Form 10-K
period 2015-09-30
Hill-Rom Holdings, Inc.
filed 2015-11-19
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)
    ☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2015
OR
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

Registrant’s telephone number, including area code: (312) 819-7200
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
Yes ☐                       No ☑

The aggregate market value of the registrant’s voting common equity, held by non-affiliates of the registrant, was approximately $2.8 billion, based on the closing sales price of $49.00 per share as of March 31, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter). There is no non-voting common equity held by non-affiliates.

The registrant had 65,169,068 shares of its common stock, without par value, outstanding as of November 12, 2015.

Documents incorporated by reference.

Certain portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on March 15, 2016 are incorporated by reference into Part III of this Annual Report on Form 10-K.

HILL-ROM HOLDINGS, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended September 30, 2015

PART I

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K contain forward-looking statements within the meanings of the Private Securities Litigation Reform Act of 1995 regarding our future plans, objectives, beliefs, expectations, representations and projections.

Forward-looking statements are not guarantees of future performance, and our actual results could differ materially from those set forth in any forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include, but are not limited to, the factors discussed under the heading “Risk Factors” in this Annual Report on Form 10-K. We assume no obligation to update or revise any forward-looking statements.

Item 1. BUSINESS

General

Hill-Rom Holdings, Inc. (the “Company,” “Hill-Rom,” “we,” “us,” or “our”) was incorporated on August 7, 1969 in the State of Indiana and is headquartered in Chicago, Illinois. We are a leading global medical technology company with approximately 10,000 employees worldwide. We partner with health care providers in more than 100 countries by focusing on patient care solutions that improve clinical and economic outcomes in five core areas: Advancing Mobility, Wound Care and Prevention, Clinical Workflow, Surgical Safety and Efficiency, and Respiratory Health. Around the world, Hill-Rom's people, products, and programs work towards one mission: Enhancing outcomes for patients and their caregivers.

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

Net revenue, segment profitability and other measures of segment reporting for each reporting segment are set forth in Note 11 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K. No single customer accounts for more than ten percent of our revenue.

In September 2015, we acquired Welch Allyn Holdings, Inc. (“Welch Allyn”). The results of Welch Allyn’s operations for the 22 days under our ownership are reported as a reconciling item in our segment disclosures for the year ended September 30, 2015.

Products and Services

We have extensive distribution capabilities and broad reach across all health care settings. We primarily operate in the following channels: (1) sales and rentals of products to acute and extended care facilities worldwide through both a direct sales force and distributors; (2) sales and rentals of products directly to patients in the home; and (3) sales into primary care facilities (primarily Welch Allyn products). Through our network of approximately 160 North American and 50 international service centers, and approximately 1,500 service professionals, we are able to provide technical support and services and rapidly deliver our products to customers on an as-needed basis, providing our customers flexibility to purchase or rent select products. This extensive network is critical to serving our customers and securing contracts with Group Purchasing Organizations (“GPOs”) and integrated delivery networks (“IDNs”).

Our products and services are outlined below. Except where noted, all of our business segments generally sell products and services and rent products from each of our product categories.

Advancing Mobility. Our innovative patient care systems include a variety of bed systems, such as Medical Surgical (“MedSurg”) beds, Intensive Care Unit (“ICU”) beds, and Bariatric patient beds, as well as mobility solutions (such as lifts and other devices used to safely move patients). These patient care systems can be designed for use in high, mid, and low acuity settings, depending on the specific design options, and are built to reduce patient falls and caregiver injuries and improve caregiver efficiency. Our advanced patient care systems can also provide patient data reporting, patient safety alarms and caregiver alerts concerning such things as bed exit, bed height, patient positioning, point of care controls, patient turn assist and upright positioning. Supporting solutions within the patient/resident room include architectural products (such as headwalls) and health care furniture. These products are sold by our North America and International segments, primarily to acute and extended care facilities worldwide. Approximately 57, 67 and 70 percent of our revenue during fiscal 2015, 2014 and 2013, were derived from advancing mobility products and services.

Wound Care and Prevention. We rent and sell non-invasive therapeutic products and surfaces designed for the prevention and treatment of a variety of acute and chronic medical conditions, including pulmonary, wound and bariatric conditions. These products are rented and sold by our North America and International segments, primarily in the U.S., Canada and Europe. Medical Equipment Management and Contract Services provide rentals and health care provider asset management services for a wide variety of moveable medical equipment (“MME”), such as ventilators, defibrillators, intravenous pumps and patient monitoring equipment in our North America segment. In addition, we also sell equipment service contracts for our capital equipment, primarily in the U.S. Approximately 9, 10 and 11 percent of our revenue during fiscal 2015, 2014 and 2013, were derived from wound care and prevention products and services.

Clinical Workflow. We also develop and market a variety of communications technologies and software solutions. These are designed to improve patient safety and efficiency at the point of care by, among other things, enabling patient-to-staff and staff-to-staff communications, aggregating and delivering patient data, tracking staff and assets, and monitoring hand hygiene compliance. The NaviCare® Platform is the infrastructure Hill-Rom uses to support multiple clinical solutions and applications, including nurse call, asset tracking, staff and patient locating and hand-hygiene monitoring. We believe that our ability to integrate multiple applications using one primary infrastructure is a significant advantage for us versus our competitors in the clinical workflow product category today. These products are sold mainly to our North America customers. This product category also includes our Welch Allyn products, which help caregivers assess their patients quickly, easily, safely, and accurately. We also see exciting opportunities to integrate even more of Welch Allyn’s technologies and patient data in the care environment to further enhance our Clinical Workflow product offerings. Welch Allyn products are sold globally.

Surgical Safety and Efficiency. We offer surgical tables, lights, and pendants utilized within the operating room setting. We also offer a range of positioning devices for use in shoulder, hip, spinal and lithotomy surgeries as well as platform-neutral positioning accessories for nearly every model of operating room table. In addition, we offer operating room surgical safety and accessory products such as scalpel and blade, light handle systems, skin markers and other disposable products. The products offered within this category are primarily recurring, consumable revenue streams. These products are sold by our Surgical and Respiratory Care segment. In 2014, we acquired Trumpf Medical, a worldwide leader in medical products technology distinguished by high-quality German engineering, a history of innovation, and a dedication to total customer satisfaction. Trumpf offers surgical tables, surgical and examination lights, surgical pendants and video solutions. Approximately 21, 13 and 10 percent of our revenue during fiscal 2015, 2014 and 2013, were derived from surgical safety and efficiency products.

Respiratory Health. We offer therapeutic products that provide bronchial hygiene (airway clearance) for acute and home care patients. Some of the key products include:  The Vest® Airway Clearance System, designed to assist patients in the mobilization of retained blockages that, if not removed, may lead to increased rates of respiratory infection, hospitalization, and reduced lung function; the VitalCough® System, a non-invasive therapy that stimulates a cough to remove secretions in patients with compromised peak cough flow; and the MetaNeb® Systems, a triple-therapy system indicated for the mobilization of secretions, lung expansion therapy and aerosol delivery.  These products are sold by our Surgical and Respiratory Care segment.

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

Prices fluctuate for raw materials and sub-assemblies used in our products based on a number of factors beyond our control. Specifically, over the past several years, the fluctuating prices of certain raw materials, including metals, fuel, plastics and other petroleum-based products in particular, and fuel related delivery costs, had a direct effect on our profitability. Although we generally have not engaged in hedging transactions with respect to raw material purchases, we have entered into fixed price supply contracts at times.

Most of our extended contracts with hospital GPOs and other customers for the sale of products in North America permit us to institute annual list price increases, although we may not be able to raise prices sufficiently to offset all raw material cost inflation.

Competition

In all our business segments, we compete on the basis of clinical expertise and resulting product clinical utility and ability to produce favorable outcomes, as well as value, quality, customer service, innovation and breadth of product offerings. As our business segments generally sell products and services across our product categories, we evaluate our competition based on our product categories, rather than our business segments.

The following table displays our significant competitors with respect to each product category:

Product Categories	Competitors
Advancing Mobility	ArjoHuntleigh (Division of Getinge AB) Guldmann Invacare Joerns Healthcare	Linet Stiegelmeyer Stryker Corporation

Wound Care and Prevention	ArjoHuntleigh (Division of Getinge AB) Freedom Medical, Inc. RecoverCare, LLC/Joerns Healthcare	SIZEWise Rentals, LLC Universal Hospital Services, Inc.

Clinical Workflow	Ascom Holding Covidien, Ltd. Exergen Corporation GE Healthcare Heine Optotechnik	Omron Healthcare Philips Rauland-Borg Corporation Riester

Surgical Safety and Efficiency	Action Medical DeRoyal Draeger Maquet (Division of Getinge AB) MizuhoOSI	Skytron Steris Stryker Corporation Swann-Morton

Respiratory Health	Electromed, Inc. Respironics (Division of Philips) Respirtech

Additionally, we compete with a large number of smaller and regional manufacturers.

Regulatory Matters

FDA Regulation. We design, manufacture, install and distribute medical devices that are regulated by the Food and Drug Administration (“FDA”) in the U.S. and similar agencies in other countries. The regulations and standards of these agencies evolve over time and require us to make changes in our manufacturing processes and quality systems to remain in compliance. The FDA’s Quality System regulations and the regulatory equivalents under the Medical Device Directive in the European Union set forth standards for our product design and manufacturing processes, require the maintenance of certain records and provide for inspections of our facilities. From time to time, the FDA performs routine inspections of our facilities and may inform us of certain deficiencies in our processes or facilities. In 2012, we received an FDA warning letter with respect to our Batesville facility. After making the necessary improvements in our quality systems and processes, the warning letter was lifted in 2015. See Item 1A. “Risk Factors” for additional information. In addition, there are also certain state and local government requirements that must be complied with in the manufacturing and marketing of our products.

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

Product Development

Most of our products and product improvements have been developed internally. We maintain close working relationships with various medical professionals who assist in product research and development. New and improved products play a critical role in our sales growth. We continue to place emphasis on the development of proprietary products and product improvements to complement and expand our existing product lines. Our significant research and development activities are located in Acton, Massachusetts; Batesville, Indiana; Beaverton, Oregon; Cary, North Carolina; Skaneateles Falls, New York; Lulea, Sweden; Montpelier and Pluvigner, France; Singapore; and Saalfeld and Witten, Germany.

Research and development is expensed as incurred. Research and development expense for the fiscal years ended September 30, 2015, 2014 and 2013, was $91.8 million, $71.9 million and $70.2 million.

In addition, certain software development technology costs are capitalized as intangibles and are amortized over a period of three to five years once the software is ready for its intended use. The amounts capitalized during fiscal years 2015, 2014 and 2013 were approximately $2.6 million, $2.6 million and $2.4 million.

Patents and Trademarks

We own, and from time-to-time license, a number of patents on our products and manufacturing processes, but we do not believe any single patent or related group of patents is of material significance to any business segment or our business as a whole. We also own a number of trademarks and service marks relating to our products and product services. Except for the marks “Hill-Rom®”, “Bard-Parker®”, and “Welch Allyn®”, we do not believe any single trademark or service mark is of material significance to any business segment or our business as a whole.

Foreign Operations and Export Sales

Information about our foreign operations is set forth in tables relating to geographic information in Note 11 of Notes to Consolidated Financial Statements, included herein under Part II, Item 8 of this Form 10-K.

Employees

At September 30, 2015, we had approximately 10,000 employees worldwide. Approximately 7 percent of our employees work in our logistics and manufacturing operations in the U.S. under collective bargaining agreements. We are also subject to various collective bargaining arrangements or national agreements outside the U.S. The collective bargaining agreement at our primary U.S. manufacturing facility expires in January 2016. We have not experienced a work stoppage in the U.S. in over 40 years, and we believe that our employee relations are satisfactory.

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

John J. Greisch, 60, was elected President and Chief Executive Officer of Hill-Rom in January 2010. Mr. Greisch was most recently President, International Operations for Baxter International, Inc., a position he held since 2006. Prior to this, he held several other positions with Baxter, serving as Baxter's Chief Financial Officer and as President of Baxter's BioScience division.

Carlos Alonso, 56, was elected Senior Vice President and President, Hill-Rom International in April 2015. Before joining Hill-Rom, Mr. Alonso served as the President and CEO of the Esaote Group, a medical imaging leader based in Genova, Italy. Prior to the Esaote Group, Mr. Alonso served as the CEO of Esteve Pharmaceuticals based in Barcelona, Spain, and held various leadership roles of increasing responsibility with Baxter International, Inc. over the course of 15 years, including serving as Global President of the Renal Division.

Andreas Frank, 39, was elected as Senior Vice President Corporate Development and Strategy in October 2011. Before joining Hill-Rom, Mr. Frank was Director Corporate Development at Danaher Corporation. Previously he worked in the Corporate Finance and Strategy practice at the consulting firm McKinsey & Company.

Richard G. Keller, 54, was elected Vice President, Controller and Chief Accounting Officer of the Company effective August 2005. He had served as Executive Director - Controller of Hill-Rom since March 2004.

Susan R. Lichtenstein, 58, was elected Senior Vice President, Corporate Affairs, Chief Legal Officer and Secretary for Hill-Rom effective May 2010. Previously she was Corporate Vice President and General Counsel at Baxter International, where she was responsible for global legal matters, corporate communications and government affairs. Ms. Lichtenstein has informed the Company that she will be leaving the Company by the end of calendar year 2015.

Kenneth Meyers, 53, was elected Senior Vice President and Chief Human Resources Officer effective September 2015. Before joining Hill-Rom he was Senior Vice President and Chief Human Resources Officer at Hospira, Inc. Previously, he was a partner at Mercer / Oliver Wyman Consulting. Prior to Mercer / Oliver Wyman, he served as Senior Vice President, Human Resources, for Starbucks International.

Alton Shader, 42, was elected Senior Vice President and President, Front Line Care in September 2015. He had served as Senior Vice President and President, North America since July 2012 and previously as Senior Vice President and President, Post-Acute Care with Hill-Rom since July 2011. Before joining Hill-Rom, Mr. Shader was General Manager of Renal at Baxter International, Inc. Previously, he served as General Manager for Baxter Ireland and held senior marketing positions in Baxter's operations in Zurich and in California.

Taylor Smith, 55, was elected as Senior Vice President and President, Surgical and Respiratory Care in November 2013. Before joining Hill-Rom, Mr. Smith served as Senior Vice President and General Manager for Cardinal Health’s Orthopedic Products and Services group. Previously he held numerous leadership positions of increasing responsibility at Cardinal Health over the past 13 years.

Carlyn D. Solomon, 53, was elected Chief Operating Officer of Hill-Rom in November, 2014. Mr. Solomon was most recently the Corporate Vice President, Critical Care & Vascular Business Units of Edwards Lifesciences since 2006, and was VP of Corporate Strategy and GM of Cardiac Surgery Systems Business of Edwards Lifesciences from 2005 to 2006.

Steven J. Strobel, 57, was elected Senior Vice President in November 2014 and Chief Financial Officer in December, 2014. Before joining Hill-Rom, Mr. Strobel was President of McGough Road Advisors, a corporate finance consulting firm, from 2012 to 2014 and previously Chief Financial Officer of BlueStar Energy, an independent retail energy services company, from 2009 to 2012. Prior to BlueStar, he served as Treasurer and Corporate Controller at Motorola, and in the same positions at Owens Corning. Mr. Strobel serves on the Board of Directors of Newell Rubbermaid Inc., where he chairs the Audit Committee.

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

In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation through the passage of the Patient Protection and Affordable Health Care Act (H.R. 3590) and the Health Care and Education Reconciliation Act (H.R. 4872). We cannot predict with certainty what additional healthcare initiatives, if any, will be implemented at the federal or state level, or what the ultimate effect of federal health care reform or any future legislation or regulation will have on us. In addition, Medicare, Medicaid, managed care organizations and foreign governments are increasing pressure to both control health care utilization and to limit reimbursement. Changes in reimbursement programs or their regulations, including retroactive and prospective rate and coverage criteria changes, competitive bidding for certain products and services, and other changes intended to reduce expenditures (domestically or internationally), could adversely affect the portions of our businesses that are dependent on third-party reimbursement or direct governmental payments. Moreover, to the extent that our customers experience reimbursement pressure resulting in lower revenue for them, their demand for our products and services may decrease. The impact of the above mentioned items could have a material adverse impact on our business, results of operations and cash flows.

Failure by us or our suppliers to comply with the FDA regulations and similar foreign regulations applicable to the products we manufacture or distribute could expose us to enforcement actions or other adverse consequences.

We design, manufacture, install and distribute medical devices that are regulated by the FDA in the U.S. and similar agencies in other countries. Failure to comply with applicable regulations could result in future product recalls, injunctions preventing the shipment of products or other enforcement actions that could have a material adverse effect on our revenue and profitability. In March 2012, we received a warning letter from the FDA following an inspection by the FDA at our Batesville, Indiana production facilities. Upon the successful completion of our remediation efforts, the warning letter was lifted in September 2015. Additionally, certain of our suppliers are subject to FDA regulations, and the failure of these suppliers to comply with regulations could adversely affect us; as regulatory actions taken by the FDA against those manufacturers can result in product shortages, recalls or modifications.

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

Demand for our products and services depend in large part on overall demand in the health care market. Additionally, with the health care market’s increased focus on hospital asset and resource efficiency as well as reimbursement constraints, spending for many of our products is on a long-term declining trend. Further, the competitive pressures in our industry could cause us to lose market share unless we increase our expenditures or reduce our prices, which would adversely impact our operating results. The nature of this highly competitive marketplace demands that we successfully introduce new products into the market in a cost effective manner (more fully detailed below). These factors, along with others, may result in significant shifts in market share among the industry's major participants, including us. Accordingly, if we are unable to effectively differentiate ourselves from our competitors in terms of both new products and diversification of our product portfolio through business acquisitions, then our market share, sales and profitability could be adversely impacted through lower volume or decreased prices.

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

Adverse developments in general domestic and worldwide economic conditions and instability and disruption of credit markets could have an adverse effect on our operating results, financial condition, or liquidity.

We are subject to risks arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of domestic and international credit markets. The credit and capital markets experienced extreme volatility and disruption over the past several years, leading to periods of recessionary conditions and depressed levels of consumer and commercial spending. These recessionary conditions caused customers to reduce, modify, delay or cancel plans to purchase our products and services. If our customers reduce investments in capital expenditures or utilize their limited capital funds to invest in products that we do not offer or that do not comprise a large percentage of our product portfolio, it could negatively impact our operating results. Moreover, even if our revenue remains constant, our profitability could decline if there is a shift to sales of product mix or geographic locations with less favorable margins. If worldwide economic conditions worsen, we would expect our customers to scrutinize costs resulting from pressures on operating margin due to rising supply costs, reduced investment income and philanthropic giving, increased interest expense, reimbursement pressure, reduced elective healthcare spending and uncompensated care.

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

The assets in our pension plans are subject to market disruptions. In addition, our pension plans are underfunded.

Our primary pension plan invests in a variety of equity and debt securities subject to market risks. Our pension plans were underfunded at September 30, 2015 by approximately $96.4 million. Market volatility and disruption could cause further declines in asset values or fluctuations in assumptions used to value our liability and expenses. If this occurs, we may need to make additional pension plan contributions and our pension expense in future years may increase.

Our business is significantly dependent on major contracts with GPOs, IDNs, and certain other distributors and purchasers.

A majority of our North American hospital sales and rentals are made pursuant to contracts with hospital GPOs. At any given time, we are typically at various stages of responding to bids and negotiating and renewing expiring GPO agreements. Failure to be included in certain of these agreements could have a material adverse effect on our business, including capital and rental revenue.

Participation by us in such programs often requires increased discounting or restrictions on our ability to raise prices, and failure to participate or to be selected for participation in such programs may result in a reduction of sales to the member hospitals. In addition, the industry is showing an increased focus on contracting directly with health systems or IDNs (which typically represents influential members and owners of GPOs). IDNs and health systems often make key purchasing decisions and have influence over the GPO’s contract decisions, and often request additional discounts or other enhancements. In addition, certain other distributors and purchasers have similar processes to the GPOs and IDNs and failure to be included in agreements with these other purchasers could have a material adverse effect on our business.

Increased prices for, or unavailability of, raw materials or sub-assemblies used in our products could adversely affect profitability or revenue. In particular, our results of operations could be adversely affected by high prices for metals, fuel, plastics and other petroleum based products. We also procure several raw materials and sub-assemblies from single suppliers.

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

International sales accounted for approximately 36 percent of our net sales in fiscal 2015. We anticipate that international sales will continue to represent a significant portion of our total sales in the future. In addition, we have multiple manufacturing facilities and third-party suppliers that are located outside of the U.S.  As a result, our international sales, as well as our sales in the U.S. of products produced or sourced internationally, are subject to risks and uncertainties that can vary by country, such as political instability, economic conditions, foreign currency exchange rate fluctuations, changes in tax laws, regulatory and reimbursement programs and policies, and the protection of intellectual property rights.  In addition, our collections of international receivables are subject to economic pressures and the actions of some governmental authorities who have initiated various austerity measures to control healthcare and other governmental spending.

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

After the Welch Allyn acquisition, the combined company’s future success requires it to continue to attract and retain competent personnel. In particular, the combined company’s future success will depend on its senior management. As a result of the merger, Hill-Rom’s and Welch Allyn’s current and prospective employees could experience uncertainty about their future roles and the integration process. The loss of services of members of the combined company’s senior management team could adversely affect its business until suitable replacements can be found. There may be a limited number of persons with the requisite skills to serve in these positions, and the combined company may be unable to locate or employ qualified personnel on acceptable terms.

A portion of our workforce is unionized, and we could face labor disruptions that would interfere with our operations.

Approximately 7 percent of our employees as part of our logistics and manufacturing operations in the U.S. work under collective bargaining agreements. We are also subject to various collective bargaining arrangements or national agreements outside the U.S. covering approximately 18 percent of our employees. Although we have not recently experienced any significant work stoppages as a result of labor disagreements, we cannot ensure that such a stoppage will not occur in the future. Our primary labor contract expires in January 2016. Inability to negotiate satisfactory new agreements or a labor disturbance at one of our principal facilities could have a material adverse effect on our operations.

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

Over the past few years we have initiated several restructuring, realignment and cost reduction initiatives. In the third quarter of 2015, we announced plans to close two facilities in a continuing effort to rationalize our global footprint. Also, in the second quarter of fiscal 2014, we initiated a restructuring program to improve our cost structure by reducing our European manufacturing capacity and streamlining our global operations by, among other things, executing a back office process transformation program in Europe. While we expect to realize efficiencies from these actions, these activities may not produce the full efficiency and cost reduction benefits we expect. Further, such benefits may be realized later than expected, and the ongoing costs of implementing these measures may be greater than anticipated. If these measures are not successful or sustainable, we may undertake additional realignment and cost reduction efforts, which could result in future charges. Moreover, our ability to achieve our other strategic goals and business plans may be adversely affected and we could experience business disruptions with customers and elsewhere if our restructuring and realignment efforts prove ineffective.

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

We expect to incur substantial expenses related to the integration of Welch Allyn.

We expect to incur substantial expenses in connection with the integration of Welch Allyn. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, billing, payroll, manufacturing, marketing and employee benefits. While we expect to incur integration and restructuring costs and other costs incurred to execute the transaction following completion of the merger in 2015 that are estimated to range between $35 million and $40 million, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from elimination of duplicative expenses and the realization of economies of scale and cost savings. Although we expect that the realization of efficiencies related to the integration of the businesses will offset incremental transaction, merger-related and restructuring costs over time, we cannot give any assurance that this net benefit will be achieved in the near term, or at all.

Successful integration of Welch Allyn with Hill-Rom and successful operation of the combined company are not assured. Also, integrating Hill-Rom’s business with that of Welch Allyn may divert the attention of management away from operations.

Welch Allyn is now a wholly-owned subsidiary of Hill-Rom but will, at least initially, continue its operations on a basis that is largely separate from Hill-Rom’s previously existing operations. There can be no assurance that Welch Allyn will be able to maintain and grow its business and operations. In addition, the market segments in which Welch Allyn operates may experience declines in demand and/or new competitors. Integrating and coordinating certain aspects of the operations and personnel of Welch Allyn with Hill-Rom will involve complex operational, technological and personnel-related challenges. This process will be time-consuming and expensive, may disrupt the businesses of either or both of the companies and may not result in the full benefits expected from the merger, including cost synergies expected to arise from supply chain efficiencies and overlapping general and administrative functions. The potential difficulties, and resulting costs and delays, include:
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

Additionally, the integration of Welch Allyn’s operations, products and personnel may place a significant burden on management and other internal resources. The diversion of management’s attention, and any difficulties encountered in the transition and integration process, could harm the Company’s business, financial condition and operating results.

We have incurred substantial additional indebtedness in connection with the Welch Allyn acquisition, and may not be able to meet all of our debt obligations.

As stated in our Notes to Consolidated Financial Statements, we have entered into several new credit facilities which have resulted in a substantially higher level of leverage compared with prior periods. Based on assumed interest rates, leverage ratios and credit ratings, we expect our debt service obligations, comprised of principal and interest (excluding capital leases), during the 12 months following the completion of the merger to be approximately $150 million. As a result of this increase in debt, demands on our cash resources have increased. The increased level of debt could, among other things:
•
require us to dedicate a large portion of its cash flow from operations to the servicing and repayment of its debt, thereby reducing funds available for working capital, capital expenditures, research and development expenditures and other general corporate requirements;

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures, research and development expenditures and other general corporate requirements;
•	limit our flexibility in planning for, or reacting to, changes in its business and the industry in which we operate;
•	restrict our ability to make strategic acquisitions or dispositions or to exploit business opportunities;
•	place us at a competitive disadvantage compared to competitors that have less debt;
•	adversely affect our credit rating, with the result that the cost of servicing our indebtedness might increase;
•	adversely affect the market price of Hill-Rom common stock; and
•	limit our ability to apply proceeds from an offering or asset sale to purposes other than the servicing and repayment of debt.

Item 1B. UNRESOLVED STAFF COMMENTS

We have not received any comments from the staff of the SEC regarding our periodic or current reports that remain unresolved.

Item 2. PROPERTIES

The principal properties used in our operations are listed below. All facilities are suitable for their intended purpose, are being efficiently utilized and are believed to provide adequate capacity to meet demand for the next several years.

Location	Description and Primary Use	Owned/Leased
Acton, MA	Light manufacturing, development and distribution of health care equipment; Office administration	Leased
Batesville, IN	Manufacturing, development and distribution of health care equipment; Office administration	Owned
Beaverton, OR	Development of heath care equipment; Office administration	Leased
Caledonia, MI	Manufacturing, development and distribution of surgical products; Office administration	Leased
Carol Stream, IL	Manufacturing, development and distribution of health care equipment; Office administration	Leased
Cary, NC	Development of health care equipment; Office administration	Leased
Charleston, SC	Light manufacturing and distribution of health care equipment; Office administration	Owned/Leased
Chicago, IL	Office administration	Leased
St. Paul, MN	Office administration	Leased
Skaneateles Falls, NY	Manufacturing, development and distribution of health care equipment; Office administration	Owned
Jiangsu, China	Manufacturing of health care equipment	Leased
Taicang, China	Light manufacturing and distribution of health care equipment	Leased
Montpellier, France	Manufacturing and development of health care equipment	Owned
Pluvigner, France	Manufacturing, development and distribution of health care equipment; Office administration	Owned
Hainichen, Germany*	Manufacturing and distribution of health care equipment	Owned
Puchheim, Germany	Manufacturing and distribution of health care equipment	Owned
Saalfeld, Germany	Manufacturing, development and distribution of health care equipment; Office administration	Owned
Witten, Germany	Manufacturing, development and distribution of health care equipment; Office administration	Owned
Navan, County Meath, Ireland	Office administration	Owned
Kawagawa, Japan	Office administration	Leased
Tijuana, Mexico	Manufacturing and distribution of health care equipment; Office administration	Leased
Monterrey, Mexico	Manufacturing of health care equipment	Owned
Las Piedras, Puerto Rico	Manufacturing of surgical products	Owned
Singapore	Manufacturing and development of health care equipment; Office administration	Leased
Lulea, Sweden	Manufacturing, development and distribution of health care equipment; Office administration	Owned
Redditch, UK*	Manufacturing of surgical products; Office administration	Leased

* denotes properties where plans are in process to close, consolidate, or repurpose the facility

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

Market Information

Our common stock is traded on the New York Stock Exchange under the ticker symbol “HRC”. The closing price of our common stock on the New York Stock Exchange on November 12, 2015 was $51.21 per share. The following table reflects the range of high and low selling prices of our common stock and cash dividends declared by quarter for each of the last two fiscal years.

	Years Ended September 30
	2015			2014
Quarter Ended:	High	Low	Cash Dividends Declared	High	Low	Cash Dividends Declared
December 31	$47.32	$39.58	$0.1525	$42.56	$35.64	$0.1375
March 31	$49.35	$44.69	$0.1600	$44.64	$34.94	$0.1525
June 30	$57.95	$48.16	$0.1600	$41.66	$35.45	$0.1525
September 30	$58.73	$49.30	$0.1600	$44.46	$38.85	$0.1525

Holders

As of November 12, 2015, there were approximately 20,800 shareholders of record.

Dividends

The declaration and payment of cash dividends is at the sole discretion of our Board of Directors (“Board”) and depends upon many factors, including our financial condition, earnings potential, capital requirements, alternative uses of cash, covenants associated with debt obligations, legal requirements, and other factors deemed relevant by our Board. We have paid cash dividends on our common stock every quarter since our initial public offering in 1971. We intend to continue to pay quarterly cash dividends comparable to those paid in the periods covered by these financial statements.

Issuer Purchases of Equity Securities

				Maximum
			Total Number	Approximate
			of Shares	Dollar Value
	Total		Purchased as	of Shares That
	Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under
Period	Purchased (1)	per Share	Programs (2)	the Programs (2)

July 1, 2015 - July 31, 2015	426	$54.21	-	$64.7
August 1, 2015 - August 31, 2015	728	$53.43	-	$64.7
September 1, 2015 - September 30, 2015	113,222	$51.91	-	$64.7
Total	114,376	$51.93	-	$64.7

(1)	Shares purchased during the quarter ended September 30, 2015 were in connection with employee payroll tax withholding for restricted and deferred stock distributions.

(2)
In September 2013, the Board approved an expansion of its previously announced share repurchase authorization to a total of $190.0 million. As of September 30, 2015, a cumulative total of $125.3 million has been used under this existing authorization. The plan does not have an expiration date and currently there are no plans to terminate this program in the future.

Stock Performance Graph

The following graph compares the return on our common stock with that of Standard & Poor’s 500 Stock Index (“S&P 500 Index”), and our Peer Group* for the five years ended September 30, 2015. The graph assumes that the value of the investment in our common stock, the S&P 500 Index, and our Peer Group was $100 on October 1, 2010 and that all dividends were reinvested.

	2010	2011	2012	2013	2014	2015
HRC	$100	$ 83	$ 82	$103	$121	$153
S & P 500	$100	$ 99	$126	$147	$172	$168
Peer Group	$100	$104	$135	$141	$166	$196

*
For purposes of the Stock Performance Graph above, our Peer Group is comprised of: Alere Inc.; CR Bard Inc.; Chemed Corp.; CONMED Corporation; DENTSPLY International Inc.; Edwards Lifesciences Corp.; Hologic Inc.; IDEXX Laboratories, Inc.; Integra Lifesciences Holdings Corporation; Intuitive Surgical, Inc.; Invacare Corporation; MEDNAX, Inc.; PerkinElmer Inc.; ResMed Inc.; Sirona Dental Systems Labs Inc.; Steris Corp.; Teleflex Incorporated.; The Cooper Companies Inc.; Varian Medical Systems, Inc.; and West Pharmaceutical Services, Inc.

Certain other information required by this item will be contained under the caption “Equity Compensation Plan Information” in our definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on March 15, 2016, and such information is incorporated herein by reference.

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

	2015	2014	2013	2012	2011

Net revenue	$1,988.2	$1,686.1	$1,716.2	$1,634.3	$1,591.7
Net income	$46.8	$60.6	$105.0	$120.8	$133.5
Net income attributable to common shareholders	$47.7	$60.6	$105.0	$120.8	$133.3
Net income attributable to common shareholders per share - Basic	$0.83	$1.05	$1.75	$1.94	$2.11
Net income attributable to common shareholders per share - Diluted	$0.82	$1.04	$1.74	$1.94	$2.09
Total assets	$4,457.6	$1,751.3	$1,586.8	$1,627.6	$1,299.1
Long-term obligations	$2,175.2	$364.1	$225.8	$237.5	$50.8
Cash flows from operating activities	$213.8	$210.3	$263.2	$261.7	$222.5
Capital expenditures	$121.3	$62.7	$65.3	$77.8	$68.9
Cash flows from investing activities	$(1,756.4)	$(294.5)	$(58.6)	$(539.5)	$(78.0)
Cash flows from financing activities	$1,642.7	$63.8	$(161.5)	$135.6	$(101.9)
Cash dividends per share	$0.6325	$0.5950	$0.5250	$0.4875	$0.4300

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading global medical technology company with more than 10,000 employees worldwide. We partner with health care providers in more than 100 countries by focusing on patient care solutions that improve clinical and economic outcomes in five core areas: Advancing Mobility, Wound Care and Prevention, Clinical Workflow, Surgical Safety and Efficiency, and Respiratory Health. Around the world, Hill-Rom's people, products, and programs work towards one mission: Enhancing outcomes for patients and their caregivers.

Key Factors Impacting Our Business

Industry-wide Demand and Cost Pressures. We believe that over the long term, overall patient and provider demand for health care products and services will continue to grow as a result of a number of factors, including an aging population, longer life expectancies, and an increasing number of sicker patients across all care settings, including hospitals, extended care facilities and in the home. In contrast, however, health care providers across the care continuum are under continued pressure to improve efficiency and control costs, possibly reducing demand for our products and services. These pressures may occur for a number of reasons, including declining commercial third-party payer reimbursement rates, government regulation, and hospital consolidation. In addition, an increasing number of our customers are purchasing through GPO agreements or other large contracts, where they may be able to purchase at lower prices than they would be able to individually. Moreover, general economic pressures have caused some governmental authorities to initiate various austerity measures to control healthcare spending, reducing direct spending in addition to governmental reimbursement rates. We believe these factors may decrease demand for our products, decrease payments to us, or both; however, we may be able to offset some or all of this decreased demand through effective research and development leading to new product introductions, as well as providing demonstrable clinical and economic value to our customers.

Customer Consolidation. Economic considerations, competition and other factors have led to on-going consolidation of customers and the centralization of purchasing decision making. We believe this has influenced the criteria customers use to evaluate the value proposition offered by Hill-Rom for various product and service offerings. Economic decision-makers partner with clinical decision-makers to determine product selection. This has caused Hill-Rom to adjust the way we go to market and the structure of our sales and distribution channels, particularly in North America. Among other measures, Hill-Rom established Strategic Partnership Teams as an adjunct to our traditional sales representatives to better address customer needs for products and services that deliver solutions for more cost-effective patient care. With the acquisition of Welch Allyn, we also added a significant distributor component serving primary care. The extent to which Hill-Rom effectively addresses evolving needs brought about by customer consolidation could significantly impact the success of our revenue and profitability.

Mergers and Acquisitions. We have made several recent acquisitions, most notably the acquisitions of Welch Allyn Holdings, Inc. (“Welch Allyn”), Trumpf Medical (“Trumpf”), and Virtus, Inc. (“Virtus”), and we plan to make additional acquisitions in the future. Our past and future acquisitions (to the extent that we make them) may materially impact our results of operations, by increasing our revenue and revenue growth rates, increasing our ongoing operational selling and administrative expenses, adding incremental acquisition and integration related costs, and creating additional non-cash charges associated with the amortization of tangible and intangible assets resulting from purchase accounting. Moreover, to the extent that we acquire businesses that have financial drivers different than our current businesses, our future results of operations will be subject to additional or different factors impacting our financial performance.

Growing Desire Among Developing Countries to Invest in Health Care. While industry growth rates in more mature geographic regions such as western and northern Europe and Japan have moderated, in many other geographic markets, where the relative spending on health care is increasing, we expect long-term increasing demand for medical technologies. New hospital construction and hospital refurbishments are expected in regions such as Latin America, the Middle East and many parts of Asia. This could increase overall demand for our products and services.

Changing Acuities and Technological Impact. As a result of the growing population of the elderly and obese, health care systems are challenged to treat rising incidences of complex diseases and conditions such as diabetes, congestive heart failure and respiratory disease. However, at the same time, patients are being moved through the hospital faster and generally desire to rapidly move to lower acuity settings as quickly as possible. We believe that this trend increases the demand for more solutions to care for these patients in lower acuity settings, such as improved medical technologies, communication tools and information technologies. The increasing utilization of these technologies and our ability to meet changing demand with new differentiated products will impact our ability to increase revenue and improve margins in the future.

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

Patient and Caregiver Safety, Quality, and Economic Outcomes. We believe an increasing emphasis is being placed within hospitals to assure quality of care through increased accountability and public disclosure. At the same time, we believe caregiver shortages, worker related injuries, the aging workforce, and other staffing requirements have led to increasing emphasis on caregiver injury prevention. Several pieces of legislation have been enacted over the past few years to address these areas including the "pay for performance" initiative by the Centers for Medicare and Medicaid Services ("CMS") which aims to better align reimbursement with improved patient outcomes and the reduction of adverse events including bedsores (or pressure ulcers), ventilator associated pneumonia, patient falls, deep vein thrombosis and patient entrapment. Hospitals may experience reduced reimbursement for hospital acquired adverse events, making a stronger connection with these adverse events and revenue levels. Therefore, we believe that healthcare providers will seek to do business with partners that can demonstrate improved clinical, and consequently, economic, outcomes. A number of the top adverse events and preventable medical errors in U.S. hospitals, including those listed above, can be mitigated in part by our technologies, processes and services. We believe we are well positioned to benefit from the emphasis being placed on patient safety due to our products and technologies that are designed to assist providers in materially improving outcomes associated with patients across all care settings, and we believe that an effective program of new product innovation focusing on these trends will ultimately benefit our revenue growth. Overall increasing emphasis on patient and caregiver safety and quality could increase demand for our products and services.

Use of Non-GAAP Financial Measures

The accompanying consolidated financial statements, including the related notes, set forth in Part II, Item 8 of this Form 10-K are presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”). We provide non-GAAP measures, including adjusted income before taxes, income tax expense and diluted earnings per share results, because we use these measures internally for planning, forecasting, and evaluating the performance of the business.

In addition, we analyze net revenue on a constant currency basis to better measure the comparability of results between periods. We believe that evaluating growth in net revenue on a constant currency basis provides an additional and meaningful assessment to both management and investors.

We use these measures internally for planning, forecasting, and evaluating the performance of the business. These measures should not, however, be considered in isolation, as a substitute for, or as superior to measures of financial performance prepared in accordance with GAAP.

RESULTS OF OPERATIONS

The following table presents comparative operating results for the years discussed within Management’s Discussion and Analysis:

	Years Ended September 30
		% of Related		% of Related		% of Related
(Dollars in millions except per share data)	2015	Revenue	2014	Revenue	2013	Revenue
Net Revenue
Capital sales	$1,604.5	80.7%	$1,301.4	77.2%	$1,308.3	76.2%
Rental revenue	383.7	19.3%	384.7	22.8%	407.9	23.8%
Total Revenue	1,988.2	100.0%	1,686.1	100.0%	1,716.2	100.0%
Gross Profit
Capital sales	683.3	42.6%	571.2	43.9%	560.5	42.8%
Rental revenue	197.0	51.3%	208.7	54.3%	219.8	53.9%
Total Gross Profit	880.3	44.3%	779.9	46.3%	780.3	45.5%
Research and development expenses	91.8	4.6%	71.9	4.3%	70.2	4.1%
Selling and administrative expenses	664.2	33.4%	548.3	32.5%	549.5	32.0%
Special charges	41.2	2.1%	37.1	2.2%	5.7	0.3%
Operating Profit	83.1	4.2%	122.6	7.3%	154.9	9.0%
Other income (expense), net	(18.0)	-0.9%	(7.4)	-0.4%	(10.9)	-0.6%
Income Before Income Taxes	65.1	3.3%	115.2	6.8%	144.0	8.4%
Income tax expense	18.3	0.9%	54.6	3.2%	39.0	2.3%
Net Income	46.8	2.4%	60.6	3.6%	105.0	6.1%
Less: Net income attributable to noncontrolling interest	(0.9)	-	-	-	-	-
Net Income Attributable to Common Shareholders	$47.7	2.4%	$60.6	3.6%	$105.0	6.1%

Net Income Attributable to Common Shareholders
per Common Share - Diluted	$0.82		$1.04		$1.74

Note: Certain percentage amounts may not add due to rounding.

Fiscal Year Ended September 30, 2015 Compared to Fiscal Year Ended September 30, 2014

Consolidated Results of Operations

In this section, we provide a high-level overview of our consolidated results of operations. Immediately following this section is a discussion of our results of operations by reportable segment. We disclose segment information that is consistent with the way in which management operates and views the business.

Our performance under each reportable segment is measured on a divisional income basis before non-allocated operating and administrative costs, acquisition-related intangible asset amortization, impairments, litigation, special charges, acquisition and integration costs, and other unusual events. Divisional income generally represents the division’s gross profit less its direct operating costs along with an allocation of manufacturing and distribution costs, research and development, and certain corporate functional expenses.

Non-allocated operating and administrative costs include functional expenses that support the entire organization such as administration, finance, legal, and human resources, expenses associated with strategic developments, acquisition-related intangible asset amortization, and other events that are not indicative of operating trends. We exclude such amounts from divisional income to allow management to evaluate and understand divisional operating trends without the effects of such items.

Net Revenue

	Years Ended September 30		Percentage Change
				Constant
(Dollars in millions)	2015	2014	As Reported	Currency
Revenue:
Capital sales	$1,604.5	$1,301.4	23.3	29.9
Rental revenue	383.7	384.7	(0.3)	1.7
Total Revenue	$1,988.2	$1,686.1	17.9	23.5

Capital sales increased, due primarily to the impact of the Trumpf and Welch Allyn acquisitions which added over $225 million in sales. Higher patient support systems and clinical workflow solutions sales in our North America segment and organic sales increases in our Surgical and Respiratory Care segment also contributed to the increase, partially offset by lower sales in our International segment. Order trends in our North America segment show significant growth compared to prior periods, while orders in our International segment continue to be volatile due to a higher dependency on large tenders and the effects of significant economic uncertainty in Europe and the Middle East. Excluding the impact of the Trumpf and Welch Allyn acquisitions, sales increased 4.5 percent on a reported basis and 8.9 percent on a constant currency basis.

Rental revenue decreased slightly from the prior year as lower revenue in the International segment was offset by increases in the North America and Surgical and Respiratory Care segments. The North America increase was driven by improving volumes in the last half of the year due to recent contract wins, which more than offset the decline from the discontinuance of third-party payer therapy product rentals. International rental revenue was down sharply on a reported basis as a result of foreign currency fluctuations, and down on a constant currency basis by 4.3 percent.

Gross Profit

	Years Ended September 30
			Percentage
(Dollars in millions)	2015	2014	Change
Gross Profit
Capital sales	$683.3	$571.2	19.6
Percent of Related Revenue	42.6%	43.9%

Rental revenue	$197.0	$208.7	(5.6)
Percent of Related Revenue	51.3%	54.3%

Total Gross Profit	$880.3	$779.9	12.9
Percent of Related Revenue	44.3%	46.3%

Capital gross profit increased by $112.1 million on higher revenue while gross margin decreased 130 basis points. The gross margin decrease is primarily driven by the impact of dilutive Trumpf margins, incremental field corrective action charges of $6.2 million, and the prior year recognition of a $2.8 million benefit from a change in our employee benefits program. Margins were also negatively impacted by the inventory step-up associated with purchase accounting for acquisitions, which was $16.2 million in 2015, compared with $6.0 million in 2014. Excluding the aforementioned items, organic capital margins increased 60 basis points as the impacts of pricing pressure were more than offset by portfolio mix.

Rental gross profit decreased $11.7 million and gross margin decreased 300 basis points. The margin decrease is partially due to the prior year recognition of a $2.8 million benefit from the employee benefit program change referenced earlier, in addition to continued pricing pressure and higher field service costs and depreciation on the incremental capital expenditures necessary to serve recent contract wins in North America.

Other

	Years Ended September 30
			Percentage
(Dollars in millions)	2015	2014	Change

Research and development expenses	$91.8	$71.9	27.7
Percent of Total Revenue	4.6%	4.3%

Selling and administrative expenses	$664.2	$548.3	21.1
Percent of Total Revenue	33.4%	32.5%

Special charges	$41.2	$37.1	11.1

Interest expense	$(18.4)	$(9.8)	87.8
Investment income and other, net	$0.4	$2.4	(83.3)

Research and development expenses increased 27.7 percent primarily due to the addition of Trumpf and Welch Allyn spending, accompanied by additional investment in organic product development initiatives, as well as the prior year benefit of $1.2 million associated with the aforementioned employee benefit program change.

Selling and administrative expenses as a percent of total revenue increased 90 basis points. Selling and administrative expenses include acquisition and integration costs, acquisition-related intangible asset amortization, FDA remediation expenses, a supplemental stock compensation charge, and litigation settlements and expenses that totaled $90.0 million in 2015, compared with $43.6 in the prior year. Excluding these items, as well as the favorable impact of the employee benefit program change of $6.6 million recorded in 2014, selling and administrative expenses decreased 140 basis points as a percentage of revenue. The improvements were due to operating leverage associated with higher revenue and ongoing cost control initiatives.

Welch Allyn Integration
In conjunction with the acquisition of Welch Allyn in September 2015, we eliminated approximately 80 positions, primarily in Welch Allyn’s corporate support and administrative functions, which became redundant as a result of merging into Hill-Rom. We recorded $14.4 million of special charges in conjunction with this action in fiscal 2015 for severance and employee benefits provided to affected employees. Many of the affected employees must continue service for a specified period of time after completion of the merger in order to receive the severance benefits offered. As a result, additional charges related to this action of approximately $3 million will be recorded in fiscal 2016 until those service obligations are fulfilled. Cash payments related to this action will continue throughout fiscal 2016.

Pension Settlement Charge
As disclosed in Note 6, we offered lump sum settlements to all terminated vested participants in our domestic master defined benefit retirement plan, which resulted in a settlement charge of $9.6 million. This charge was recorded as a component of special charges in fiscal 2015.

Site Consolidation
In the third quarter of fiscal 2015, we initiated a plan to streamline our operations and simplify our supply chain by consolidating certain manufacturing and distribution operations. As part of this action, we announced the closure of sites in Redditch, England and Charleston, South Carolina. Upon closure, each site’s operations will either be relocated to other existing Company facilities or outsourced to third-party suppliers. For the year ended September 30, 2015, we recorded severance and benefit charges of $2.7 million for approximately 160 employees to be displaced by the closures, as well as $1.8 million of other related costs. We expect to incur approximately $3 million of additional charges in the first half of fiscal 2016 for personnel costs and site closure expenses related to this action until the closures are complete. Cash payments related to these actions will continue throughout fiscal 2016.

Global Restructuring Program
During the second quarter of fiscal 2014, we announced a global restructuring program focused on improving our cost structure. This action included early retirement and reduction in force programs that eliminated over 200 net positions, primarily in the U.S., where the action was substantially completed in fiscal 2014 with cash expenditures continuing during fiscal 2015. The program also included a reduction of our European manufacturing capacity and a streamlining of global operations by, among other things, executing a back office process transformation program in Europe. The restructuring in Europe is in process and has resulted in severance and benefit charges of $6.0 million for the year ended September 30, 2015, as well as other costs of $7.2 million related to legal and professional fees, temporary labor, project management, and other administrative functions. In the second quarter of fiscal 2015, we also reversed $0.5 million of previously recorded severance and benefit charges due to certain plan participants declining continuing healthcare coverage.

Since the inception of the global restructuring program through September 30, 2015, we have recognized aggregate special charges of $37.6 million, which are recorded in both fiscal 2014 and 2015. Charges of $24.9 million were recorded in the year ended September 30, 2014, net of reversals. We expect to incur $5 to $10 million of additional European restructuring costs through the completion of the program.

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

Interest expense was higher compared with the prior year due to incremental borrowings made in connection with the Trumpf and Welch Allyn acquisitions.

GAAP and Adjusted Earnings

Income before income taxes, income tax expense, and earnings attributable to common shareholders per diluted share are summarized in the table below. GAAP amounts are adjusted for certain items to aid management in evaluating the performance of the business.

	Years Ended September 30
	2015				2014
(Dollars in millions, except for per share amounts)	Income Before Income Taxes	Income Tax Expense	NCI	Diluted EPS	Income Before Income Taxes	Income Tax Expense	Diluted EPS1

GAAP Earnings	$65.1	$18.3	$(0.9)	$0.82	$115.2	$54.6	$1.04
Adjustments:
Acquisition and integration costs	62.8	18.0	-	0.76	16.3	5.0	0.19
Acquisition-related intangible asset amortization	34.1	9.8	-	0.42	28.8	8.7	0.34
Employee benefits change	-	-	-	-	(13.4)	(5.1)	(0.14)
FDA remediation expenses	3.8	1.2	-	0.04	4.5	1.7	0.05
Field corrective actions	4.5	1.4	-	0.05	(1.7)	(0.6)	(0.02)
Litigation settlements and expenses	(0.6)	(0.2)	-	(0.01)	-	-	-
Special charges	41.2	10.7	-	0.52	37.1	10.9	0.45
Supplemental stock compensation charge	6.1	2.2	-	0.07	-	-	-
Foreign valuation allowance and acquisition dividend tax	-	1.9	-	(0.03)	-	(20.3)	0.35

Adjusted Earnings	$217.0	$63.3	$(0.9)	$2.64	$186.8	$54.9	$2.25

1 Total does not add due to rounding
NCI = Net loss attributable to noncontrolling interests

The effective tax rate for fiscal 2015 was 28.1 percent compared to 47.4 percent in the prior year. The effective tax rate for fiscal 2015 is lower than fiscal 2014 due primarily to the $19.6 million of tax expense recognized in the prior year to establish a valuation allowance on the net deferred tax assets in France, primarily net operating losses. This compares to $3.3 million of tax benefits in the current year primarily related to the reversal of previously recorded valuation allowances in Australia and the one-time catch-up tax benefit from the reinstatement of the research and development tax credit.

On December 19, 2014, the Tax Increase Prevention Act of 2014 (the Tax Act) was signed into law. The Tax Act retroactively extended the research and development tax credit for one year beginning January 1, 2014 through December 31, 2014. This credit had previously expired effective December 31, 2013. The reinstatement of the research and development tax credit favorably impacted the effective tax rate for fiscal 2015 by approximately $2 million through a combination of a one-time catch-up adjustment from the reinstatement of the credit recorded in our first quarter of fiscal 2015 and the inclusion of the limited current year research credit into the fiscal 2015 effective tax rate.

The adjusted effective tax rates were 29.2 and 29.4 percent for fiscal years 2015 and 2014.

Net income attributable to common shareholders was $47.7 million in fiscal 2015 compared to $60.6 million in the prior year. On an adjusted basis, net income attributable to common shareholders increased $22.7 million, or 17.2 percent compared with the prior year. Diluted earnings per share decreased 21.2 percent on a reported basis and increased 17.3 percent on an adjusted basis over the same period.

Business Segment Results of Operations

	Years Ended September 30		Percentage Change
				Constant
(Dollars in millions)	2015	2014	As Reported	Currency
Revenue:
North America	$1,002.0	$888.9	12.7	13.4
Surgical and Respiratory Care	506.6	301.6	68.0	78.3
International	429.4	495.6	(13.4)	(2.1)
Welch Allyn1	50.2	-	N/M	N/M
Total revenue	$1,988.2	$1,686.1	17.9	23.5

Divisional income:
North America	$204.1	$165.0	23.7
Surgical and Respiratory Care	80.5	68.6	17.3
International	12.8	24.9	(48.6)

1 Welch Allyn is not considered a reportable segment but is presented as a reconciling item to total consolidated revenue.
N/M = Not meaningful

North America

North America revenue increased 12.7 percent. Capital sales were up 17.2 percent due to higher sales of patient support systems and clinical workflow solutions products. Rental revenue increased by 2.4 percent as improved volumes from recent contract wins were partially offset by the discontinuance of third-party payer therapy product rentals in the second half of fiscal 2014, along with continued pricing pressure. Excluding the effects of the discontinuance of third-party payer therapy product rentals, rental revenue increased 7.6 percent compared with the prior year.

North America divisional income increased 23.7 percent due primarily to increased revenue and the resulting increase in gross profit. Capital margins increased 60 basis points compared with the prior year primarily due to favorable changes in product mix. Rental margins declined as a result of continued pricing pressure, along with our increased investment in additional capacity to meet the higher volumes in fiscal 2015 from recent contract wins. Divisional income also benefited from improved leverage of operating expenses on higher revenue.

Surgical and Respiratory Care

Surgical and Respiratory Care revenue increased 68.0 percent on a reported basis, and 78.3 percent on a constant currency basis. Excluding the impact of the Trumpf acquisition, revenue increased 3.2 percent on a reported basis driven by higher respiratory and surgical sales. Capital sales increased 84.8 percent primarily due to Trumpf, while rental revenue in respiratory care was relatively flat year over year.

Surgical and Respiratory Care divisional income increased 17.3 percent due to the incremental gross profit from Trumpf, but at a lower rate given the lower Trumpf margins. Divisional income excluding acquisitions was impacted by increased investments in research and development and sales channel to support growth initiatives.

International

International revenue decreased 13.4 percent on a reported basis, and 2.1 percent on a constant currency basis. International capital sales decreased 12.9 percent, or 1.8 percent on a constant currency basis due primarily to weaker sales in Europe, the Middle East, and Latin America. Sales in this segment continue to face significant volatility as result of continued economic uncertainty in various regions around the world. International rental revenue decreased 16.8 percent on a reported basis and 4.3 percent on a constant currency basis due to continued volume and pricing pressures.

International divisional income decreased 48.6 percent due primarily to lower revenue and the resulting decline in gross profit, partially offset by lower selling and administrative expenses, along with some unfavorable foreign currency impact. Capital margins declined 70 basis points from the prior year. Rental margins decreased due to reduced leverage of fleet and field service infrastructure as revenue has declined more quickly than our field service costs, along with continued pricing pressure.

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

Capital gross profit and gross margin increased by $10.7 million and 110 basis points during fiscal 2014. The gross profit increase, despite somewhat lower revenue, comes from improved gross margin rates, driven by the effects of the items outlined below. Gross margin was favorably impacted by reversals of $1.7 million associated with previously recorded field corrective actions compared to charges of $12.2 million in the prior year. The recognition of a $2.8 million benefit from a change in our employee benefit program also favorably impacted gross margin in fiscal 2014. Further, the margin increase was partially offset by $6.0 million of inventory step-up associated with fiscal 2014 acquisitions compared to $2.5 million of inventory step-up recognized in fiscal 2013 resulting from the Aspen Surgical acquisition. In addition, we experienced improved margins in our International segment and in certain Surgical and Respiratory Care product lines, but these were offset by weaker margins in our North America segment and the impact of the Trumpf acquisition.

Rental gross profit decreased $11.1 million, but gross margin increased 40 basis points for fiscal 2014. The margin increase is due to the recognition of a $2.8 million benefit from an employee benefit program change, coupled with lower depreciation expense and field service costs.

Other

	Years Ended September 30
			Percentage
(Dollars in millions)	2014	2013	Change

Research and development expenses	$71.9	$70.2	2.4
Percent of Total Revenue	4.3%	4.1%

Selling and administrative expenses	$548.3	$549.5	(0.2)
Percent of Total Revenue	32.5%	32.0%

Special charges	$37.1	$5.7	550.9

Interest expense	$(9.8)	$(9.5)	3.2
Investment income and other, net	$2.4	$(1.4)	(27.4)

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

Also during the second quarter of fiscal 2014, we initiated a plan to discontinue third-party payer rentals of therapy products occurring primarily in home care settings. We intend to continue renting these products to facilities and customers who are billed directly for the product. Due to this action, we recorded a non-cash impairment charge of $7.7 million for certain tangible assets for which the carrying values could not be fully recovered as a result of this strategic decision. We also eliminated approximately 70 positions and recognized a special charge of $2.0 million related to severance and other benefits for affected employees and $1.8 million in other related costs. Over the remainder of the fiscal year, we reversed $0.2 million of the other related costs as original estimates charged were excessive. The exit of this business was substantially complete by the first quarter of fiscal 2015, but certain cash expenditures extended through fiscal 2015.

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

During the second quarter of fiscal 2013, we announced a plan to improve our cost structure and streamline our organization by eliminating in excess of 100 positions across the Company, roughly half of which were contract and open positions. This resulted in a special charge of $1.7 million related to severance and other benefits to be provided to affected employees. We also incurred a contract termination charge of $0.6 million, a non-cash asset impairment charge of $0.2 million related to a product discontinuance action and $1.0 million in other related costs. We reversed $0.6 million of a fiscal 2012 severance and other benefits charge that was determined to be excessive during the second quarter of fiscal 2013. During the third and fourth quarters of fiscal 2013, we continued actions under the previously announced plan and incurred charges of $0.8 million and $2.0 million, respectively. These actions and the related cash expenditures are complete.

Interest expense was higher for fiscal 2014 due to incremental borrowings made in connection with acquisitions.

GAAP and Adjusted Earnings

Income before income taxes, income tax expense, and earnings attributable to common shareholders per diluted share are summarized in the table below. GAAP amounts are adjusted for certain items to aid management in evaluating the performance of the business.

	Years Ended September 30
	2014			2013
(Dollars in millions, except for per share amounts)	Income Before Income Taxes	Income Tax Expense	Diluted EPS1	Income Before Income Taxes	Income Tax Expense	Diluted EPS

GAAP Earnings	$115.2	$54.6	$1.04	$144.0	$39.0	$1.74
Adjustments:
Acquisition and integration costs	16.3	5.0	0.19	8.8	2.9	0.10
Acquisition-related intangible asset amortization	28.8	8.7	0.34	27.7	10.1	0.29
Field corrective actions	(1.7)	(0.6)	(0.02)	12.2	4.0	0.14
Employee benefits change	(13.4)	(5.1)	(0.14)	-	-	-
FDA remediation expenses	4.5	1.7	0.05	6.1	2.3	0.06
Litigation charge	-	-	-	0.5	0.5	-
Special charges	37.1	10.9	0.45	5.7	1.8	0.06
Foreign valuation allowance and acquisition dividend tax	-	(20.3)	0.35	-	-	-
International tax reorganization	-	-	-	-	0.8	(0.01)

Adjusted Earnings	$186.8	$54.9	$2.25	$205.0	$61.4	$2.38

1  Total does not add due to rounding

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

International divisional income decreased 25.7 percent. Despite lower revenue, overall gross profit was only down slightly as higher margins on improved product mix offset most of the impacts of lower volumes. However, higher operating expenses were driven by increased research and development spending and higher operating costs associated with the employee related investments in developing markets and higher corporate allocations of $1.5 million.

LIQUIDITY AND CAPITAL RESOURCES

	Years Ended September 30
(Dollars in millions)	2015	2014	2013
Cash Flows Provided By (Used In):
Operating activities	$213.8	$210.3	$263.2
Investing activities	(1,756.4)	(294.5)	(58.6)
Financing activities	1,642.7	63.8	(161.5)
Effect of exchange rate changes on cash	(6.6)	(7.7)	-
Increase (Decrease) in Cash and Cash Equivalents	$93.5	$(28.1)	$43.1

Net cash flows from operating activities and selected borrowings have represented our primary sources of funds for growth of the business, including capital expenditures and acquisitions. Our financing agreements contain certain restrictions relating to dividend payments, working capital or additional unsecured indebtedness, and stronger limitations with respect to secured indebtedness. Our debt agreements also contain no credit rating triggers. Credit rating changes can, however, impact the cost of borrowings under our credit facility described below and any potential future borrowings.

Operating Activities

Cash provided by operating activities during fiscal 2015 was driven by net income, adjusted up for non-cash expenses including depreciation, amortization, stock compensation, and a pension settlement charge, offset by the provision for deferred income taxes and by changes in working capital. Cash provided by operating activities increased 1.7 percent from fiscal 2014, driven by improved working capital management, which more than offset lower net income, as adjusted for non-cash transactions.

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

Cash provided by operating activities during fiscal 2013 was driven by net income and improved working capital, including strong collections on receivables, adjusted by non-cash expenses related to depreciation and amortization, stock compensation, and deferred taxes.

Investing Activities

Cash used for investing activities during 2015 consisted mainly of capital expenditures and payments for acquisitions. Capital expenditures increased from the prior year due to investments in our rental fleet to support volume increases from recent contract wins. Payments for acquisitions increased due to the acquisition of Welch Allyn in September 2015.

Cash used for investing activities during 2014 consisted mainly of capital expenditures and payments for acquisitions. Capital expenditures decreased compared to the prior year, but payments for acquisitions increased primarily due to the purchases of Virtus and Trumpf.

Cash used for investing activities during fiscal 2013 was driven by capital expenditures.

Financing Activities

Cash provided by financing activities during fiscal 2015 consisted mainly of new borrowings which were used to fund the Welch Allyn acquisition. Borrowings under our prior credit facility were also used to fund the higher rental fleet investment previously discussed. This was offset by treasury stock acquired, dividend payments, and payments to retire previously outstanding debt as this was replaced with the financing obtained in conjunction with the Welch Allyn acquisition. During the year ended September 30, 2015, we increased our dividends paid by $0.0375 per share compared to the prior year. This higher utilization of cash compared to the prior year period was more than offset by lower purchases of treasury stock and our borrowing activity.

Cash provided by financing activities during fiscal 2014 consisted mainly of borrowings on our existing credit facility which were used to fund acquisition activity. This was offset by treasury stock acquired of $71.8 million, payments on outstanding debt of $95.2 million, and dividend payments of $34.2 million. During the year ended September 30, 2014, we increased our dividends paid by $0.07 per share compared to the prior year. This higher utilization of cash was more than offset by our borrowing activity, lower purchases of treasury stock, and higher proceeds on the exercise of stock options.

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

Our debt-to-capital ratio was 65.9, 37.8, and 26.3 percent at September 30, 2015, 2014 and 2013. The increase in fiscal 2015 was attributable to the funding of the Welch Allyn acquisition, including the new borrowings obtained. Shareholders’ equity was also negatively impacted by treasury stock acquired and the other comprehensive losses associated with foreign currency translation. The increase in fiscal 2014 was attributable to increased borrowings used to fund the Trumpf acquisition and a decrease in shareholders’ equity due to treasury stock acquired and other comprehensive losses recognized associated with foreign currency translation and an increase in our net pension obligation.

Other Liquidity Matters

In September 2015, the Company entered into four new credit facilities for purposes of financing the Welch Allyn acquisition as well as refinancing our previously outstanding revolving credit facility. These new facilities consisted of the following:
•	$1.0 billion senior secured Term Loan A facility (“TLA Facility”), maturing in September 2020
•	$800.0 million senior secured Term Loan B facility (“TLB Facility”), maturing in September 2022
•	Senior secured revolving credit facility (“Revolving Credit Facility”), providing borrowing capacity of up to $500.0 million, maturing in September 2020
•	$425.0 million of senior unsecured notes (“Senior Notes”), maturing in September 2023

The TLA Facility, TLB Facility, and Revolving Credit Facility (collectively, the “Senior Secured Credit Facilities”) all bear interest at variable rates which are currently less than 4.0 percent. These interest rates are based primarily on the London Interbank Offered Rate (LIBOR), but under certain conditions could also be based on the U.S. Federal Funds Rate or the U.S. Prime Rate, at the Company’s option. The TLA Facility and TLB Facility have required principal payments. The TLA Facility requires minimum principal payments of $50.0 million in fiscal 2016, $75.0 million in fiscal 2017, and $100.0 million annually thereafter, with the remaining unpaid principal balance due at maturity. The TLB Facility requires annual principal payments of $8.0 million with the remaining unpaid principal balance due at maturity. We will be able to voluntarily prepay outstanding loans under the TLA Facility and the TLB Facility at any time.

At September 30, 2015, there were no borrowings on the Revolving Credit Facility, but available borrowing capacity was $490.9 million after giving effect to $9.1 million of outstanding standby letters of credit. At September 30, 2014, there were $42.4 million of outstanding standby letters of credit under our previous revolving credit agreements, $39.8 million of which pertained to one standby letter of credit issued in connection with the Trumpf acquisition, which expired in January 2015. The availability of borrowings under our Revolving Credit Facility is subject to our ability at the time of borrowing to meet certain specified conditions, including compliance with covenants contained in the governing credit agreement.

The Senior Secured Credit Facilities are held with a syndicate of banks, which includes over 20 institutions. The general corporate assets of the Company and its subsidiaries collateralize these obligations. The credit agreement governing these facilities contains financial covenants which specify a maximum secured net leverage ratio and a minimum interest coverage ratio, as such terms are defined in the credit agreement. These financial covenants are measured at the end of each fiscal quarter, with the first measurement date on December 31, 2015. The required ratios vary through December 31, 2019 providing a gradually decreasing maximum secured net leverage ratio and a gradually increasing minimum interest coverage ratio, as set forth in the table below:

Fiscal Quarter Ended	Maximum Secured Net Leverage Ratio	Minimum Interest Coverage Ratio
December 31, 2015	4.75x	3.25x
December 31, 2016	4.50x	3.25x
December 31, 2017	4.00x	3.50x
December 31, 2018	3.50x	3.75x
December 31, 2019 and thereafter	3.00x	4.00x

The Senior Notes bear interest at a fixed rate of 5.75 percent annually. These notes were issued at par in a private placement offering and are not registered on any public market. All of the Senior Notes are outstanding as of September 30, 2015. We are not required to make any mandatory redemption or sinking fund payments with respect to the Notes, other than in certain circumstances such as a change in control or material sale of assets. We may redeem the notes prior to maturity, but doing so prior to September 1, 2021 would require payment of a premium on any amounts redeemed, the amount of which varies based on the timing of the redemption. The indenture governing the Senior Notes contains certain covenants which impose limitations on the amount of dividends we may pay and the amount of common shares we may repurchase in the open market, but we do not expect these covenants to affect our current dividend policy or open share repurchase program. The terms of this indenture also impose certain restrictions on the amount and type of additional indebtedness we may obtain in the future, as well as the types of liens and guarantees we may provide.

We are in compliance with all applicable financial covenants as of September 30, 2015 and November 12, 2015.

We also have $43.4 million of unsecured debentures outstanding at various fixed interest rates as of September 30, 2015, classified as long-term in the Consolidated Balance Sheet.

Our primary pension plan invests in a variety of equity and debt securities. At September 30, 2015, our latest measurement date, our pension plans were underfunded by approximately $96.4 million. Based on our current funded status, we currently do not anticipate any contributions to our primary pension plan in fiscal 2016.

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

On September 8, 2015, we completed the acquisition of Welch Allyn for a purchase price of $2.1 billion, including the value of 8.1 million shares of common stock which were issued to the seller as consideration for the transaction. The cash portion of the purchase price was funded with the new credit facilities previously discussed. On August 1, 2014, we completed the acquisition of Trumpf for $223.6 million (net of cash acquired). We funded this transaction with a combination of cash on hand and borrowings under our prior revolving credit facility.

Over the long term, we intend to continue to pursue inorganic growth in certain areas of our business, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted.

During fiscal 2015, we purchased 1.2 million shares of our common stock for $54.8 million in the open market, leaving 64.7 million available for purchase. The common stock was acquired under a $190 million share repurchase program approved by the Board of Directors in September 2013, which does not have an expiration date. There are no plans to terminate this program in the future, but with the acquisition of Welch Allyn and the increased borrowings obtained to finance the transaction, we will suspend our share repurchase activity temporarily to focus on deleveraging. Repurchases may be made on the open market or via private transactions, and are used for general business purposes.

We believe that cash on hand and generated from operations, along with amounts available under our credit facility, will be sufficient to fund operations, working capital needs, capital expenditure requirements, and financing obligations for at least the next twelve months. However, disruption and volatility in the credit markets could impede our access to capital. Our $500.0 million revolving credit facility is with a syndicate of banks, which we believe reduces our exposure to any one institution and would still leave us with significant borrowing capacity in the event that any one of the institutions within the group is unable to comply with the terms of our agreement.

As of September 30, 2015, approximately 49 percent of the Company’s cash and cash equivalents are held by our subsidiaries in foreign countries. Portions of this may be subject to U.S. income taxation if repatriated to the U.S. However, cash and cash equivalents held by foreign subsidiaries are largely used for operating needs outside the U.S. Therefore, we have no need to repatriate this cash for other uses. We believe that cash on hand and generated from operations, along with amounts available under our credit facility, will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations.

Credit Ratings

During fiscal 2015, Standard and Poor’s Rating Services and Moody’s Investor Service issued credit ratings for Hill-Rom of BB+ and Ba2, respectively, with stable outlooks.

Other Uses of Cash

We expect capital spending in 2016 to be approximately $110 to $120 million. Capital spending will be monitored and controlled as the year progresses.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Contractual Obligations, Contingent Liabilities and Commitments

To give a clear picture of matters potentially impacting our liquidity position, the following table outlines our contractual obligations as of September 30, 2015:

	Payments Due by Period
		Less Than	1 - 3	3 - 5	After 5
(Dollars in millions)	Total	1 Year	Years	Years	Years
Contractual Obligations
Long-term debt obligations	$2,272.3	$58.0	$194.3	$791.2	$1,228.8
Interest payments relating to long-term debt (1)	561.3	78.7	166.2	164.0	152.4
Operating lease obligations	73.8	28.2	30.5	9.5	5.6
Pension and postretirement
health care benefit funding (2)	31.7	2.9	6.0	6.3	16.5
Purchase obligations (3)	174.8	132.0	31.3	11.2	0.3
Other long-term liabilities (4)	38.5	-	15.4	15.2	7.9
Total contractual cash obligations	$3,152.4	$299.8	$443.7	$997.4	$1,411.5

(1)	Interest payments on our long-term debt are projected based on the contractual rates of remaining debt securities.

(2)	Based on our funded status as of September 30, 2015, we currently do not anticipate any further contributions to our master pension plan in fiscal 2016.

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

We also had commercial commitments related to standby letters of credit at September 30, 2015 of $9.1 million.

In addition to the contractual obligations and commercial commitments disclosed above, we also have a variety of other agreements related to the procurement of materials and services and other commitments. While many of these agreements are long-term supply agreements, some of which are exclusive supply or complete requirements-based contracts, we are not committed under these agreements to accept or pay for requirements which are not needed to meet production needs. Also, we have an additional $5.8 million of other liabilities as of September 30, 2015, which represent uncertain tax positions for which it is not possible to determine in which future period the tax liability might be settled.

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

Revenue and Accounts Receivable Reserves

Revenue is presented in the Statements of Consolidated Income net of certain discounts, GPO fees, and sales adjustments. For product sales, we record reserves resulting in a reduction of revenue for contractual discounts, as well as price concessions and product returns. Likewise, rental revenue reserves, reflecting contractual and other routine billing adjustments, are recorded as a reduction of revenue. Reserves for revenue are estimated based upon historical rates for revenue adjustments.

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

The goodwill impairment assessment requires either evaluating qualitative factors or performing a quantitative assessment to determine if a reporting unit’s carrying value is likely to exceed its fair value. The qualitative goodwill impairment assessment requires evaluating factors to determine that a reporting unit’s carrying value would not more likely than not exceed its fair value. As part of our goodwill qualitative testing process for each reporting unit, when utilized, we evaluate various factors that are specific to the reporting unit as well as industry and macroeconomic factors in order to determine whether it is reasonably likely to have a material impact on the fair value of our reporting units. Examples of the factors that are considered include the results of the most recent impairment test, current and long-range forecasted financial results, and changes in the strategic outlook or organizational structure of the reporting units. The long-range financial forecasts of the reporting units, which are based upon management’s long-term view of our markets and are used by senior management and the Board of Directors to evaluate operating performance, are compared to the forecasts used in the prior year analysis to determine if management expectations for the business have changed. Management changes in strategic outlook or organizational structure represent internally driven strategic or organizational changes that could have a material impact on our results of operations or product offerings. Industry, market changes and macroeconomic indicators represent our view on changes outside of the Company that could have a material impact on our results of operations, product offerings or future cash flow forecasts. In the event we were to determine that a reporting unit’s carrying value would more likely than not exceed its fair value, quantitative testing would be performed comparing carrying values to estimated fair values. Changes in management intentions, market conditions, operating performance and other similar circumstances could affect the assumptions used in this qualitative impairment test. Changes in the assumptions could result in impairment charges that could be material to our Consolidated Financial Statements in any given period.

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

Retirement Benefit Plans

We sponsor retirement and postretirement benefit plans covering select employees. Expense recognized in relation to these defined benefit retirement and postretirement health care plans is based upon actuarial valuations and inherent in those valuations are key assumptions including discount and mortality rates, and where applicable, expected returns on assets, projected future salary rates and projected health care cost trends. The discount rates used in the valuation of our defined benefit pension and postretirement plans are evaluated annually based on current market conditions. In setting these rates we utilize long-term bond indices and yield curves as a preliminary indication of interest rate movements, and then make adjustments to the respective indices to reflect differences in the terms of the bonds covered under the indices in comparison to the projected outflow of our obligations. Our overall expected long-term rate of return on pension assets is based on historical and expected future returns, which are inflation adjusted and weighted for the expected return for each component of the investment portfolio. Our rate of assumed compensation increase is also based on our specific historical trends of past wage adjustments.

Changes in retirement and postretirement benefit expense and the recognized obligations may occur in the future as a result of a number of factors, including changes to any of these assumptions. Our expected rate of return on pension plan assets was 6.8 percent for fiscal 2015 and 7.0 percent for fiscal 2014 and 2013. At September 30, 2015, we had pension plan assets of $219.1 million. A 25 basis point increase in the expected rate of return on pension plan assets reduces annual pension expense by approximately $0.6 million. Differences between actual and projected investment returns, especially in periods of significant market volatility, can also impact estimates of required pension contributions. The discount rate for our retirement obligation was 4.4 percent in 2015, 4.5 percent in 2014 and 5.0 percent in 2013. The discount rate for our postretirement obligations may vary up to 200 basis points from that of our retirement obligations. For each 50 basis point change in the discount rate, the impact to annual pension expense ranges from an increase of $2.4 million to a decrease of $2.2 million, while the impact to our postretirement health care expense would be less than $0.1 million. Impacts from assumption changes could be positive or negative depending on the direction of the change in rates.

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

We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances. We currently have $40.7 million of valuation allowances on deferred tax assets, on a tax-effected basis, relating primarily to certain foreign deferred tax attributes and state tax credit carryforwards.

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

We also have on-going audits in various stages of completion with the IRS and several state and foreign jurisdictions, one or more of which may conclude within the next 12 months. Such settlements could involve some or all of the following: the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of previously unrecognized tax benefits. The resolution of these matters, in combination with the expiration of certain statutes of limitations in various jurisdictions, make it reasonably possible that our unrecognized tax benefits may decrease as a result of either payment or recognition by approximately $0.5 to $1.5 million in the next twelve months, excluding interest.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including fluctuations in interest rates, the impact of economic downturns, collection risk associated with our accounts and notes receivable portfolio, including the effects of various austerity measures initiated by some governmental authorities, and variability in currency exchange rates. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.

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

Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions. At September 30, 2015, we had outstanding foreign exchange derivative contracts in notional amounts of $6.7 million with the fair value of these contracts approximating original contract value. The maximum length of time over which we hedge transaction exposure is 15 months. Derivative gains/ (losses), initially reported as a component of accumulated other comprehensive income (loss), are reclassified to earnings in the period when the forecasted transaction affects earnings.

We are exposed to market risk from fluctuations in interest rates. The Company sometimes manages its exposure to interest rate fluctuations through the use of interest rate swaps (cash flow hedges). As of September 30, 2015, we did not have any outstanding interest rate swaps.

Our pension plan assets, which were approximately $219.1 million at September 30, 2015, are also subject to volatility that can be caused by fluctuations in general economic conditions. Our pension plans were underfunded at September 30, 2015 by approximately $96.4 million, an increase over the prior year based upon a decrease in the discount rate and lower returns on plan assets. Continued market volatility and disruption could cause declines in asset values and low interest rates could continue to keep our pension obligation high. Should such trends continue, we may need to make additional pension plan contributions and our pension expense in future years may increase. Investment strategies and policies are set by the plan’s fiduciaries. Long-term strategic investment objectives utilize a diversified mix of equity and fixed income securities to preserve the funded status of the trusts and balance risk and return. The plan fiduciaries oversee the investment allocation process, which includes selecting investment managers, setting long-term strategic targets and monitoring asset allocations. Target allocation ranges are guidelines, not limitations, and plan fiduciaries may occasionally approve allocations above or below a target range or elect to rebalance the portfolio within the targeted range.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2015 using criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on these criteria, management concluded that we maintained effective internal control over financial reporting as of September 30, 2015.

The effectiveness of our internal control over financial reporting as of September 30, 2015 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, who also audited our Consolidated Financial Statements, as stated in their report included herein.

We have excluded Welch Allyn Holdings, Inc. and its subsidiaries (collectively, “Welch Allyn”) from our assessment of internal control over financial reporting as of September 30, 2015, because Welch Allyn was acquired by us in a purchase business combination in the fourth quarter of 2015. Welch Allyn is a wholly-owned subsidiary whose total assets and total revenue represent 9 percent and 3 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2015.

/s/ John J. Greisch
John J. Greisch
President and Chief Executive Officer

/s/ Steven J. Strobel
Steven J. Strobel
Senior Vice President and Chief Financial Officer

/s/ Richard G. Keller
Richard G. Keller
Vice President, Controller and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Hill-Rom Holdings, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hill-Rom Holdings, Inc. and its subsidiaries at September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control over Financial Reporting, management has excluded Welch Allyn Holdings, Inc. and its subsidiaries (collectively, “Welch Allyn”) from its assessment of internal control over financial reporting as of September 30, 2015, because they were acquired by the Company in a purchase business combination during 2015. We have also excluded Welch Allyn from our audit of internal control over financial reporting. Welch Allyn is a wholly-owned subsidiary whose total assets and total revenue represent 9 percent and 3 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2015.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Indianapolis, Indiana
November 19, 2015

Hill-Rom Holdings, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share data)

	Years Ended September 30
	2015	2014	2013
Net Revenue
Capital sales	$1,604.5	$1,301.4	$1,308.3
Rental revenue	383.7	384.7	407.9
Total revenue	1,988.2	1,686.1	1,716.2

Cost of Revenue
Cost of goods sold	921.2	730.2	747.8
Rental expenses	186.7	176.0	188.1
Total cost of revenue	1,107.9	906.2	935.9

Gross Profit	880.3	779.9	780.3

Research and development expenses	91.8	71.9	70.2
Selling and administrative expenses	664.2	548.3	549.5
Special charges (Note 8)	41.2	37.1	5.7
Operating Profit	83.1	122.6	154.9

Interest expense	(18.4)	(9.8)	(9.5)
Investment income and other, net	0.4	2.4	(1.4)

Income Before Income Taxes	65.1	115.2	144.0

Income tax expense (Note 9)	18.3	54.6	39.0

Net Income	46.8	60.6	105.0

Less: Net loss attributable to noncontrolling interests	(0.9)	-	-

Net Income Attributable to Common Shareholders	$47.7	$60.6	$105.0
Net Income Attributable to Common Shareholders
per Common Share - Basic	$0.83	$1.05	$1.75
Net Income Attributable to Common Shareholders
per Common Share - Diluted	$0.82	$1.04	$1.74

Dividends per Common Share	$0.6325	$0.5950	$0.5250

Average Common Shares Outstanding - Basic (thousands) (Note 10)	57,249	57,555	59,910

Average Common Shares Outstanding - Diluted (thousands) (Note 10)	58,536	58,523	60,250

See Notes to Consolidated Financial Statements.

Hill-Rom Holdings, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years Ended September 30
	2015	2014	2013

Net Income	$46.8	$60.6	$105.0

Other Comprehensive Income (Loss), Net of Tax:

Available-for-sale securities and currency hedges	-	0.3	0.1
Foreign currency translation adjustment	(58.6)	(29.6)	12.6
Change in pension and postretirement defined benefit plans	(8.1)	(9.1)	29.6
Total Other Comprehensive Income (Loss), Net of Tax	(66.7)	(38.4)	42.3

Total Comprehensive Income (Loss)	(19.9)	22.2	147.3

Less: Comprehensive loss attributable to noncontrolling interests	(0.9)	-	-

Total Comprehensive Income (Loss) Attributable to Common Shareholders	$(19.0)	$22.2	$147.3

See Notes to Consolidated Financial Statements.

Hill-Rom Holdings, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	September 30
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$192.8	$99.3
Trade accounts receivable, less allowances of $26.0 in 2015 and $31.4 in 2014 (Note 1)	494.7	411.0
Inventories (Note 1)	267.4	176.2
Deferred income taxes (Notes 1 and 9)	77.0	40.9
Other current assets	109.1	51.9
Total current assets	1,141.0	779.3

Property, plant, and equipment (Note 1)	976.4	849.6
Less accumulated depreciation	(598.0)	(588.1)
Property, plant, and equipment, net	378.4	261.5

Intangible assets:
Goodwill (Notes 1, 2 and 3)	1,610.5	399.8
Software and other, net (Notes 1 and 2)	1,247.7	261.1
Deferred income taxes (Notes 1 and 9)	21.6	23.0
Other assets	58.4	26.6
Total Assets	$4,457.6	$1,751.3

LIABILITIES
Current Liabilities
Trade accounts payable	$136.3	$112.7
Short-term borrowings (Note 4)	58.0	126.9
Accrued compensation	171.8	89.2
Accrued product warranties (Note 1)	32.1	28.4
Accrued rebates	33.7	7.1
Other current liabilities	146.9	78.0
Total current liabilities	578.8	442.3

Long-term debt (Note 4)	2,175.2	364.1
Accrued pension and postretirement benefits (Note 6)	118.8	76.9
Deferred income taxes (Notes 1 and 9)	380.6	31.0
Other long-term liabilities	47.3	30.5
Total Liabilities	3,300.7	944.8

Commitments and Contingencies (Note 13)

SHAREHOLDERS' EQUITY (Note 7)
Capital Stock:
Preferred stock - without par value:
Authorized - 1,000,000 shares; none issued or outstanding	-	-
Common stock - without par value:
Authorized - 199,000,000
Issued - 88,457,634 shares in 2015 and 80,323,912 shares in 2014	4.4	4.4
Additional paid-in-capital	562.0	134.1
Retained earnings	1,509.9	1,499.8
Accumulated other comprehensive loss (Note 1)	(140.8)	(74.1)
Treasury stock, common shares at cost: 2015 - 23,291,738 and 2014 - 22,884,001	(788.6)	(757.7)
Total Shareholders' Equity Attributable to Common Shareholders	1,146.9	806.5
Noncontrolling interests	10.0	-
Total Shareholders' Equity	1,156.9	806.5
Total Liabilities and Shareholders' Equity	$4,457.6	$1,751.3

See Notes to Consolidated Financial Statements.

Hill-Rom Holdings, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)

	Years Ended September 30
	2015	2014	2013

Operating Activities
Net income	$46.8	$60.6	$105.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	73.6	65.4	71.2
Amortization	10.5	12.2	17.9
Acquisition-related intangible asset amortization	34.1	28.8	27.7
Provision for deferred income taxes	(22.3)	3.9	(14.8)
Loss on disposal of property, equipment leased to others,
intangible assets and impairments	0.5	7.2	1.5
Pension settlement charge	9.6	-	-
Stock compensation	25.0	18.0	13.5
Excess tax benefits from employee stock plans	(3.6)	0.3	(0.3)
Change in working capital excluding cash, current debt,
acquisitions and dispositions:
Trade accounts receivable	(39.7)	17.1	30.8
Inventories	11.0	9.1	8.4
Other current assets	(7.7)	(2.6)	(6.5)
Trade accounts payable	0.7	7.0	0.1
Accrued expenses and other liabilities	53.8	(12.5)	(0.2)
Other, net	21.5	(4.2)	8.9
Net cash provided by operating activities	213.8	210.3	263.2
Investing Activities
Capital expenditures and purchases of intangible assets	(121.3)	(62.7)	(65.3)
Proceeds on sale of property and equipment leased to others	1.5	2.4	5.9
Payment for acquisition of businesses, net of cash acquired	(1,638.7)	(239.5)	-
Refund on acquisition of businesses	-	4.6	0.8
Other	2.1	0.7	-
Net cash used in investing activities	(1,756.4)	(294.5)	(58.6)
Financing Activities
Net change in short-term debt	(0.7)	(0.2)	-
Borrowings on revolving credit facility	95.0	252.0	-
Payments on revolving credit facility	(135.0)	(57.0)	(35.0)
Proceeds from long-term debt	2,225.0	0.8	-
Payment of long-term debt	(401.6)	(11.4)	(10.1)
Payment of acquired debt	-	(26.8)	-
Repurchase of registered debentures	(5.9)	-	-
Debt issuance costs	(50.3)	-	-
Purchase of noncontrolling interest of former joint venture	(1.9)	(1.3)	(1.6)
Payment of cash dividends	(37.1)	(34.2)	(31.2)
Proceeds from exercise of stock options	12.1	11.5	7.6
Proceeds from stock issuance	2.8	2.5	2.5
Excess tax benefits from employee stock plans	3.6	(0.3)	0.3
Treasury stock acquired	(63.3)	(71.8)	(94.0)
Net cash provided by (used in) financing activities	1,642.7	63.8	(161.5)
Effect of exchange rate changes on cash	(6.6)	(7.7)	-
Net Cash Flows	93.5	(28.1)	43.1
Cash and Cash Equivalents
At beginning of period	99.3	127.4	84.3
At end of period	$192.8	$99.3	$127.4

Supplemental cash flow information:

Cash paid for income taxes	$49.1	$44.4	$68.1
Cash paid for interest	$6.3	$7.8	$7.5

Non-cash investing and financing activities:
Treasury stock issued under stock compensation plans	$32.4	$20.6	$18.4
Common stock issued for acquisition of businesses	$416.3	$-	$-

See Notes to Consolidated Financial Statements.

Hill-Rom Holdings, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY
(In millions, except share amounts)

					Accumulated			Total Equity
	Common Stock				Other	Common Stock		Attributable to
	Shares		Additional	Retained	Comprehensive	in Treasury		Common	Noncontrolling
	Outstanding	Amount	Paid-in-Capital	Earnings	Income (Loss)	Shares	Amount	Shareholders	Interests	Total

Balance at September 30, 2012	60,796,923	$4.4	$116.8	$1,400.3	$(78.0)	19,526,989	$(630.9)	$812.6	$-	$812.6

Net income	-	-	-	105.0	-	-	-	105.0	-	105.0
Other comprehensive income, net of tax of ($18.1)	-	-	-	-	42.3	-	-	42.3	-	42.3
Dividends	-	-	0.3	(31.5)	-	-	-	(31.2)	-	(31.2)
Treasury shares acquired	(2,844,765)	-	-	-	-	2,844,765	(94.0)	(94.0)	-	(94.0)
Stock awards and option exercises	571,234	-	5.6	-	-	(571,234)	18.4	24.0	-	24.0
Balance at September 30, 2013	58,523,392	4.4	122.7	1,473.8	(35.7)	21,800,520	(706.5)	858.7		858.7

Net income	-	-	-	60.6	-	-	-	60.6	-	60.6
Other comprehensive loss, net of tax of $4.9	-	-	-	-	(38.4)	-	-	(38.4)	-	(38.4)
Dividends	-	-	0.4	(34.6)	-	-	-	(34.2)	-	(34.2)
Treasury shares acquired	(1,709,523)	-	-	-	-	1,709,523	(71.8)	(71.8)	-	(71.8)
Stock awards and option exercises	626,042	-	11.0	-	-	(626,042)	20.6	31.6	-	31.6
Balance at September 30, 2014	57,439,911	4.4	134.1	1,499.8	(74.1)	22,884,001	(757.7)	806.5		806.5

Net income	-	-	-	47.7	-	-	-	47.7	(0.9)	46.8
Consolidation of noncontrolling interest	-	-	-	-	-	-	-	-	10.9	10.9
Other comprehensive loss, net of tax of $5.1	-	-	-	-	(66.7)	-	-	(66.7)	-	(66.7)
Dividends	-	-	0.5	(37.6)	-	-	-	(37.1)	-	(37.1)
Issuance of common stock	8,133,722	-	416.3	-	-	-	-	416.3	-	416.3
Treasury shares acquired	(1,373,321)	-	-	-	-	1,373,321	(63.3)	(63.3)	-	(63.3)
Stock awards and option exercises	965,584	-	11.1	-	-	(965,584)	32.4	43.5	-	43.5
Balance at September 30, 2015	65,165,896	$4.4	$562.0	$1,509.9	$(140.8)	23,291,738	$(788.6)	$1,146.9	$10.0	$1,156.9

See Notes to Consolidated Financial Statements.

Hill-Rom Holdings, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per share data)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Hill-Rom Holdings, Inc. (the “Company,” “Hill-Rom,” “we,” “us,” or “our”) was incorporated on August 7, 1969 in the State of Indiana and is headquartered in Chicago, Illinois. We are a leading global medical technology company with more than 10,000 employees worldwide. We partner with health care providers in more than 100 countries by focusing on patient care solutions that improve clinical and economic outcomes in five core areas: Advancing Mobility, Wound Care and Prevention, Clinical Workflow, Surgical Safety and Efficiency, and Respiratory Health. Around the world, Hill-Rom's people, products, and programs work towards one mission: Enhancing outcomes for patients and their caregivers.

Basis of Presentation and Principles of Consolidation

The Consolidated Financial Statements include the accounts of Hill-Rom and its wholly-owned subsidiaries. In addition, we also consolidate variable interest entities (VIEs) where Hill-Rom is deemed to have a controlling financial interest. Intercompany accounts and transactions have been eliminated in consolidation, including the intercompany transactions with consolidated VIEs. Where our ownership interest is less than 100 percent, the noncontrolling interests are reported in our Consolidated Financial Statements. Certain prior year amounts have been reclassified to conform to current year presentation.

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

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest, unless the transaction is an installment sale with payment terms exceeding one year. Reserves for uncollectible accounts represent our best estimate of the amount of probable credit losses and collection risk in our existing accounts receivable. We determine such reserves based on historical write-off experience by industry and reimbursement platform. Receivables are generally reviewed on a pooled basis based on historical collection experience for each reimbursement and receivable type. Receivables for sales transactions are also reviewed individually for collectability. Account balances are charged against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance sheet credit exposure related to our customers. If circumstances change, such as higher than expected claims denials, payment defaults, changes in our business composition or processes, adverse changes in general economic conditions, unfavorable impacts of austerity measures initiated by some governmental authorities, instability or disruption of credit markets, or an unexpected material adverse change in a major customer’s or payer’s ability to meet its obligations, our estimates of the realizability of trade receivables could be reduced by a material amount.

Within rental revenue, the domestic third-party payers’ reimbursement process requires extensive documentation, which has had the effect of slowing both the billing and cash collection cycles relative to the rest of the business, and therefore, increasing total accounts receivable. Because of the extensive documentation required and the requirement to settle a claim with the primary payer prior to billing the secondary and/or patient portion of the claim, the collection period for a claim in a portion of our business may, in some cases, be extended.

We generally hold our trade accounts receivable until they are paid. Certain long-term receivables are occasionally sold to third parties; however, any recognized gain or loss on such sales has historically not been material.

Inventories

Inventories are valued at the lower of cost or market. Inventory costs are determined by the last-in, first-out (“LIFO”) method for approximately 21 and 29 percent of our inventories at September 30, 2015 and 2014. Costs for other inventories have been determined principally by the first-in, first-out (“FIFO”) method. Inventories consist of the following:

	September 30
	2015	2014

Finished products	$133.2	$93.5
Work in process	46.1	17.3
Raw materials	88.1	65.4
Total	$267.4	$176.2

If the FIFO method of inventory accounting, which approximates current cost, had been used for all inventories, they would have been approximately $3.2 million and $4.0 million higher than reported at September 30, 2015 and 2014.

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

When property, plant and equipment is retired from service or otherwise disposed of, the cost and related amount of depreciation or amortization are eliminated from the asset and accumulated depreciation accounts. The difference, if any, between the net asset value and the proceeds on sale are charged or credited to income. Total depreciation expense for fiscal years 2015, 2014 and 2013 was $73.6 million, $65.4 million and $71.2 million. The major components of property and the related accumulated depreciation were as follows:

	September 30
	2015		2014
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

Land and land improvements	$23.3	$2.8	$19.4	$2.3
Buildings and building equipment	196.2	90.3	158.3	88.6
Machinery and equipment	369.5	226.5	321.3	213.7
Equipment leased to others	387.4	278.4	350.6	283.5
Total	$976.4	$598.0	$849.6	$588.1

Intangible Assets

Intangible assets are stated at cost and consist predominantly of goodwill, software, patents, acquired technology, trademarks, and acquired customer relationship assets. With the exception of goodwill and certain trademarks, our intangible assets are amortized on a straight-line basis over periods generally ranging from 3 to 20 years.

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

The majority of our goodwill and many of our intangible assets are not deductible for income tax purposes. A summary of intangible assets and the related accumulated amortization and impairment losses follows:

	September 30
	2015		2014
		Amortization		Amortization
	Cost	and Impairment	Cost	and Impairment

Goodwill	$2,083.3	$472.8	$872.6	$472.8
Software	181.7	139.2	170.5	146.6
Patents and Trademarks	497.6	16.9	67.1	16.0
Other	872.8	148.3	306.8	120.7
Total	$3,635.4	$777.2	$1,417.0	$756.1

Amortization expense for fiscal years 2015, 2014 and 2013 was $44.6 million, $41.0 million and $45.6 million. As further discussed in Note 3, we have various indefinite-lived intangible assets representing trade names with a carrying value of $466.9 million at September 30, 2015 and $32.9 million at September 30, 2014. Amortization expense for all other intangibles is expected to approximate the following for each of the next five fiscal years and thereafter:

Amount
2016	$92.9
2017	$85.8
2018	$81.6
2019	$78.0
2020	$74.4
2021 and beyond	$368.1

Software consists mainly of capitalized costs associated with internal use software, including applicable costs associated with the implementation/upgrade of our Enterprise Resource Planning systems. In addition, software includes capitalized development costs for software products to be sold. The net book value of computer software costs, included within intangible assets, was $42.5 million and $23.9 million at September 30, 2015 and 2014. Capitalized software costs are amortized on a straight-line basis over periods ranging from three to ten years. Software amortization expense approximated $9.8 million, $11.5 million and $17.8 million for fiscal years 2015, 2014 and 2013, and is included in the total intangibles amortization presented earlier.

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

We record cash and cash equivalents, as disclosed on our Consolidated Balance Sheets, as Level 1 instruments and certain other investments and insignificant derivatives as either Level 2 or 3 instruments. Refer to Note 4 for disclosure of our debt instrument fair values.

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

A reconciliation of changes in our warranty reserve is as follows:

	2015	2014	2013

Balance at October 1	$28.4	$38.1	$42.2
Provision for warranties during the period	14.7	9.8	29.2
Warranty reserves acquired	7.1	3.0	(2.6)
Warranty claims incurred during the period	(18.1)	(22.5)	(30.7)
Balance at September 30	$32.1	$28.4	$38.1

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

Accrued Rebates

We provide rebates and sales incentives to certain customer groups and distributors. Provisions for rebates are recorded as a reduction in net revenue when revenue is recognized. In some cases, rebates may be payable directly to the customer or distributor. We also have arrangements where we provide rebates to certain distributors that sell to end-user customers at prices determined under a contract between us and the end-user customer.

Employee Benefits Change

During the second quarter of fiscal 2014, we implemented a new paid time off policy as part of our employee benefits programs, replacing certain previously existing vacation and sick time policies. In conjunction with these changes in policies, the vesting provisions with respect to the accumulation of paid time off were delayed resulting in the recognition and utilization of paid time off in the same benefits year. As a result of this change, significant portions of our existing accrued vacation balance were no longer necessary and we reversed $12.2 million in the second quarter of fiscal 2014 and an additional $1.2 million in the third quarter of fiscal 2014 to reflect the change in vesting provisions. All accounting with respect to this change in policy is complete.

Retirement Plans

We sponsor retirement and postretirement plans covering select employees. Expense recognized in relation to these defined benefit retirement plans and postretirement health care plans in the U.S. is based upon actuarial valuations and inherent in those valuations are key assumptions including discount rates, and where applicable, expected returns on assets, projected future salary rates and projected health care cost trends. The discount rates used in the valuation of our defined benefit pension and postretirement plans are evaluated annually based on current market conditions. In setting these rates we utilize long-term bond indices and yield curves as a preliminary indication of interest rate movements, and then make adjustments to the respective indices to reflect differences in the terms of the bonds covered under the indices in comparison to the projected outflow of our obligations. Our overall expected long-term rate of return on pension assets is based on historical and expected future returns, which are inflation adjusted and weighted for the expected return for each component of the investment portfolio. Our rate of assumed compensation increase is also based on our specific historical trends of wage adjustments.

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

Treasury Stock

Treasury stock consists of our common shares that have been issued, but subsequently reacquired. We account for treasury stock purchases under the cost method. When these shares are reissued, we use an average-cost method to determine cost. Proceeds in excess of cost are credited to additional paid-in capital.

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

•
Delivery: For products, delivery is considered to occur upon transfer of title and risk of loss per the respective sales terms. For rental services, delivery is considered to occur when the services are rendered.

•	Fixed or determinable price: The sales price is considered fixed or determinable if it is not subject to refund or measurable adjustment.

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

As a general interpretation of the above guidelines, revenue for health care and surgical products is generally recognized upon the assumption of risk of loss and other risks and rewards of ownership by the customer. Local business customs and non-standard sales terms can sometimes result in deviations to this normal practice in certain instances; however, in no case is revenue recognized prior to the transfer of risk of loss and rewards of ownership.

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

For health care products and services in the information technology space, various revenue recognition techniques are used, depending on the offering. Arrangements to provide services, routinely under separately sold service and maintenance contracts, result in the deferral of revenue until specified services are performed. Service contract revenue is generally recognized ratably over the contract period, if applicable, or as services are rendered. Product-related goods are generally recognized upon delivery to the customer.

Revenue is presented in the Statements of Consolidated Income net of certain discounts, GPO fees, and sales adjustments. For product sales, we record reserves resulting in a reduction of revenue for contractual discounts, as well as price concessions and product returns. Likewise, rental revenue reserves, reflecting contractual and other routine billing adjustments, are recorded as a reduction of revenue. Reserves for revenue are estimated based upon historical rates for revenue adjustments.

Taxes Collected from Customers and Remitted to Governmental Units

Taxes assessed by a governmental authority that are directly imposed on a revenue producing transaction between us and our customers, including but not limited to sales taxes, use taxes, and value added taxes, are accounted for on a net (excluded from revenue and cost) basis.

Cost of Revenue

Cost of goods sold for product sales consists primarily of purchased material costs, fixed manufacturing expense, variable direct labor, overhead costs and costs associated with the distribution and delivery of products to our customers. Rental expenses consist of costs associated directly with rental revenue, including depreciation, maintenance, logistics and service center facility and personnel costs.

Research and Development Costs

Research and development costs are expensed as incurred. Costs were $91.8 million, $71.9 million and $70.2 million for fiscal years 2015, 2014 and 2013.

In addition, certain costs for software development technology held for sale are capitalized as intangibles and are amortized over a period of three to five years once the software is ready for its intended use. The amount capitalized during fiscal years 2015, 2014 and 2013 was approximately $2.6 million, $2.6 million and $2.4 million.

Advertising Costs

Advertising costs are expensed as incurred. Costs were $6.8 million, $7.3 million and $7.4 million for fiscal years 2015, 2014 and 2013.

Comprehensive Income

We include the net-of-tax effect of unrealized gains or losses on our available-for-sale securities, foreign currency translation adjustments and pension or other defined benefit postretirement plans’ actuarial gains or losses and prior service costs or credits in comprehensive income. See Note 5 for further details.

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

Derivative Instruments and Hedging Activity

We use derivative financial instruments to manage the economic impact of fluctuations in currency exchange and interest rates. Derivative financial instruments related to currency exchange rates include forward purchase and sale agreements which generally have terms no greater than 15 months. Additionally, interest rate swaps are sometimes used to convert some or all of our long-term debt to either a fixed or variable rate.

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

Recently Issued Accounting Guidance

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, which provides guidance for revenue recognition. The standard’s core principle, as further amended, is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 which delayed the effective date of the new revenue guidance by one year. As a result, the provisions of ASU 2014-09 will be effective for us in the first quarter of fiscal 2019, ending December 31, 2018. Early adoption is permitted as of the original effective date, but not earlier. We are currently in the process of evaluating the impact of adoption of this ASU on our Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” This standard permits an entity to defer and present debt issuance costs related to line-of-credit arrangements as an asset and to subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. These new standards do not affect the recognition and measurement of debt issuance costs. As permitted, the Company has elected to early-adopt these standards in the fourth quarter of fiscal 2015. This guidance is effective on a retrospective basis, as a change in accounting principle. The impact of the early adoption on our Consolidated Balance Sheet as of September 30, 2014 was a decrease to other assets and a decrease to long-term debt of $0.8 million.

In September 2015, the Company adopted ASU 2015-16, "Simplifying the Accounting for Measurement Period Adjustments." This update eliminates the need to retrospectively adjust prior period information in the financial statements for acquisition adjustments to goodwill during the measurement period. The impact of ASU 2015-16 will be dependent on any future measurement period adjustments for acquisitions.

In February 2013, an accounting standards update was issued that amends the reporting of amounts reclassified out of accumulated other comprehensive income (loss). This standard does not change the current requirements for reporting net income or other comprehensive income (loss) in the financial statements. However, the guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (loss) by component, either on the face of the financial statement where net income is presented or in the notes to the financial statements. The company adopted this standard in fiscal 2014, and the disclosures of reclassifications out of accumulated other comprehensive loss are included in Note 5.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 2. ACQUISITIONS

Welch Allyn

On September 8, 2015, we completed the acquisition of Welch Allyn Holdings, Inc. and its subsidiaries (collectively, “Welch Allyn”) for a consideration of $1,687.3 million in cash ($1,633.6 million, net of cash acquired) and 8,133,722 shares of Hill-Rom common stock for a total combined purchase price of approximately $2.1 billion. Welch Allyn is a leading manufacturer of medical diagnostic equipment and offers a diversified portfolio of devices that assess, diagnose, treat, and manage a wide variety of illnesses and diseases.

The cash portion of the consideration is preliminary and subject to adjustment for various true-up provisions as described in the terms of the merger agreement. The transaction was funded with new borrowings, including $1.8 billion in term loans and $425.0 million of senior notes issued in a private placement debt offering. Funds from this new financing were also used to retire pre-existing debt. Refer to Note 4 for additional information regarding our debt obligations.

The following summarizes the fair value of assets acquired and liabilities assumed at the date of the acquisition. These results are preliminary and subject to normal true-up provisions in the purchase agreement and other fair value adjustments.

Amount

Trade receivables	$63.2
Inventory	110.5
Other current assets	52.7
Current deferred income taxes	27.3
Property, plant, and equipment	93.2
Goodwill	1,203.5
Trade name (indefinite life)	434.0
Customer relationships (12-year useful life)	516.8
Developed technology (7-year weighted average useful life)	54.0
Other intangibles	19.9
Other noncurrent assets	30.6
Current liabilities	(161.5)
Noncurrent deferred income taxes	(368.7)
Other noncurrent liabilities	(25.6)
Total purchase price, net of cash acquired	$2,049.9

Fair value of common stock issued	$416.3
Cash payment, net of cash acquired	1,633.6
Total consideration	$2,049.9

Goodwill from the Welch Allyn acquisition, which is not deductible for tax purposes, is primarily due to enhanced customer relevance and a stronger competitive position resulting from the business combination, including a complementary commercial position, product portfolio, and enhanced synergies. As stated in Note 11, Welch Allyn is reported as a reconciling item in our segment disclosures for the year ended September 30, 2015. Accordingly, the goodwill from the Welch Allyn acquisition has not yet been allocated to a reportable segment.

Our total revenue on an unaudited pro forma basis, as if the Welch Allyn acquisition had been consummated at the beginning of our 2014 fiscal year, would have been higher by approximately $638 million and $677 million for the years ended September 30, 2015 and 2014, respectively. On the same unaudited pro forma basis, our net income would have been lower by approximately $59 million and $61 million for the years ended September 30, 2015 and 2014, respectively. The pro forma net income in each year has been adversely impacted by significant costs related to the transaction including deal costs, financing costs, restructuring costs incurred in relation to our synergy initiatives, costs associated with triggering the change-in-control provisions of certain equity-based compensation programs at Welch Allyn, and purchase price accounting, including the nonrecurring effects of the inventory step-up. These results are not indicative of expected future performance.

The unaudited pro forma results are based on the Company’s historical financial statements and those of the Welch Allyn business and do not necessarily indicate the results of operations that would have resulted had the acquisition been completed at the beginning of the comparable period presented and are not indicative of the results of operations in future periods.

Trumpf Medical

On August 1, 2014, we completed the acquisition of Trumpf Medical (“Trumpf”) and funded the transaction with a combination of cash on hand and borrowings. Trumpf Medical provides a portfolio of well-established operating room (OR) infrastructure products such as surgical tables, surgical lighting, and supply units and expands our product offerings in the surgical suite.

The purchase price was $232.9 million ($226.6 million net of cash acquired). The results of Trumpf are included in the Consolidated Financial Statements since the date of acquisition. Our reported revenue included $39.0 million for the year ended September 30, 2014 related to Trumpf products and the impact to net income was not significant.

The following summarizes the fair value of assets acquired and liabilities assumed at the date of the acquisition. These results are now considered final.

Amount

Trade receivables	$67.6
Inventory	63.6
Other current assets	23.4
Property, plant, and equipment	42.1
Goodwill	66.0
Trade name (5-year useful life)	6.7
Customer relationships (10-year weighted average useful life)	15.8
Developed technology (8-year weighted average useful life)	17.8
Other intangibles	4.8
Other noncurrent assets	0.7
Deferred tax asset	12.9
Current liabilities	(74.4)
Long term debt	(6.0)
Noncurrent liabilities	(8.1)
Total purchase price	$232.9

Goodwill was allocated entirely to our Surgical and Respiratory Care segment. The goodwill related to the acquired German operations will be tax deductible while the remaining goodwill will not be deductible for tax purposes.

Our total revenue on an unaudited pro forma basis, as if the Trumpf acquisition had been consummated at the beginning of our 2013 fiscal year, would have been higher by approximately $218 million and $235 million for the years ended September 30, 2014 and 2013. The impact to net income on an unaudited pro forma basis would not have been significant to our financial results for those years. The unaudited pro forma results are based on the Company’s historical financial statements and those of the Trumpf business and do not necessarily indicate the results of operations that would have resulted had the acquisition been completed at the beginning of the comparable period presented and are not indicative of the results of operations in future periods.

Virtus, Inc.

On March 31, 2014 we completed a stock purchase agreement with the stockholders of Virtus, Inc. (“Virtus”) to acquire the entire equity interest in Virtus: a supplier of finished surfaces and components for our bed and stretcher products. The acquisition of Virtus insources a component of our supply chain.

The purchase price was $17.6 million ($13.0 million net of cash acquired). We funded the transaction primarily with borrowings. The results of Virtus are included in the Consolidated Financial Statements since the date of acquisition.

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

Other

We have used cash on hand for other business acquisitions and equity investments which we do not consider individually material to the Company’s financial position or results of operations. These included one equity investment in which the investee was determined to be a VIE and Hill-Rom was determined to have a controlling financial interest, resulting in consolidation of the investee. The portion of this investee’s assets, liabilities, and operating results which are not attributable to Hill-Rom’s equity investment are recognized in our Consolidated Financial Statements as attributable to noncontrolling interests.

NOTE 3. GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS

The following summarizes goodwill activity by reportable segment:

	North America	Surgical and Respiratory Care	International	Welch Allyn	Total

Balances at September 30, 2013:
Goodwill	$383.0	$279.0	$153.6	$-	$815.6
Accumulated impairment losses	(358.1)	-	(114.7)	-	(472.8)
Goodwill, net at September 30, 2013	24.9	279.0	38.9	-	342.8

Changes in Goodwill during the period:
Goodwill related to acquisitions	7.6	57.3	(2.8)	-	62.1
Currency translation effect	-	(2.8)	(2.3)	-	(5.1)

Balances at September 30, 2014:
Goodwill	390.6	333.5	148.5	-	872.6
Accumulated impairment losses	(358.1)	-	(114.7)	-	(472.8)
Goodwill, net at September 30, 2014	32.5	333.5	33.8	-	399.8

Changes in Goodwill during the period:
Goodwill related to acquisitions	-	22.1	-	1,203.5	1,225.6
Currency translation effect	-	(11.8)	(3.1)	-	(14.9)

Balances at September 30, 2015:
Goodwill	390.6	343.8	145.4	1,203.5	2,083.3
Accumulated impairment losses	(358.1)	-	(114.7)	-	(472.8)
Goodwill, net at September 30, 2015	$32.5	$343.8	$30.7	$1,203.5	$1,610.5

We acquired Welch Allyn on September 8, 2015 and Trumpf on August 1, 2014. All goodwill associated with the Welch Allyn acquisition is presented as a reconciling item in the table above, as it has not yet been assigned to a reportable segment. All goodwill related to the Trumpf acquisition was assigned to the Surgical and Respiratory Care segment. During fiscal 2015, we recorded adjustments to goodwill related to the Trumpf acquisition completed during the fourth quarter of fiscal 2014. We also consolidated an investment made in fiscal 2015 that was determined to be a VIE in which we have a controlling financial interest. The consolidation resulted in $12.1 million of goodwill being recorded within our Surgical and Respiratory Care segment. We acquired Virtus on March 31, 2014 and recorded goodwill of $9.4 million. This goodwill was allocated between our North America and International segments based on the expected benefits resulting from the acquisition. Refer to Note 2 for additional information regarding these acquisitions.

As discussed in Note 11, we operate in three reportable business segments. Goodwill impairment testing is performed at the reporting unit level, which is one level below a reportable business segment. We have determined that we have ten reporting units, with the Welch Allyn reporting units yet to be defined. Goodwill is assigned to reporting units at the date the goodwill is initially recorded and has been reallocated as necessary based on the restructuring of reporting units over time. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.

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

Indefinite-lived intangible assets

We have various indefinite-lived intangible assets representing trade names with a carrying value of $466.9 million at September 30, 2015 and $32.9 million at September 30, 2014. Testing for impairment must be performed annually, or on an interim basis upon the occurrence of a triggering event or change in circumstances that would more likely than not reduce the fair value of an indefinite-lived intangible asset below its carrying amount. The annual evaluation of indefinite-lived intangible assets performed during the third quarter of fiscal 2015 and 2014 did not result in impairment.

NOTE 4. FINANCING AGREEMENTS

Total debt consists of the following:

	September 30
	2015	2014
Revolving credit facilities	$-	$265.0
Current portion of long-term debt	58.0	16.2
Senior secured Term Loan A, long-term portion	931.7	-
Senior secured Term Loan B, long-term portion	778.3	-
Senior unsecured 5.75% notes due on September 1, 2023	418.2	-
Term loan under August 2012 credit facility, long-term portion	-	159.6
Unsecured 7.00% debentures due on February 15, 2024	13.8	19.2
Unsecured 6.75% debentures due on December 15, 2027	29.6	29.6
Other	3.6	1.4
Total debt	2,233.2	491.0
Less current portion of debt	58.0	126.9
Total long-term debt	$2,175.2	$364.1

The following table summarizes the scheduled maturities of long-term debt for fiscal years 2016 through 2020:

	Term Loan A	Term Loan B	Total
2016	$50.0	$8.0	$58.0
2017	$75.0	$8.0	$83.0
2018	$100.0	$8.0	$108.0
2019	$100.0	$8.0	$108.0
2020	$675.0	$8.0	$683.0

In September 2015, the Company entered into four new credit facilities for purposes of financing the Welch Allyn acquisition as well as refinancing our previously outstanding revolving credit facility. These new facilities consisted of the following:
•	$1.0 billion senior secured Term Loan A facility (“TLA Facility”), maturing in September 2020
•	$800.0 million senior secured Term Loan B facility (“TLB Facility”), maturing in September 2022
•	Senior secured revolving credit facility (“Revolving Credit Facility”), providing borrowing capacity of up to $500.0 million, maturing in September 2020
•	$425.0 million of senior unsecured notes (“Senior Notes”), maturing in September 2023

The TLA Facility, TLB Facility, and Revolving Credit Facility (collectively, the “Senior Secured Credit Facilities”) all bear interest at variable rates which are currently less than 4.0 percent. These interest rates are based primarily on the London Interbank Offered Rate (LIBOR), but under certain conditions could also be based on the U.S. Federal Funds Rate or the U.S. Prime Rate, at the Company’s option. The TLA Facility and TLB Facility have required principal payments. The TLA Facility requires minimum principal payments of $50.0 million in fiscal 2016, $75.0 million in fiscal 2017, and $100.0 million annually thereafter, with the remaining unpaid principal balance due at maturity. The TLB Facility requires annual principal payments of $8.0 million with the remaining unpaid principal balance due at maturity. We will be able to voluntarily prepay outstanding loans under the TLA Facility and the TLB Facility at any time.

At September 30, 2015, there were no borrowings on the Revolving Credit Facility, but available borrowing capacity was $490.9 million after giving effect to $9.1 million of outstanding standby letters of credit. At September 30, 2014, there were $42.4 million of outstanding standby letters of credit under our previous revolving credit agreements, $39.8 million of which pertained to one standby letter of credit issued in connection with the Trumpf acquisition, which expired in January 2015. The availability of borrowings under our Revolving Credit Facility is subject to our ability at the time of borrowing to meet certain specified conditions, including compliance with covenants contained in the governing credit agreement.

The Senior Secured Credit Facilities are held with a syndicate of banks, which includes over 20 institutions. The general corporate assets of the Company and its subsidiaries collateralize these obligations. The credit agreement governing these facilities contains financial covenants which specify a maximum secured net leverage ratio and a minimum interest coverage ratio, as such terms are defined in the credit agreement. These financial covenants are measured at the end of each fiscal quarter, with the first measurement date on December 31, 2015. The required ratios vary through December 31, 2019 providing a gradually decreasing maximum secured net leverage ratio and a gradually increasing minimum interest coverage ratio, as set forth in the table below:

Fiscal Quarter Ended	Maximum Secured Net Leverage Ratio	Minimum Interest Coverage Ratio
December 31, 2015	4.75x	3.25x
December 31, 2016	4.50x	3.25x
December 31, 2017	4.00x	3.50x
December 31, 2018	3.50x	3.75x
December 31, 2019 and thereafter	3.00x	4.00x

The Senior Notes bear interest at a fixed rate of 5.75 percent annually. These notes were issued at par in a private placement offering and are not registered securities on any public market. All of the Senior Notes are outstanding as of September 30, 2015. We are not required to make any mandatory redemption or sinking fund payments with respect to the Notes, other than in certain circumstances such as a change in control or material sale of assets. We may redeem the notes prior to maturity, but doing so prior to September 1, 2021 would require payment of a premium on any amounts redeemed, the amount of which varies based on the timing of the redemption. The indenture governing the Senior Notes contains certain covenants which impose limitations on the amount of dividends we may pay and the amount of common shares we may repurchase in the open market, but we do not expect these covenants to affect our current dividend policy or open share repurchase program. The terms of this indenture also impose certain restrictions on the amount and type of additional indebtedness we may obtain in the future, as well as the types of liens and guarantees we may provide.

We are in compliance with all applicable financial covenants as of September 30, 2015.

In conjunction with the issuance of the Senior Secured Credit Facilities and the Senior Notes, the Company incurred $48.7 million of debt issuance costs. As stated in Note 1, the Company has elected to early-adopt ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” Following this guidance, as of September 30, 2015, unamortized debt issuance costs of $39.1 million have been recorded as a reduction of the carrying value of the related debt, in addition to $9.4 million attributable to the Revolving Credit Facility, which are recorded as a component of other long-term assets on the Consolidated Balance Sheet. These costs will amortize into interest expense over the terms of the related credit facilities.

Unsecured debentures outstanding at September 30, 2015 and September 30, 2014 have fixed rates of interest. We have deferred gains included in the amounts above from the termination of previous interest rate swap agreements, and those deferred gains amounted to less than $1.0 million at both September 30, 2015 and September 30, 2014. The deferred gains on the termination of the swaps are being amortized and recognized as a reduction of interest expense over the remaining term of the related debt, and as a result, the effective interest rates on that debt have been and will continue to be lower than the stated interest rates on the debt.

From August 2012 through April 2015, we had a credit facility that provided for revolving loans of up to $500.0 million, plus a term loan in the aggregate amount of $200.0 million. In May 2015, we entered into an Amended and Restated Credit Agreement which provided for revolving loans of up to $900.0 million and a term loan of $165.0 million, which replaced the remaining unpaid principal balance of the term loan from the August 2012 credit facility. A portion of the proceeds from the issuance of the Senior Secured Credit Facility and the Senior Notes in September 2015 were used to fully repay these previously outstanding credit facilities, which are now terminated. The termination of these facilities resulted in a charge of $2.6 million due to acceleration of debt issuance costs which were unamortized as of September 2015.

We are exposed to market risk from fluctuations in interest rates. The Company sometimes manages its exposure to interest rate fluctuations through the use of interest rate swaps (cash flow hedges). As of September 30, 2014, we had one interest rate swap agreement to hedge the variability of cash flows associated with a portion of the variable interest rate payments on then-outstanding term loans. The interest rate swap was designated as a cash flow hedge and was an asset with a fair value of less than $1.0 million as of September 30, 2014. We classify fair value measurements on our interest rate swaps as Level 2, as described in Note 1. Effective with the issuance of the Senior Secured Credit Facilities, the interest rate swap was terminated at an immaterial loss.

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The book values of our short-term debt instruments approximate fair value. The estimated fair values of our long-term debt instruments are described in the table below:

	September 30
	2015	2014
Senior secured Term Loan A	$990.7	$-
Senior secured Term Loan B	780.7	-
Senior unsecured 5.75% notes due on September 1, 2023	428.4	-
Term loan under August 2012 credit facility	-	175.2
Unsecured debentures	43.4	55.5
Total debt	$2,243.2	$230.7

The estimated fair values of our long-term unsecured debentures were based on observable inputs such as quoted prices in markets that are not active. The estimated fair values of our term loans and the Senior Notes were based on quoted prices for similar liabilities. These fair value measurements were classified as Level 2, as described in Note 1.

NOTE 5. OTHER COMPREHENSIVE INCOME

The following tables represent the changes in accumulated other comprehensive loss by component for the year to date periods ended September 30, 2015 and 2014:

	Year Ended September 30, 2015
	Other comprehensive income (loss)					Accumulated other comprehensive loss
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Available-for-sale securities and currency hedges	$(0.6)	$0.6	$-	$-	$-	$-	$-	$-
Foreign currency translation adjustment	(58.6)	-	(58.6)	-	(58.6)	(34.2)	(58.6)	(92.8)
Change in pension and postretirement defined benefit plans	(28.7)	15.5	(13.2)	5.1	(8.1)	(39.9)	(8.1)	(48.0)
Total	$(87.9)	$16.1	$(71.8)	$5.1	$(66.7)	$(74.1)	$(66.7)	$(140.8)

	Year Ended September 30, 2014
	Other comprehensive income (loss)					Accumulated other comprehensive loss
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Available-for-sale securities and currency hedges	$0.3	$0.1	$0.4	$(0.1)	$0.3	$(0.3)	$0.3	$-
Foreign currency translation adjustment	(29.6)	-	(29.6)	-	(29.6)	(4.6)	(29.6)	(34.2)
Change in pension and postretirement defined benefit plans	(16.8)	2.7	(14.1)	5.0	(9.1)	(30.8)	(9.1)	(39.9)
Total	$(46.1)	$2.8	$(43.3)	$4.9	$(38.4)	$(35.7)	$(38.4)	$(74.1)

The following table represents the items reclassified out of accumulated other comprehensive loss and the related tax effects during fiscal 2015 and 2014:

	Years Ended September 30
	2015			2014
	Amount reclassified	Tax effect	Net of tax	Amount reclassified	Tax effect	Net of tax
Change in pension and postretirement defined benefit plans (1)	$15.5	$(5.6)	$9.9	$2.7	$(1.0)	$1.7
Available-for-sale securities and currency hedges (2)	$0.6	$(0.2)	$0.4	$0.1	$-	$0.1

(1) Reclassified from accumulated other comprehensive loss into cost of goods sold and selling and administrative expenses.
These components are included in the computation of net periodic pension and postretirement benefit expense.
(2) Reclassified from accumulated other comprehensive loss into other income (expense), net.

NOTE 6. RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

Our retirement plans consist of defined benefit plans, postretirement healthcare plans, and defined contribution savings plans. Plans cover certain employees both in and outside of the U.S.

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

Effect on Operations

The components of net periodic benefit cost for our defined benefit retirement plans were as follows:

	Years Ended September 30
	2015	2014	2013

Service cost	$5.4	$5.0	$6.1
Interest cost	14.6	14.4	13.2
Expected return on plan assets	(16.7)	(16.7)	(15.9)
Amortization of unrecognized prior service cost, net	0.6	0.6	0.6
Amortization of net loss	5.2	3.2	7.8
Net periodic benefit cost	9.1	6.5	11.8
Settlement charge	9.6	-	-
Special termination benefits	-	2.4	-
Net pension expense	$18.7	$8.9	$11.8

In April, 2015, we offered all terminated vested participants of our domestic master defined benefit retirement plan an option to receive a lump sum cash payout in lieu of their right to future periodic benefit payments under the plan upon their retirement. Lump sums of $42.3 million were paid to participants in September 2015, triggering a plan settlement charge of $9.6 million, which is recorded as a component of Special charges on the Statements of Consolidated Income.

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

Obligations and Funded Status

The change in benefit obligations, plan assets and funded status, along with amounts recognized in the Consolidated Balance Sheets for our defined benefit retirement plans were as follows:

	Years Ended September 30
	2015	2014

Change in benefit obligation:
Benefit obligation at beginning of year	$343.8	$297.9
Service cost	5.4	5.0
Interest cost	14.6	14.4
Actuarial loss	12.5	31.4
Benefits paid	(54.0)	(10.2)
Acquisitions	-	4.3
Special termination benefits	-	2.4
Plan settlement	(4.4)	-
Exchange rate gain	(2.4)	(1.4)
Benefit obligation at end of year	315.5	343.8

Change in plan assets:
Fair value of plan assets at beginning of year	276.1	254.4
Actual return on plan assets	(3.9)	30.9
Employer contributions	0.9	1.0
Benefits paid	(54.0)	(10.2)
Fair value of plan assets at end of year	219.1	276.1
Funded status and net amounts recognized	$(96.4)	$(67.7)

Amounts recorded in the Consolidated Balance Sheets:
Accrued pension benefits, current portion	$(1.0)	$(1.0)
Accrued pension benefits, long-term	(95.4)	(66.7)
Net amount recognized	$(96.4)	$(67.7)

In addition to the amounts above, net actuarial losses of $79.3 million and prior service costs of $1.0 million, less an applicable aggregate tax effect of $30.0 million are included as components of accumulated other comprehensive loss at September 30, 2015. In addition to the amounts above, net actuarial losses of $65.0 million and prior service costs of $1.7 million, less an applicable aggregate tax effect of $24.8 million are included as components of accumulated other comprehensive loss at September 30, 2014

The estimated net actuarial loss and prior service cost for our defined benefit retirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $4.5 million and $0.3 million, respectively.

Accumulated Benefit Obligation

The accumulated benefit obligation for all defined benefit pension plans was $296.7 million and $325.9 million at September 30, 2015 and 2014. Selected information for our plans, including plans with accumulated benefit obligations exceeding plan assets, was as follows:

	September 30
	2015			2014
	PBO	ABO	Plan Assets	PBO	ABO	Plan Assets

Master plan	$292.5	$275.3	$218.9	$319.1	$303.2	$275.8
International plans	17.9	16.3	0.2	20.3	18.5	0.3
Supplemental executive plan	5.1	5.1	-	4.4	4.2	-
	$315.5	$296.7	$219.1	$343.8	$325.9	$276.1

Actuarial Assumptions

The weighted average assumptions used in accounting for our domestic pension plans were as follows:

	2015	2014	2013
Weighted average assumptions to determine benefit
obligations at the measurement date:
Discount rate for obligation	4.4%	4.5%	5.0%
Rate of compensation increase	3.0%	3.0%	3.3%

Weighted average assumptions to determine benefit
cost for the year:
Discount rate for expense	4.5%	5.0%	4.1%
Expected rate of return on plan assets	6.8%	7.0%	7.0%
Rate of compensation increase	3.0%	3.3%	3.3%

The discount rates used in the valuation of our defined benefit pension plans are evaluated annually based on current market conditions. In setting these rates we utilize long-term bond indices and yield curves as a preliminary indication of interest rate movements, and then make adjustments to the respective indices to reflect differences in the terms of the bonds covered under the indices in comparison to the projected outflow of our pension obligations. The overall expected long-term rate of return is based on historical and expected future returns, which are inflation adjusted and weighted for the expected return for each component of the investment portfolio, as well as taking into consideration economic and capital market conditions. The rate of assumed compensation increase is also based on our specific historical trends of past wage adjustments. The weighted average discount rate assumptions used for our international plans are lower than our domestic plan assumptions and do not significantly affect the consolidated net benefit obligation or net periodic benefit cost balances.

Plan Assets

The weighted average asset allocations of our master defined benefit retirement plan at September 30, 2015 and 2014, by asset category, along with target allocations, are as follows:

	2015	2014	2015	2014
	Target	Target	Actual	Actual
	Allocation	Allocation	Allocation	Allocation

Equity securities	39 - 49%	40 - 60%	42%	52%
Fixed income securities	51 - 61%	40 - 60%	58%	48%
Total			100%	100%

We have a Plan Committee that sets investment guidelines with the assistance of an external consultant. These guidelines are established based on market conditions, risk tolerance, funding requirements and expected benefit payments. The Plan Committee also oversees the investment allocation process and monitors asset performance. As pension liabilities are long-term in nature, we employ a long-term total return approach to maximize the long-term rate of return on plan assets for a prudent level of risk. Target allocations are guidelines, not limitations, and plan fiduciaries may occasionally approve allocations above or below a target range or elect to rebalance the portfolio within the targeted range.

The investment portfolio contains a diversified portfolio of primarily equities and fixed income securities. Securities are also diversified in terms of domestic and international securities, short- and long-term securities, growth and value styles, large cap and small cap stocks. The primary investment strategy is a dynamic target allocation method that periodically rebalances among various investment categories depending on the current funded positions. This program is designed to actively move from return-seeking investments (such as equities) toward liability-hedging investments (such as long-duration fixed income) as funding levels improve.

Trust assets are invested subject to the following policy restrictions: short-term securities must be rated A2/P2 or higher; all fixed-income securities shall have a credit quality rating “BBB” or higher; investments in equities in any one company may not exceed 10 percent of the equity portfolio.

Fair Value Measurements of Plan Assets

The following table summarizes the valuation of our pension plan assets by pricing categories:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Balance at	Assets	Inputs	Inputs
	September 30, 2015	(Level 1)	(Level 2)	(Level 3)
Cash	$3.5	$3.5	$-	$-
Equities
U.S. companies	47.1	-	47.1	-
International companies	44.8	-	44.8	-
Fixed income securities	123.7	-	123.7	-
Total plan assets at fair value	$219.1	$3.5	$215.6	$-

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Balance at	Assets	Inputs	Inputs
	September 30, 2014	(Level 1)	(Level 2)	(Level 3)
Cash	$2.1	$2.1	$-	$-
Equities
U.S. companies	101.7	101.7	-	-
International companies	38.7	38.7	-	-
Fixed income securities	133.2	66.8	66.4	-
Other	0.4	0.4	-	-
Total plan assets at fair value	$276.1	$209.7	$66.4	$-

The Level 2 investments are commingled funds and/or collective trusts valued using the net asset value (“NAV”) unit price provided by the fund administrator. The NAV is based on the value of the underlying assets owned by the fund. For further descriptions of the asset Levels used in the above chart, refer to Note 1.

Cash Flows

Our U.S. qualified defined benefit plan is funded in excess of 80 percent, as measured under the requirements of the Pension Protection Act of 2006, and therefore we expect that the plan will not be subject to the “at risk” funding requirements of this legislation.

During 2015 and 2014, we contributed cash of $0.9 million and $1.0 million to our defined benefit retirement plans. We will not be required to contribute to our master defined benefit retirement plan in fiscal year 2016 due to the current funding level; however, minimal contributions will be required for our unfunded plans.

Estimated Future Benefit Payments

The benefit payments, which are expected to be funded through plan assets and company contributions and reflect expected future service, are expected to be paid as follows:

Pension Benefits
2016	$12.3
2017	$12.8
2018	$13.3
2019	$14.0
2020	$14.8
2021-2025	$86.5

Defined Contribution Savings Plans

We have defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees. The general purpose of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings. Company contributions to the plans are based on eligibility and employee contributions. Expense under these plans was $17.4 million, $15.0 million and $15.8 million in fiscal years 2015, 2014 and 2013.

Postretirement Health Care Plans

In addition to defined benefit retirement plans, we also offer two domestic postretirement health care plans, one of which was assumed in the acquisition of Welch Allyn, that provide health care benefits to qualified retirees and their dependents. The plans are closed to new participants and include retiree cost sharing provisions and generally extends retiree coverage for medical and prescription benefits beyond the COBRA continuation period to the date of Medicare eligibility. We use a measurement date of September 30 for these plans.

The postretirement health care plans, including the Welch Allyn plan on a post-acquisition basis, reflected a credit during fiscal 2015, 2014 and 2013 of ($0.2) million, ($0.2) million and ($0.1) million. The change in the accumulated postretirement benefit obligation was as follows:

	Years Ended September 30
	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$11.2	$9.8
Service cost	0.4	0.4
Interest cost	0.4	0.4
Acquired obligation	14.1	-
Actuarial gain	(0.9)	(0.2)
Benefits paid	(0.2)	(0.2)
Retiree contributions	0.1	0.2
Special termination benefits	-	0.8
Benefit obligation at end of year	$25.1	$11.2

Amounts recorded in the Consolidated Balance Sheets:
Accrued benefits obligation, current portion	$1.8	$1.1
Accrued benefits obligation, long-term	23.3	10.1
Net amount recognized	$25.1	$11.2

We contributed less than $0.2 million to the plans in fiscal 2015, including the post-acquisition period for the Welch Allyn plan, compared with $0.1 million contributed in fiscal 2014.

In addition to the amounts above, net actuarial gains of $2.4 million and prior service credits of $1.4 million, less an applicable aggregate tax effect of $1.5 million are included as components of accumulated other comprehensive loss at September 30, 2015. In addition to the amounts above, net actuarial gains of $1.7 million and prior service credits of $2.3 million, less an applicable aggregate tax effect of ($1.6) million are included as components of accumulated other comprehensive loss at September 30, 2014.

The estimated net actuarial gain and prior service benefit for our postretirement health care plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are ($0.1) million and ($0.9) million.

The discount rate used to determine the net periodic benefit cost for the postretirement health care plans during the fiscal year ended September 30, 2015, 2014 and 2013 was 3.7, 4.1 and 3.3 percent. The discount rate used to determine the benefit obligation as of September 30, 2015, 2014 and 2013 was 3.5, 3.7 and 4.1 percent. As of September 30, the health care-cost trend rates for the plans were generally assumed to be in the ranges of 5.25 to 7.0 percent, trending down to a rate between 4 and 5 percent over the long-term.

A one-percentage-point increase/decrease in the assumed health care cost trend rates as of September 30, 2015 would cause an increase/decrease in service and interest costs of less than $0.1 million, along with an increase/decrease in the benefit obligation of $1.9 million and $1.7 million, respectively.

We fund the postretirement health care plans as benefits are paid, and current plan benefits are expected to require net company contributions of approximately $1.8 million in fiscal 2016 and $2 million per year thereafter.

NOTE 7. COMMON STOCK

Share Repurchases

We repurchased 1.2 million, 1.7 million and 2.8 million shares of our common stock during fiscal years 2015, 2014 and 2013 for $54.8 million, $70.5 million and $92.7 million, respectively, in the open market. The common stock was acquired under a $190 million share repurchase program approved by the Board of Directors in September 2013, which does not have an expiration date. There are no plans to terminate this program in the future, but repurchases will be suspended temporarily as we allocate free cash flow to debt service following the Welch Allyn acquisition. Repurchases may be made on the open market or via private transactions, and are used for general business purposes.

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

Our primary stock-based compensation program is the Stock Incentive Plan, which has been approved by our shareholders. Under the Stock Incentive Plan, we have a total of 15.3 million authorized shares. At September 30, 2015, 4.3 million shares were available for future grants under our stock-based compensation plans. We generally settle our stock-based awards with treasury shares. As of September 30, 2015, we had 23.3 million treasury shares available for use to settle stock-based awards.

The following table sets forth a summary of the annual stock-based compensation cost that was charged against income for all types of awards:

	Years Ended September 30
	2015	2014	2013

Total stock-based compensation cost (pre-tax)	$25.0	$18.0	$13.5
Total income tax benefit	(7.5)	(6.5)	(4.9)
Total stock-based compensation cost, net of tax	$17.5	$11.5	$8.6

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

The following table sets forth the weighted average fair value per share of stock options and the related valuation assumptions used in the determination of those fair values:

	Years Ended September 30
	2015	2014	2013
Weighted average fair value per share	$12.83	$11.91	$7.91

Valuation assumptions:
Risk-free interest rate	1.6%	1.3%	0.6%
Expected dividend yield	1.4%	1.4%	1.9%
Expected volatility	35.0%	36.1%	40.2%
Weighted average expected life	4.9 years	4.9 years	4.9 years

The risk-free interest rate is based upon observed U.S. Treasury interest rates appropriate for the term of our employee stock options. Expected dividend yield is based on the history and our expectation of dividend payouts. Expected volatility was based on our historical stock price volatility. Expected life represents the weighted average period the stock options are expected to remain outstanding and is a derived output of the Binomial model. The expected life of employee stock options is impacted by the above assumptions as well as the post-vesting forfeiture rate and the exercise factor used in the Binomial model. These two variables are based on the history of exercises and forfeitures for previous stock options granted by us.

The following table summarizes transactions under our stock option plans for fiscal year 2015:

	Weighted		Weighted
	Average	Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value (1)
	(in thousands)	Price	Term	(in millions)

Balance Outstanding at October 1, 2014	1,992	$31.99
Granted	381	45.01
Exercised	(371)	31.83
Cancelled/Forfeited	(101)	36.63
Balance Outstanding at September 30, 2015	1,901	$34.38	6.6 years	$33.5
Exercisable at September 30, 2015	1,060	$30.98	5.3 years	$22.3
Options Expected to Vest	773	$38.34	8.0 years	$10.6

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $51.99, as reported by the New York Stock Exchange on September 30, 2015. This amount, which changes continuously based on the fair value of our common stock, would have been received by the option holders had all option holders exercised their options as of the balance sheet date.

The total intrinsic value of options exercised during fiscal years 2015, 2014 and 2013 was $6.3 million, $4.6 million and $1.6 million.

As of September 30, 2015, there was $4.1 million of unrecognized compensation expense related to stock options granted under the Plan. This unrecognized compensation expense does not reflect a reduction for our estimate of potential forfeitures, and is expected to be recognized over a weighted average period of 2.4 years.

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

The following table summarizes transactions for our nonvested RSUs for fiscal year 2015:

		Weighted
	Number of	Average
	Share Units	Grant Date
	(in thousands)	Fair Value

Nonvested RSUs at October 1, 2014	431	$34.92
Granted	351	47.85
Vested	(93)	37.76
Forfeited	(55)	35.90
Nonvested RSUs at September 30, 2015	634	$41.35

As of September 30, 2015, there was $13.4 million of total unrecognized compensation expense related to nonvested RSUs granted under the Stock Incentive Plan. This unrecognized compensation expense does not reflect a reduction for our estimate of potential forfeitures, and is expected to be recognized over a weighted average period of 2 years. The total vest date fair value of shares that vested during fiscal years 2015, 2014 and 2013 was $4.3 million, $5.3 million and $5.4 million.

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

The following table sets forth the weighted average fair value per share for PSUs and the related valuation assumptions used in the determination of those fair values. PSUs granted in both fiscal 2015 and 2014 are based on company-specific performance targets, with a total shareholder return collar, while grants in fiscal 2013 are based entirely on shareholder return targets.

	Years Ended September 30
	2015	2014	2013
Weighted average fair value per share	$47.82	$47.91	$19.77

Valuation assumptions:
Risk-free interest rate	0.9%	0.5%	0.3%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	23.5%	30.1%	32.6%

The basis for the assumptions listed above is similar to the valuation assumptions used for stock options, as discussed previously.

The following table summarizes transactions for our nonvested PSUs for fiscal 2015:

		Weighted
	Number of	Average
	Share Units	Grant Date
	(in thousands)	Fair Value

Nonvested PSUs as of October 1, 2014	586	$29.98
Granted	331	49.27
Vested	(414)	30.11
Cancelled	(76)	24.57
Forfeited	(73)	41.15
Nonvested PSUs at September 30, 2015	354	$42.16

As of September 30, 2015, there was $10.2 million of unrecognized compensation expense related to PSUs granted under the Stock Incentive Plan based on the expected achievement of certain performance targets or market conditions. This unrecognized compensation expense does not reflect a reduction for our estimate of potential forfeitures, and is expected to be recognized by the end of fiscal 2017. The total vest date fair value of shares that vested during fiscal 2015 was $20.5 million.

NOTE 8. SPECIAL CHARGES

Over the past several years, we have placed a focus on improving our cost structure and business processes through various means including consolidation of certain manufacturing and select back office operations, customer rationalizations and various other organizational changes. As a result of these actions, we recognized special charges of $41.2 million, $37.1 million, and $5.7 million for the fiscal years ended September 30, 2015, 2014, and 2013, respectively. These charges are summarized below.

Welch Allyn Integration
In conjunction with the acquisition of Welch Allyn in September 2015, we eliminated approximately 80 positions, primarily in Welch Allyn’s corporate support and administrative functions, which became redundant as a result of merging into Hill-Rom. We recorded $14.4 million of special charges in conjunction with this action in fiscal 2015 for severance and employee benefits provided to affected employees. Many of the affected employees must continue service for a specified period of time after completion of the merger in order to receive the severance benefits offered. As a result, additional charges related to this action of approximately $3 million will be recorded in fiscal 2016 until those service obligations are fulfilled.

Pension Settlement Charge
As disclosed in Note 6, we offered lump sum settlements to all terminated vested participants in our domestic master defined benefit retirement plan, which resulted in a settlement charge of $9.6 million. This charge was recorded as a component of special charges in fiscal 2015.

Site Consolidation
In the third quarter of fiscal 2015, we initiated a plan to streamline our operations and simplify our supply chain by consolidating certain manufacturing and distribution operations. As part of this action, we announced the closure of sites in Redditch, England and Charleston, South Carolina. Upon closure, each site’s operations will either be relocated to other existing Company facilities or outsourced to third-party suppliers. For the year ended September 30, 2015, we recorded severance and benefit charges of $2.7 million for approximately 160 employees to be displaced by the closures, as well as $1.8 million of other related costs. We expect to incur approximately $3 million of additional charges in the first half of fiscal 2016 for personnel costs and site closure expenses related to this action until the closures are complete.

Global Restructuring Program
During the second quarter of fiscal 2014, we announced a global restructuring program focused on improving our cost structure. This action included early retirement and reduction in force programs that eliminated over 200 net positions, primarily in the U.S., where the action was substantially completed in fiscal 2014 with cash expenditures continuing during fiscal 2015. The program also included a reduction of our European manufacturing capacity and a streamlining of global operations by, among other things, executing a back office process transformation program in Europe. The restructuring in Europe is in process and has resulted in severance and benefit charges of $6.0 million for the year ended September 30, 2015, as well as other costs of $7.2 million related to legal and professional fees, temporary labor, project management, and other administrative functions. In the second quarter of fiscal 2015, we also reversed $0.5 million of previously recorded severance and benefit charges due to certain plan participants declining continuing healthcare coverage.

Since the inception of the global restructuring program through September 30, 2015, we have recognized aggregate special charges of $37.6 million, which are recorded in both fiscal 2014 and 2015. Charges of $24.9 million were recorded in the year ended September 30, 2014, net of reversals. We expect to incur $5 to $10 million of additional European restructuring costs through the completion of the program.

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

Fiscal 2013 Restructuring Program
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

For all accrued severance and other benefit charges described above, we record restructuring reserves within other current liabilities and other long-term liabilities. The reserve activity for severance and other benefits during fiscal 2015 was as follows:

Balance at September 30, 2014	$11.7
Expenses	23.1
Cash Payments	(10.0)
Reversals	(0.5)
Balance at September 30, 2015	$24.3

NOTE 9. INCOME TAXES

The significant components of income before income taxes and the consolidated income tax provision were as follows:

	Years Ended September 30
	2015	2014	2013
Income before income taxes:
Domestic	$49.2	$87.0	$120.0
Foreign	15.9	28.2	24.0
Total	$65.1	$115.2	$144.0

Income tax expense:
Current provision
Federal	$35.3	$40.2	$45.0
State	3.6	3.1	1.8
Foreign	1.7	7.4	7.0
Total current provision	40.6	50.7	53.8
Deferred provision:
Federal	(18.1)	(12.2)	(9.9)
State	(1.3)	(1.0)	1.1
Foreign	(2.9)	17.1	(6.0)
Total deferred provision	(22.3)	3.9	(14.8)
Income tax expense	$18.3	$54.6	$39.0

Differences between income tax expense reported for financial reporting purposes and that computed based upon the application of the statutory U.S. Federal tax rate to the reported income before income taxes were as follows:

	Years Ended September 30
	2015		2014		2013
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income

Federal income tax (a)	$22.8	35.0	$40.3	35.0	$50.4	35.0
State income tax (b)	1.6	2.4	2.0	1.7	2.5	1.7
Foreign income tax (c)	(10.2)	(15.7)	(7.7)	(6.7)	(5.7)	(4.0)
Application of federal tax credits	(2.2)	(3.4)	(0.6)	(0.5)	(3.5)	(2.4)
Adjustment of estimated income tax accruals	(1.6)	(2.4)	(0.6)	(0.5)	(1.5)	(1.0)
Valuation of tax attributes	4.0	6.2	21.3	18.5	0.6	0.4
Domestic manufacturer's deduction	(1.5)	(2.3)	(1.8)	(1.5)	(2.2)	(1.5)
Capitalized transaction costs	2.5	3.8	0.3	0.2	-	-
Other, net	2.9	4.5	1.4	1.2	(1.6)	(1.1)
Income tax expense	$18.3	28.1	$54.6	47.4	$39.0	27.1

(a)	At statutory rate.
(b)	Net of Federal benefit.
(c)	Federal tax rate differential.

The tax effect of temporary differences that gave rise to the deferred tax balance sheet accounts were as follows:

	Years Ended September 30
	2015	2014
Deferred tax assets:
Employee benefit accruals	$106.4	$49.3
Inventory	6.2	13.9
Reserve for bad debts	8.4	10.0
Net operating loss carryforwards	45.8	40.3
Tax credit carryforwards	11.7	2.5
Other, net	39.6	25.7
	218.1	141.7
Less: Valuation allowance	(40.7)	(28.3)
Total deferred tax assets	177.4	113.4

Deferred tax liabilities:
Depreciation	(35.3)	(13.9)
Amortization	(409.1)	(62.8)
Other, net	(16.4)	(4.9)
Total deferred tax liabilities	(460.8)	(81.6)
Deferred tax asset (liability) - net	$(283.4)	$31.8

At September 30, 2015, we had $43.2 million of deferred tax assets related to operating loss carryforwards in foreign jurisdictions that are subject to various carryforward periods with the majority eligible to be carried forward for an unlimited period. Additionally, we had $2.2 million of deferred tax assets related to federal net operating loss carryforwards which will expire between 2019 and 2033 and $0.4 million of deferred tax assets related to state net operating loss carryforwards, which expire between 2016 and 2033. We had $11.7 million of deferred tax assets related to state tax credits, some of which will be carried forward for an unlimited period and some of which will expire between 2016 and 2026.

The gross deferred tax assets as of September 30, 2015 were reduced by valuation allowances of $40.7 million primarily related to certain foreign deferred tax attributes and state tax credit carryforwards as it is more likely than not that some portion or all of these tax attributes will not be realized. In evaluating whether it is more likely than not that we would recover our deferred tax assets, future taxable income, the reversal of existing temporary differences and tax planning strategies were considered. We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances.

We operate under tax holidays in both Singapore and Puerto Rico. The Singapore tax holiday is effective through 2016 with potential to extend through 2018 while the Puerto Rico tax holiday is effective through 2025. Both incentives are conditional on meeting certain employment and/or investment thresholds. The impact of these tax holidays decreased foreign taxes by $4.3 million in fiscal 2015, $4.0 million for fiscal 2014 and $2.9 million for fiscal 2013. The benefit of the tax holidays on net income per share (diluted) was $0.07, $0.07 and $0.05 for fiscal 2015, 2014 and 2013, respectively.

With respect to the undistributed earnings of Welch Allyn’s foreign subsidiaries, given the timing of the acquisition, we are still evaluating the investment of such foreign earnings. As for the undistributed earnings of Hill-Rom’s foreign subsidiaries, including Welch Allyn for the post-acquisition period, foreign earnings are considered to be indefinitely reinvested for use in meeting working capital, business expansion and development, and other general needs. Accordingly, no provision has been made for deferred taxes related to the future repatriation of such earnings. If such earnings were repatriated, additional tax expense may result. It is not practicable to estimate the amount of tax that may be payable upon any such distribution.

We file a consolidated federal income tax return as well as multiple state, local and foreign jurisdiction tax returns. In the normal course of business, we are subject to examination by the taxing authorities in each of the jurisdictions where we file tax returns. During fiscal 2015, the Internal Revenue Service (“IRS”) concluded its audit for fiscal year 2013 and initiated its post-filing examination of the fiscal 2014 consolidated federal return. We continue to participate in the IRS Compliance Assurance Program (“CAP”) for fiscal year 2015 and have submitted the application to remain in the CAP for fiscal years 2016 and 2017. The CAP provides the opportunity for the IRS to review certain tax matters prior to us filing our tax return for the year, thereby reducing the time it takes to complete the post-filing examination. We are also subject to state and local or foreign income tax examinations by taxing authorities for years back to fiscal 2009.

Welch Allyn also filed a consolidated federal income tax return as well as multiple state, local and foreign jurisdiction tax returns. In the normal course of business, Welch Allyn is subject to examination by the taxing authorities in each of the jurisdictions where it files tax returns. During calendar year 2015, the Internal Revenue Service (“IRS”) concluded its post-filing audit for calendar year 2013 (subject to certain exceptions), and initiated its post-filing examination of the calendar year 2014 consolidated federal return. Welch Allyn continues to participate in the IRS Compliance Assurance Program (“CAP”) for 2015 to include the period up through the date of the acquisition by Hill-Rom on September 8, 2015. Thereafter, Welch Allyn will be integrated into Hill-Rom’s CAP going forward. Welch Allyn has received Partial Acceptance Letters from the IRS under CAP for calendar years 2011 through 2014 primarily for an issue that’s before Competent Authority.

We also have on-going audits in various stages of completion in several state and foreign jurisdictions, one or more of which may conclude within the next 12 months. Such settlements could involve some or all of the following: the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of unrecognized tax benefits. The resolution of these matters, in combination with the expiration of certain statutes of limitations in various jurisdictions, make it reasonably possible that our unrecognized tax benefits may decrease as a result of either payment or recognition by approximately $0.5 to $1.5 million in the next twelve months, excluding interest.

The total amount of gross unrecognized tax benefits as of September 30, 2015, 2014 and 2013 was $5.8 million, $4.1 million and $4.6 million, which includes $3.3 million, $2.7 million and $3.9 million that, if recognized, would impact the effective tax rate in future periods. The remaining amount relates to items which, if recognized, would not impact our effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended September 30
	2015	2014	2013
Balance at October 1	$4.1	$4.6	$9.8
Increases in tax position of prior years	0.4	2.1	-
Decreases in tax position of prior years	(1.3)	(0.9)	(0.5)
Increases in tax positions related to the current year	-	-	0.1
Settlements with taxing authorities	(1.2)	(0.1)	(3.2)
Lapse of applicable statute of limitations	(1.3)	(1.5)	(1.7)
Increase in positions due to acquisitions	5.5	-	-
Foreign currency adjustments	(0.4)	(0.1)	0.1
Total change	1.7	(0.5)	(5.2)
Balance at September 30	$5.8	$4.1	$4.6

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties, which are not presented in the reconciliation table above, were $3.0 million, $0.4 million and $0.6 million at September 30, 2015, 2014 and 2013. Related to interest and penalties, we recognized an income tax benefit (expense) of $0.2 million in 2015, $0.2 million in 2014 and $0.1 million in 2013.

NOTE 10. EARNINGS PER COMMON SHARE

Basic earnings per share is calculated based upon the weighted average number of outstanding common shares for the period, plus the effect of deferred vested shares. Diluted earnings per share is calculated consistent with the basic earnings per share calculation plus the effect of dilutive unissued common shares related to stock-based employee compensation programs. For all years presented, anti-dilutive stock options were excluded from the calculation of dilutive earnings per share. Excluded shares were 0.2 million, 0.3 million and 1.4 million for fiscal years 2015, 2014 and 2013. Cumulative treasury stock acquired, less cumulative shares reissued, have been excluded in determining the average number of shares outstanding.

Earnings per share is calculated as follows:

	Years Ended September 30
	2015	2014	2013

Net income attributable to common shareholders	$47.7	$60.6	$105.0

Average shares outstanding - Basic (thousands)	57,249	57,555	59,910
Add potential effect of exercise of stock options
and other unvested equity awards (thousands)	1,287	968	340
Average shares outstanding - Diluted (thousands)	58,536	58,523	60,250

Net income attributable to common shareholders per common share - Basic	$0.83	$1.05	$1.75

Net income attributable to common shareholders per common share - Diluted	$0.82	$1.04	$1.74

NOTE 11. SEGMENT REPORTING

We disclose segment information that is consistent with the way in which management operates and views the business. Beginning in fiscal 2014, we changed our definition of divisional income within our internal reporting to management to exclude the impacts of acquisition-related intangible asset amortization. All segment information included below has been updated to reflect this change.

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

Our performance under each reportable segment is measured on a divisional income basis before non-allocated operating and administrative costs, impairment of other intangibles, litigation, special charges, acquisition and integration costs, acquisition-related intangible asset amortization, and other unusual events. Divisional income generally represents the division’s gross profit less its direct operating costs along with an allocation of manufacturing and distribution costs, research and development and certain corporate functional expenses.

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

In September 2015, we acquired Welch Allyn Holdings, Inc. (“Welch Allyn”). The results of Welch Allyn’s operations for the 22 days under our ownership are reported as a reconciling item in our segment disclosures for the year ended September 30, 2015.

	Years Ended September 30
	2015	2014	2013
Revenue:
North America	$1,002.0	$888.9	$958.3
Surgical and Respiratory Care	506.6	301.6	245.8
International	429.4	495.6	512.1
Welch Allyn1	50.2	-	-
Total revenue	$1,988.2	$1,686.1	$1,716.2

Divisional income:
North America	$204.1	$165.0	$201.7
Surgical and Respiratory Care	80.5	68.6	56.8
International	12.8	24.9	33.5

Other:
Non-allocated operating costs, administrative costs, and other	173.1	98.8	131.4
Special charges	41.2	37.1	5.7
Operating profit	83.1	122.6	154.9

Interest expense	(18.4)	(9.8)	(9.5)
Investment income and other, net	0.4	2.4	(1.4)
Income before income taxes	$65.1	$115.2	$144.0

1 Welch Allyn is not considered a separate reportable segment but is presented as a reconciling item to total consolidated revenue.

Geographic Information

Geographic data for net revenue and long-lived assets (which consist mainly of property and equipment leased to others) were as follows:

	Years Ended September 30
	2015	2014	2013
Net revenue to unaffiliated customers: (a)
United States	$1,273.0	$1,070.8	$1,116.4
Foreign	715.2	615.3	599.8
Total revenue	$1,988.2	$1,686.1	$1,716.2
Long-lived assets: (b)
United States	$263.9	$151.7	$158.0
Foreign	114.5	109.8	76.3
Total long-lived assets	$378.4	$261.5	$234.3

(a)	Net revenue is attributed to geographic areas based on the location of the customer.
(b)	Includes property and equipment leased to others.

NOTE 12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents selected consolidated financial data by quarter for each of the last two fiscal years.

2015 Quarter Ended	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015

Net revenue	$465.0	$474.8	$474.5	$573.9
Gross profit	$199.9	$214.2	$209.5	$256.7
Net income (loss) attributable to common shareholders	$12.1	$26.1	$19.1	$(9.6)
Basic net income (loss) attributable to common shareholders per common share	$0.21	$0.46	$0.34	$(0.16)
Diluted net income (loss) attributable to common shareholders per common share	$0.21	$0.45	$0.33	$(0.16)

2014 Quarter Ended	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014

Net revenue	$393.4	$415.3	$397.6	$479.8
Gross profit	$176.8	$202.7	$187.1	$213.3
Net income (loss) attributable to common shareholders	$13.2	$(3.3)	$26.1	$24.6
Basic net income (loss) attributable to common shareholders per common share	$0.23	$(0.06)	$0.46	$0.43
Diluted net income (loss) attributable to common shareholders per common share	$0.22	$(0.06)	$0.45	$0.42

NOTE 13. COMMITMENTS AND CONTINGENCIES

Lease Commitments

Rental expense for fiscal years 2015, 2014 and 2013 was $25.2 million, $24.7 million and $21.5 million. The table below indicates the minimum annual rental commitments (excluding renewable periods) aggregating $73.8 million, for manufacturing facilities, warehouse distribution centers, service centers and sales offices, under non-cancelable operating leases.
Amount
2016	$28.2
2017	$18.4
2018	$12.1
2019	$6.3
2020	$3.2
2021 and beyond	$5.6

Self Insurance

We are involved with various possible claims, including product and general liability, workers’ compensation, auto liability and employment related matters. Such claims in the United States have deductibles and self-insured retentions ranging from $25 thousand to $1.0 million per occurrence or per claim, depending upon the type of coverage and policy period. International deductibles and self-insured retentions are lower. We are also generally self-insured up to certain stop-loss limits for certain employee health benefits, including medical, drug and dental. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims and outside actuarial analysis, which are based on historical information along with certain assumptions about future events. Such estimated reserves are classified as Other Current Liabilities and Other Long-Term Liabilities within the Consolidated Balance Sheets.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the supervision and participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Management’s Report on Internal Control Over Financial Reporting

The report of management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2015 and the related report of our independent registered public accounting firm, are included under Part II, Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

We have excluded Welch Allyn from our assessment of internal control over financial reporting as of September 30, 2015, because Welch Allyn was acquired by us in a purchase business combination in the fourth quarter of 2015. Welch Allyn is a wholly-owned subsidiary whose total assets and total revenue represent 9 percent and 3 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2015. We are currently in the process of evaluating and integrating Welch Allyn’s historical internal control over financial reporting structure with ours. We expect to complete this integration in fiscal 2016.

Other than the changes noted above, there have been no other changes to our internal controls over financial reporting. Management’s report on our internal control over financial reporting is included under Item 8 above.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC in January 2016 relating to our 2016 Annual Meeting of Shareholders (the “2016 Proxy Statement”), under the headings “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Corporate Governance.” Information relating to our executive officers is included in this report in Part I, Item 1 under the caption “Executive Officers of the Registrant.”

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the 2016 Proxy Statement, under the heading “Executive Compensation.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the 2016 Proxy Statement, under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the 2016 Proxy Statement, where such information is included under the heading “Corporate Governance.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the 2016 Proxy Statement, where such information is included under the heading “Proposals Requiring Your Vote - Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents have been filed as a part of this Form 10-K or, where noted, incorporated by reference:

(1)	Financial Statements

The financial statements of the Company and its consolidated subsidiaries are listed under Part II, Item 8 on the Index to Consolidated Financial Statements on page 41.

(2)	Financial Statement Schedules

The financial statement schedule filed in response to Part II, Item 8 and Part IV, Item 15(c) of Form 10-K is listed under Part II, Item 8 on the Index to Consolidated Financial Statements on page 41.

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

Valuation and Qualifying Accounts

For The Fiscal Years Ended September 30, 2015, 2014 and 2013

(Dollars in millions)

		ADDITIONS
	BALANCE AT	CHARGED TO	CHARGED TO		DEDUCTIONS		BALANCE
	BEGINNING	COSTS AND	OTHER		NET OF		AT END
DESCRIPTION	OF PERIOD	EXPENSES	ACCOUNTS		RECOVERIES		OF PERIOD

Reserves deducted from assets to which they apply:
Allowance for possible losses and sales returns -
accounts receivable:

Period Ended:
September 30, 2015	$31.4	$1.8	$0.1	(a)	$(7.3)	(b)	$26.0
September 30, 2014	$30.1	$1.5	$8.6	(a)	$(8.8)	(b)	$31.4
September 30, 2013	$38.5	$2.7	$(0.1)	(a)	$(11.0)	(b)	$30.1

Allowance for inventory valuation:

Period Ended:
September 30, 2015	$42.9	$0.9	$5.7	(c)	$(4.0)	(d)	$45.5
September 30, 2014	$22.0	$4.0	$19.8	(c)	$(2.9)	(d)	$42.9
September 30, 2013	$22.0	$1.8	$-		$(1.8)	(d)	$22.0

Valuation allowance against deferred tax assets:

Period Ended:
September 30, 2015	$28.3	$4.0	$11.1	(c)	$(2.7)	(e)	$40.7
September 30, 2014	$8.9	$21.3	$-		$(1.9)	(e)	$28.3
September 30, 2013	$8.6	$0.6	$-		$(0.3)	(e)	$8.9

(a)	Reduction of gross revenue for uncollectible health care rental reimbursements, cash discounts and other adjustments in determining net revenue. Also includes the effect of acquired businesses, if any.

(b)	Generally reflects the write-off of specific receivables against recorded reserves.

(c)	Generally reflects the effect of acquired businesses, if any.

(d)	Generally reflects the write-off of specific inventory against recorded reserves.

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

Date: November 19, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Rolf A. Classon	/s/ James R. Giertz
Rolf A. Classon Chairman of the Board	James R. Giertz Director

/s/ John J. Greisch	/s/ Charles E. Golden
John J. Greisch President and Chief Executive Officer and Director (Principal Executive Officer)	Charles E. Golden Director

/s/ Steven J. Strobel	/s/ William H. Kucheman
Steven J. Strobel Senior Vice President and Chief Financial Officer (Principal Financial Officer)	William H. Kucheman Director
/s/ Richard G. Keller	/s/ Ronald A. Malone
Richard G. Keller Vice President — Controller and Chief Accounting Officer (Principal Accounting Officer)	Ronald A. Malone Director
/s/ William G. Dempsey.	/s/ Eduardo R. Menascé
William G. Dempsey Director	Eduardo R. Menascé Director

Stacy Enxing Seng Director

Date: November 19, 2015

HILL-ROM HOLDINGS, INC.

INDEX TO EXHIBITS

Management contracts and compensatory plans or arrangements are designated with “*”.

2.1
Agreement and Plan of Merger dated June 16, 2015 by and among Hill-Rom Holdings, Inc., Empire Merger Sub Corp., and Welch Allyn Holdings, Inc. (Incorporated herein by reference to Exhibit 2.1 filed with the Form 8-K dated June 17, 2015)

2.2
Share Purchase and Transfer Agreement dated as of June 13, 2014 by and among TRUMPF International Beteiligungs-GmbH, Hill-Rom Holdings Netherlands B.V., HR Europe B.V. and Hill-Rom Holdings, Inc. (Incorporated herein by reference to Exhibit 1.1 filed with Form 8-K dated June 16, 2014)

3.1	Restated and Amended Articles of Incorporation of Hill-Rom Holdings, Inc., as currently in effect (Incorporated herein by reference to Exhibit 3.1 filed with Form 8-K dated March 10, 2010)

3.2	Amended and Restated Code of By-Laws of Hill-Rom Holdings, Inc., as currently in effect (Incorporated herein by reference to Exhibit 3.2 filed with Form 8-K dated March 10, 2010)

4.1
Indenture dated as of December 1, 1991, between Hill-Rom Holdings, Inc. and Union Bank, N.A. (as successor to LaSalle Bank National Association and Harris Trust and Savings Bank) as Trustee (Incorporated herein by reference to Exhibit (4) (a) to Registration Statement on Form S-3, Registration No. 33-44086)

4.2
Indenture dated as of September 1, 2015, between Hill-Rom Holdings, Inc. and MUFG Union Bank, N.A., as Trustee (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated September 8, 2015)

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

*10.18	FY 2011 Form of Performance Based Stock Award under the Stock Incentive Plan (Incorporated by reference to Exhibit 10.61 filed with the Company’s Form 10-K dated November 16, 2011)

*10.19	FY 2011 Form of Performance Based Stock Award under the Stock Incentive Plan (CEO version) (Incorporated by reference to Exhibit 10.62 filed with the Company’s Form 10-K dated November 16, 2011)

*10.20	Hill-Rom Holdings, Inc. Short-Term Incentive Plan (Incorporated by reference to Appendix 1 to the Hill-Rom Holdings, Inc. Definitive Proxy Statement on Schedule 14A dated January 18, 2011)

*10.21	Hill-Rom Holdings, Inc. Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.69 filed with the Company’s Form 10-K dated November 16, 2011)

*10.22	Employment Agreement between Hill-Rom Holdings, Inc. and Alton Shader, dated July 11, 2011 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Form 10-Q dated July 28, 2011)

*10.23	Employment Agreement between Hill-Rom Holdings, Inc. and Andreas Frank, dated October 3, 2011 (Incorporated by reference to Exhibit 10.72 filed with the Company’s Form 10-K dated November 16, 2011)

*10.24	Employment Agreement between Hill-Rom Holdings, Inc. and Carlyn Solomon, dated October 3, 2014 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K dated October 9, 2014)

*10.25	Employment Agreement between Hill-Rom Holdings, Inc. and Steven Strobel, dated October 23, 2014 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K dated October 27, 2014)

10.26
Credit Agreement dated as of September 8, 2015 among Hill-Rom Holdings, Inc., the lenders named therein, and JPMorgan Chase Bank N.A. as Term Loan A agent for the lenders and Goldman Sachs Bank USA as Term Loan B agent for the lenders (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated September 8, 2015)

*10.27
Form of Limited Recapture Agreement between Hill-Rom Holdings, Inc. and certain of its officers, including Named Executive Officers (Incorporated by reference to Exhibit 10.34 filed with the Company’s Form 10-K dated November 20, 2013)

*10.28	Employment Agreement between Hill-Rom Holdings, Inc. and Carlos Alonso-Marum dated March 19, 2015 (Incorporated herein by reference to Exhibit 10.2 to the Form 10-Q dated August 7, 2015)

*10.29	Employment Agreement between Hill-Rom Holdings, Inc. and Kenneth Meyers dated September 23, 2015

*10.30	Employment Agreement between Hill-Rom Holdings, Inc. and Taylor Smith dated November 11, 2013

10.31	FY 2016 Non-Employee Director Compensation Policy

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Extension Labels Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document