Form 10-Q
period 2015-12-31
Hill-Rom Holdings, Inc.
filed 2016-02-01
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2015

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

Common Stock, without par value – 65,316,490 shares as of January 25, 2016.

HILL-ROM HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Quarter Ended December 31
	2015	2014
Net Revenue
Capital sales	$565.1	$373.4
Rental revenue	96.1	91.6
Total revenue	661.2	465.0

Cost of Revenue
Cost of goods sold	323.1	220.5
Rental expenses	47.4	44.6
Total cost of revenue	370.5	265.1

Gross Profit	290.7	199.9

Research and development expenses	33.6	21.8
Selling and administrative expenses	221.2	155.1
Special charges (Note 8)	7.1	3.7

Operating Profit	28.8	19.3

Interest expense	(22.5)	(3.2)
Investment income and other, net	(0.5)	0.9

Income Before Income Taxes	5.8	17.0

Income tax expense (Note 9)	1.5	4.9

Net Income	4.3	12.1

Less: Net loss attributable to noncontrolling interests	(0.5)	-

Net Income Attributable to Common Shareholders	$4.8	$12.1

Net Income Attributable to Common Shareholders
per Common Share - Basic	$0.07	$0.21

Net Income Attributable to Common Shareholders
per Common Share - Diluted	$0.07	$0.21

Dividends per Common Share	$0.1600	$0.1525

Average Common Shares Outstanding - Basic (thousands) (Note 10)	65,217	57,137

Average Common Shares Outstanding - Diluted (thousands) (Note 10)	66,274	58,154

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Quarter Ended December 31
	2015	2014
Net Income	$4.3	$12.1

Other Comprehensive Income (Loss), net of tax (Note 7):

Available-for-sale securities and currency hedges	0.1	(0.4)
Foreign currency translation adjustment	(10.2)	(22.6)
Change in pension and postretirement defined benefit plans	0.7	0.9
Total Other Comprehensive Income (Loss), net of tax	(9.4)	(22.1)

Total Comprehensive Income (Loss)	(5.1)	(10.0)

Less: Comprehensive loss attributable to noncontrolling interests	(0.5)	-

Total Comprehensive Income (Loss) Attributable to Common Shareholders	$(4.6)	$(10.0)

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In millions)
	December 31, 2015	September 30, 2015
ASSETS
Current Assets
Cash and cash equivalents	$174.4	$192.8
Trade accounts receivable, net of allowances (Note 2)	460.6	494.7
Inventories (Note 2)	248.9	267.4
Deferred income taxes (Notes 1 and 9)	-	77.0
Other current assets	105.4	109.1
Total current assets	989.3	1,141.0

Property, plant and equipment, net (Note 2)	375.3	378.4
Goodwill (Note 4)	1,607.8	1,610.5
Software and other intangible assets, net (Note 2)	1,221.6	1,247.7
Deferred income taxes (Notes 1 and 9)	26.1	21.6
Other assets	51.5	58.4
Total Assets	$4,271.6	$4,457.6

LIABILITIES
Current Liabilities
Trade accounts payable	$114.7	$136.3
Short-term borrowings (Note 5)	64.4	58.0
Accrued compensation	99.5	171.8
Accrued product warranties (Note 12)	32.7	32.1
Accrued rebates	39.6	33.7
Other current liabilities	142.5	146.9
Total current liabilities	493.4	578.8

Long-term debt (Note 5)	2,136.2	2,175.2
Accrued pension and postretirement benefits (Note 6)	118.6	118.8
Deferred income taxes (Notes 1 and 9)	332.6	380.6
Other long-term liabilities	44.6	47.3
Total Liabilities	3,125.4	3,300.7

Commitments and Contingencies (Note 14)

SHAREHOLDERS' EQUITY
Common Stock (Note 2)	4.4	4.4
Additional paid-in-capital	563.3	562.0
Retained earnings	1,504.2	1,509.9
Accumulated other comprehensive loss (Note 7)	(150.2)	(140.8)
Treasury stock, at cost (Note 2)	(785.0)	(788.6)
Total Shareholders' Equity Attributable to Common Shareholders	1,136.7	1,146.9
Noncontrolling interests	9.5	10.0
Total Shareholders' Equity	1,146.2	1,156.9
Total Liabilities and Shareholders' Equity	$4,271.6	$4,457.6

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Quarter Ended December 31
	2015	2014
Operating Activities
Net income	$4.3	$12.1
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	23.6	17.3
Amortization	4.3	2.9
Acquisition-related intangible asset amortization	24.2	8.1
Provision for deferred income taxes	22.3	0.3
Loss (gain) on disposal of property, equipment leased to others,
intangible assets, and impairments	0.7	(0.3)
Stock compensation	5.0	4.7
Excess tax benefits from employee stock plans	(1.0)	(1.0)
Change in working capital excluding cash, current debt,
acquisitions and dispositions:
Trade accounts receivable	31.6	36.1
Inventories	17.4	4.3
Other current assets	3.5	(3.2)
Trade accounts payable	(23.8)	(16.0)
Accrued expenses and other liabilities	(66.1)	(30.6)
Other, net	0.2	(3.7)
Net cash provided by operating activities	46.2	31.0

Investing Activities
Capital expenditures and purchases of intangible assets	(17.7)	(44.9)
Proceeds on sale of property and equipment leased to others	0.3	0.5
Net cash used in investing activities	(17.4)	(44.4)

Financing Activities
Net change in short-term debt	-	(0.7)
Borrowings on revolving credit facility	-	95.0
Payment of long-term debt	(34.5)	(3.8)
Purchase of noncontrolling interest of former joint venture	(0.4)	(1.0)
Payment of cash dividends	(10.4)	(8.6)
Proceeds on exercise of stock options	0.7	4.7
Proceeds from stock issuance	0.8	0.7
Excess tax benefits from employee stock plans	1.0	1.0
Treasury stock acquired	(2.8)	(56.9)
Net cash provided by (used in) financing activities	(45.6)	30.4

Effect of exchange rate changes on cash	(1.6)	(2.6)

Net Cash Flows	(18.4)	14.4

Cash and Cash Equivalents:
At beginning of period	192.8	99.3
At end of period	$174.4	$113.7

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions except per share data)

1.  Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Unless the context otherwise requires, the terms “Hill-Rom,” “the Company,” “we,” “our,” and “us” refer to Hill-Rom Holdings, Inc. and its wholly-owned subsidiaries. The unaudited Condensed Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in Hill-Rom’s latest Annual Report on Form 10-K for the fiscal year ended September 30, 2015 (“2015 Form 10-K”) as filed with the United States (“U.S.”) Securities and Exchange Commission. The September 30, 2015 Condensed Consolidated Balance Sheet was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. In the opinion of management, the Condensed Consolidated Financial Statements herein include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the interim periods presented. Quarterly results are not necessarily indicative of annual results.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires the Company’s management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the period. Actual results could differ from those estimates. Examples of such estimates include income taxes (Notes 1 and 9), accounts receivable reserves (Note 2), accrued warranties (Note 12), the impairment of intangibles and goodwill (Note 4), use of the spot yield curve approach for pension expense (Note 6), and commitments and contingencies (Note 14), among others.

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

Income Taxes

Hill-Rom and its eligible domestic subsidiaries file a consolidated U.S. income tax return. Foreign operations file income tax returns in a number of jurisdictions. Deferred income taxes are computed using an asset and liability approach to reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. We have a variety of deferred tax assets in numerous tax jurisdictions. These deferred tax assets are subject to periodic assessment as to recoverability. If it is determined that it is more likely than not that the benefits will not be realized, valuation allowances are recognized. In evaluating whether it is more likely than not that we would recover these deferred tax assets, future taxable income, the reversal of existing temporary differences and tax planning strategies are considered.

As of December 31, 2015, we had $40.3 million of valuation allowances on deferred tax assets, on a tax-effected basis, primarily related to foreign operating loss carryforwards and other tax attributes. We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), “Balance Sheet Classification of Deferred Taxes.” The amendments in this update simplify the presentation of deferred income taxes by requiring deferred tax assets and liabilities to be classified as noncurrent in a classified balance sheet. As permitted, the Company elected to early-adopt this standard in the first quarter of fiscal 2016 on a prospective basis. Prior period amounts were not retrospectively adjusted for the impacts of this ASU.

Except as noted above, there have been no significant changes to our assessment of the impact of recently issued accounting standards included in Note 1 of Notes to Consolidated Financial Statements in our Fiscal 2015 Form 10-K.

2.  Supplementary Balance Sheet Information

	December 31, 2015	September 30, 2015

Allowance for possible losses and discounts on trade receivables	$26.5	$26.0

Inventories:
Finished products	$119.9	$133.2
Raw materials and work in process	129.0	134.2
Total inventory	$248.9	$267.4

Accumulated depreciation of property, plant and equipment	$610.9	$598.0

Accumulated amortization of software and other intangible assets	$324.3	$304.4

Preferred stock, without par value:
Shares authorized	1,000,000	1,000,000
Shares issued	None	None

Common stock, without par value:
Shares authorized	199,000,000	199,000,000
Shares issued	88,457,634	88,457,634
Shares outstanding	65,299,252	65,165,896

Treasury shares	23,158,382	23,291,738

3. Acquisitions

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

The cash portion of the consideration is preliminary and subject to adjustment for various true-up provisions as described in the terms of the merger agreement. The transaction was funded with new borrowings, including $1.8 billion in term loans and $425.0 million of senior notes issued in a private placement debt offering. Funds from this new financing were also used to retire pre-existing debt. Refer to Note 5 for additional information regarding our debt obligations.

The following summarizes the fair value of assets acquired and liabilities assumed at the date of the acquisition. During the first quarter of 2016, we made certain adjustments to the opening balance sheet as of the acquisition date which were insignificant. These results are preliminary and subject to normal true-up provisions in the purchase agreement and other fair value adjustments.

Amount

Trade receivables	$63.2
Inventory	110.5
Other current assets	52.7
Current deferred income taxes	27.3
Property, plant, and equipment	93.2
Goodwill	1,203.5
Trade name (indefinite life)	434.0
Customer relationships (12-year useful life)	516.8
Developed technology (7-year weighted average useful life)	54.0
Other intangibles	19.9
Other noncurrent assets	30.3
Current liabilities	(161.5)
Noncurrent deferred income taxes	(368.9)
Other noncurrent liabilities	(25.1)
Total purchase price, net of cash acquired	$2,049.9

Fair value of common stock issued	$416.3
Cash payment, net of cash acquired	1,633.6
Total consideration	$2,049.9

Goodwill from the Welch Allyn acquisition, which is not deductible for tax purposes, is primarily due to enhanced customer relevance and a stronger competitive position resulting from the business combination, including a complementary commercial position, product portfolio, and enhanced synergies. Welch Allyn is reported as its own reportable segment for the quarter ended December 31, 2015.

Our total revenue on an unaudited pro forma basis, as if the Welch Allyn acquisition had been consummated at the beginning of our 2014 fiscal year, would have been higher by approximately $190 million for the quarter ended December 31, 2014. On the same unaudited pro forma basis, our net income would have been lower by approximately $8 million for the quarter ended December 31, 2014. Pro forma net income is adversely impacted by significant costs related to the transaction including financing costs and purchase price accounting, including the effects of amortization of acquisition-related intangibles. These results are not indicative of expected future performance.

The unaudited pro forma results are based on the Company’s historical financial statements and those of the Welch Allyn business and do not necessarily indicate the results of operations that would have resulted had the acquisition been completed at the beginning of the comparable period presented and are not indicative of the results of operations in future periods.

4.  Goodwill and Indefinite-Lived Intangible Assets

The following summarizes goodwill activity by reportable segment:

	North America	Surgical and Respiratory Care	International	Welch Allyn	Total
Balances at September 30, 2015:
Goodwill	$390.6	$343.8	$145.4	$1,203.5	$2,083.3
Accumulated impairment losses	(358.1)	-	(114.7)	-	(472.8)
Goodwill, net at September 30, 2015	32.5	343.8	30.7	1,203.5	1,610.5

Changes in Goodwill during the period:
Goodwill related to acquisitions	-	-	-	-	-
Currency translation effect	-	(2.1)	(0.6)	-	(2.7)

Balances at December 31, 2015:
Goodwill	390.6	341.7	144.8	1,203.5	2,080.6
Accumulated impairment losses	(358.1)	-	(114.7)	-	(472.8)
Goodwill, net at December 31, 2015	$32.5	$341.7	$30.1	$1,203.5	$1,607.8

5.  Financing Agreements

Total debt consists of the following:

	December 31, 2015	September 30, 2015
Current portion of long-term debt	$64.4	$58.0
Senior secured Term Loan A, long-term portion	914.1	931.7
Senior secured Term Loan B, long-term portion	756.8	778.3
Senior unsecured 5.75% notes due on September 1, 2023	418.4	418.2
Unsecured 7.00% debentures due on February 15, 2024	13.7	13.8
Unsecured 6.75% debentures due on December 15, 2027	29.6	29.6
Other	3.6	3.6
Total debt	2,200.6	2,233.2
Less current portion of debt	64.4	58.0
Total long-term debt	$2,136.2	$2,175.2

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

The TLA Facility, TLB Facility, and Revolving Credit Facility (collectively, the “Senior Secured Credit Facilities”) all bear interest at variable rates which are currently less than 4.0 percent. These interest rates are based primarily on the London Interbank Offered Rate (LIBOR), but under certain conditions could also be based on the U.S. Federal Funds Rate or the U.S. Prime Rate, at the Company’s option. The TLA Facility and TLB Facility have required principal payments. The TLA Facility requires minimum principal payments of $50.0 million in fiscal 2016, $75.0 million in fiscal 2017, and $100.0 million annually thereafter, with the remaining unpaid principal balance due at maturity. The TLB Facility requires annual principal payments of $8.0 million with the remaining unpaid principal balance due at maturity. We will be able to voluntarily prepay outstanding loans under the TLA Facility and the TLB Facility at any time. During the quarter ended December 31, 2015, we made a voluntary prepayment of $20.0 million on the TLB Facility.

At December 31, 2015, there were no borrowings on the Revolving Credit Facility, but available borrowing capacity was $492.1 million after giving effect to $7.9 million of outstanding standby letters of credit. The availability of borrowings under our Revolving Credit Facility is subject to our ability at the time of borrowing to meet certain specified conditions, including compliance with covenants contained in the governing credit agreement.

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

The Senior Notes bear interest at a fixed rate of 5.75 percent annually. These notes were issued at par in a private placement offering and are not registered securities on any public market. All of the Senior Notes are outstanding as of December 31, 2015. We are not required to make any mandatory redemption or sinking fund payments with respect to the Notes, other than in certain circumstances such as a change in control or material sale of assets. We may redeem the notes prior to maturity, but doing so prior to September 1, 2021 would require payment of a premium on any amounts redeemed, the amount of which varies based on the timing of the redemption. The indenture governing the Senior Notes contains certain covenants which impose limitations on the amount of dividends we may pay and the amount of common shares we may repurchase in the open market, but we do not expect these covenants to affect our current dividend policy or open share repurchase program. The terms of this indenture also impose certain restrictions on the amount and type of additional indebtedness we may obtain in the future, as well as the types of liens and guarantees we may provide.

We are in compliance with all financial covenants as of December 31, 2015.

As of December 31, 2015, unamortized debt issuance costs of $37.2 million have been recorded as a reduction of the carrying value of the related debt, compared to $39.1 million at September 30, 2015. In addition, $8.9 million of costs attributable to the Revolving Credit Facility are recorded as a component of other long-term assets on the Condensed Consolidated Balance Sheets as of December 31, 2015, compared with $9.4 million as of September 30, 2015. These costs will amortize into interest expense over the terms of the related credit facilities.

Unsecured debentures outstanding at December 31, 2015 and September 30, 2015 have fixed rates of interest. We have deferred gains included in the amounts above from the termination of previous interest rate swap agreements, and those deferred gains amounted to less than $1.0 million at both December 31, 2015 and September 30, 2015. The deferred gains on the termination of the swaps are being amortized and recognized as a reduction of interest expense over the remaining term of the related debt, and as a result, the effective interest rates on that debt have been and will continue to be lower than the stated interest rates on the debt.

From August 2012 through April 2015, we had a credit facility that provided for revolving loans of up to $500.0 million, plus a term loan in the aggregate amount of $200.0 million. A portion of the proceeds from the issuance of the Senior Secured Credit Facility and the Senior Notes in September 2015 was used to fully repay the previously outstanding credit facility, which is now terminated.

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The book values of our short-term debt instruments approximate fair value. The estimated fair values of our long-term debt instruments are described in the table below:

	December 31, 2015	September 30, 2015
Senior secured Term Loan A	$955.1	$990.7
Senior secured Term Loan B	725.5	780.7
Senior unsecured 5.75% notes due on September 1, 2023	433.5	428.4
Unsecured debentures	44.1	43.4
Total debt	$2,158.2	$2,243.2

The estimated fair values of our long-term unsecured debentures were based on observable inputs such as quoted prices in markets that are not active. The estimated fair values of our term loans and the Senior Notes were based on quoted prices for similar liabilities. These fair value measurements were classified as Level 2, as described in Note 1.

6.  Retirement and Postretirement Plans

We sponsor five defined benefit retirement plans. Those plans include: a master defined benefit retirement plan, a nonqualified supplemental executive defined benefit retirement plan, and three defined benefit retirement plans covering employees in Germany and France. Benefits for such plans are based primarily on years of service and the employee’s level of compensation during specific periods of employment. We contribute funds to trusts as necessary to provide for current service and for any unfunded projected future benefit obligation over a reasonable period of time. All of our plans have a September 30 measurement date. The following table details the components of net pension expense for our defined benefit retirement plans.

	Quarter Ended December 31
	2015	2014
Service cost	$1.3	$1.4
Interest cost	2.7	3.7
Expected return on plan assets	(3.3)	(4.3)
Amortization of unrecognized prior service cost, net	0.1	0.1
Amortization of net loss	1.1	1.4
Net pension expense	$1.9	$2.3

Beginning in fiscal 2016, we elected to change the method we use to estimate the service and interest cost components of net periodic benefit cost for our defined benefit pension plans to a spot yield curve approach. Previously, we estimated the service and interest cost components of pension expense using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. Under the new approach, we will apply discounting using individual spot rates from a yield curve composed of the rates of return on several hundred high-quality, fixed income corporate bonds available at the measurement date. These spot rates align to each of the projected benefit obligations and service cost cash flows. The service cost component relates to the active participants in the plan, so the relevant cash flows on which to apply the yield curve are considerably longer in duration on average than the total projected benefit obligation cash flows, which also include benefit payments to retirees. Interest cost is computed by multiplying each spot rate by the corresponding discounted projected benefit obligation cash flows. The spot yield curve approach reduces any actuarial gains and losses based upon interest rate expectations (e.g., built-in gains in interest cost in an upward sloping yield curve scenario), or gains and losses merely resulting from the timing and magnitude of cash outflows associated with our benefit obligations. The change does not affect the measurement of the total benefit obligations as the change in service and interest costs offsets in the actuarial gains and losses recorded in other comprehensive income.

We are making this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a better measurement of service and interest costs. This change is considered a change in estimate and is accounted for on a prospective basis starting in fiscal year 2016.

In addition to defined benefit retirement plans, we also offer two domestic postretirement health care plans, one of which was assumed in the acquisition of Welch Allyn, that provide health care benefits to qualified retirees and their dependents. The plans are closed to new participants and include retiree cost sharing provisions. Annual costs related to these plans are not significant.

We have defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees. The general purpose of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings. Company contributions to the plans are based on eligibility and employee contributions. Expense under these plans was $6.1 million and $4.2 million in each of the quarterly periods ended December 31, 2015 and 2014.

7.  Other Comprehensive Income

The following table represents the changes in accumulated other comprehensive loss by component:

	Quarter Ended December 31, 2015
	Other comprehensive income (loss)					Accumulated other comprehensive loss
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Available-for-sale securities and currency hedges	$0.2	$-	$0.2	$(0.1)	$0.1	$-	$0.1	$0.1
Foreign currency translation adjustment	(10.2)	-	(10.2)	-	(10.2)	(92.8)	(10.2)	(103.0)
Change in pension and postretirement defined benefit plans	-	1.1	1.1	(0.4)	0.7	(48.0)	0.7	(47.3)
Total	$(10.0)	$1.1	$(8.9)	$(0.5)	$(9.4)	$(140.8)	$(9.4)	$(150.2)

	Quarter Ended December 31, 2014
	Other comprehensive income					Accumulated other comprehensive loss
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Available-for-sale securities and currency hedges	$(0.6)	$-	$(0.6)	$0.2	$(0.4)	$-	$(0.4)	$(0.4)
Foreign currency translation adjustment	(22.6)	-	(22.6)	-	(22.6)	(34.2)	(22.6)	(56.8)
Change in pension and postretirement defined benefit plans	0.1	1.3	1.4	(0.5)	0.9	(39.9)	0.9	(39.0)
Total	$(23.1)	$1.3	$(21.8)	$(0.3)	$(22.1)	$(74.1)	$(22.1)	$(96.2)

The following table represents the items reclassified out of accumulated other comprehensive loss and the related tax effects:

	Quarter Ended December 31
	2015			2014
	Amount reclassified	Tax effect	Net of tax	Amount reclassified	Tax effect	Net of tax
Change in pension and postretirement defined benefit plans (a)	$1.1	$(0.4)	$0.7	$1.3	$(0.5)	$0.8

(a) Reclassified from accumulated other comprehensive loss into cost of goods sold and selling and administrative expenses.  These components are included in the computation of net periodic pension expense.

8.  Special Charges

We recognized special charges of $7.1 million and $3.7 million for the quarters ended December 31, 2015 and December 31, 2014, respectively, related to various organizational changes implemented to improve our business alignment and cost structure. These charges are summarized below.

Welch Allyn Integration
In conjunction with the acquisition of Welch Allyn in September 2015, we initiated plans to realign our business structure to facilitate the integration, take full advantage of available synergies, and position our existing businesses to capitalize on opportunities for growth. Immediately after the acquisition was completed, we eliminated approximately 100 positions in Welch Allyn’s corporate support and administrative functions. We recorded special charges of $14.4 million in the fourth quarter of fiscal 2015 related to this action and as many of the affected employees were required to continue service for a specified period of time, additional amounts were expected to be incurred through the second quarter of fiscal 2016. During the first quarter of fiscal 2016, we incurred additional charges of approximately $3.5 million related to this action, along with an additional $1.0 million of severance and benefit costs related to other integration activities. We expect additional severance costs of up to $2 million to be recorded in the second quarter of fiscal 2016 related to the Welch Allyn redundancies, at which time all service obligations are expected to be fulfilled. We are continuing to evaluate additional actions related to integration and business realignment and expect additional special charges to be incurred, however, it is not practical at this time to estimate the amount of these future expected costs.

Site Consolidation
In the third quarter of fiscal 2015, we initiated a plan to streamline our operations and simplify our supply chain by consolidating certain manufacturing and distribution operations. As part of this action, we announced the closure of sites in Redditch, England and Charleston, South Carolina. Upon closure, each site’s operations will either be relocated to other existing Company facilities or outsourced to third-party suppliers. During fiscal 2015, we recorded severance and benefit charges of $2.7 million for approximately 160 employees to be displaced by the closures, as well as $1.8 million of other related costs. During the first quarter of fiscal 2016, we recorded a net reversal of previously recorded severance and benefit charges of $0.2 million and recognized other related costs of $1.7 million related to these actions. We expect to incur approximately $1 million to $2 million of additional charges in fiscal 2016 for personnel costs and site closure expenses related to these actions, at which time such actions will be complete. The Company is continuing to evaluate its facilities footprint and additional costs are likely to be incurred with respect to other actions in the future, however, it is not practical to estimate the amount of these future expected costs until such time as the evaluations are complete.

Global Transformation
During the second quarter of fiscal 2014, we announced a global restructuring program focused on improving our cost structure. The domestic portion of this action is now complete. Part of this program included reducing our European manufacturing capacity and streamlining our global operations by, among other things, executing a back office process transformation program in Europe. The restructuring in Europe is in process and, for the first quarter of fiscal 2016, resulted in charges of $1.1 million for legal and professional fees, temporary labor, project management, and other administrative functions. These amounts compare to charges of $3.7 million in the prior year’s first quarter. Since the inception of the global restructuring program through December 31, 2015, we have recognized aggregate special charges of $38.7 million. We expect to incur $4 million to $8 million of additional European restructuring costs through the completion of the program.

For all accrued severance and other benefit charges described above, we record restructuring reserves within other current liabilities. The reserve activity for severance and other benefits during fiscal 2016 was as follows:

Balance at September 30, 2015	$24.3
Expenses	4.6
Cash Payments	(11.8)
Reversals	(0.3)
Balance at December 31, 2015	$16.8

9.  Income Taxes

On December 18, 2015, the President signed into law a combined tax and government funding bill (H.R. 2029). The tax portion of the bill, the Protecting Americans from Tax Hikes Act (the PATH Act), extended and made permanent several lapsed business incentives that impact the Company including the extension of bonus depreciation as well as the retroactive and permanent extension of the research tax credit. The research credit had previously expired effective December 31, 2014.

The effective tax rate for the three-month period ended December 31, 2015 was 25.9 percent compared to 28.8 percent for the comparable period in the prior year. The lower tax rate in the current period is primarily due to the difference in period tax benefits recognized for each period, both of which included the retroactive reinstatement of the research tax credit. Absent the discrete tax benefits, the current year rate would have been higher as a result of the geographic mix of income, along with losses incurred in select foreign jurisdictions for which no tax benefit could be recognized.

We expect the tax incentives extended as part of the PATH Act, primarily the reinstatement of the research tax credit, to favorably impact income tax expense for fiscal 2016 by approximately $4.0 million through a combination of a one-time catch-up adjustment from the reinstatement of the credit recorded in our first quarter of fiscal 2016 and the inclusion of the full-year research credit into the fiscal 2016 effective tax rate.

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

Earnings per share are calculated as follows (share information in thousands):

	Quarter Ended December 31
	2015	2014

Net income attributable to common shareholders	$4.8	$12.1

Average shares outstanding - Basic	65,217	57,137
Add potential effect of exercise of stock options
and other unvested equity awards	1,057	1,017
Average shares outstanding - Diluted	66,274	58,154

Net income attributable to common shareholders per common share - Basic	$0.07	$0.21

Net income attributable to common shareholders per common share - Diluted	$0.07	$0.21

Shares with anti-dilutive effect excluded from the computation of Diluted EPS	453	461

11.  Common Stock

The stock-based compensation cost that was charged against income, net of tax, for all plans was $3.2 million for the quarterly period ended December 31, 2015 and $3.0 million for the comparable prior year period.

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

A reconciliation of changes in the warranty reserve for the periods covered in this report is as follows:

	Quarter Ended December 31
	2015	2014

Balance at beginning of period	$32.1	$28.4
Provision for warranties during the period	6.0	2.9
Warranty reserves acquired	-	1.1
Warranty claims during the period	(5.4)	(4.4)
Balance at end of period	$32.7	$28.0

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

13.  Segment Reporting

We disclose segment information that is consistent with the way in which management operated and viewed the business. Our operating structure consisted of the following reporting segments:

•	North America – sells and rents our patient support and near-patient technologies and services, as well as our clinical workflow solutions, in the U.S. and Canada.

•	Surgical and Respiratory Care – sells and rents our surgical and respiratory care products globally.

•	International – sells and rents similar products as our North America segment in regions outside of the U.S. and Canada.

•	Welch Allyn – globally sells medical diagnostic equipment and a diversified portfolio of devices that assess, diagnose, treat, and manage a wide variety of illnesses and diseases.

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

	Quarter Ended December 31
	2015	2014
Revenue:
North America	$248.9	$225.2
Surgical and Respiratory Care	120.6	126.3
International	93.7	113.5
Welch Allyn	198.0	-
Total revenue	$661.2	$465.0

Divisional income (loss):
North America	$50.7	$38.5
Surgical and Respiratory Care	13.3	19.4
International	(4.3)	2.8
Welch Allyn	48.8	-

Other operating costs:
Non-allocated operating costs, administrative costs, and other	72.6	37.7
Special charges	7.1	3.7
Operating profit	28.8	19.3

Interest expense	(22.5)	(3.2)
Investment income and other, net	(0.5)	0.9
Income before income taxes	$5.8	$17.0

14.  Commitments and Contingencies

General

We are subject to various claims and contingencies arising out of the normal course of business, including those relating to governmental investigations and proceedings, commercial transactions, product liability, employee related matters, antitrust, safety, health, taxes, environmental and other matters.  Litigation is subject to many uncertainties and the outcome of individual litigated matters is not predictable with assurance.  It is possible that some litigation matters for which reserves have not been established could be decided unfavorably to us, and that any such unfavorable decisions could have a material adverse effect on our financial condition, results of operations, and cash flows.

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

Universal Hospital Services, Inc. Litigation

On January 13, 2015, Universal Hospital Services, Inc. filed a complaint against us in the United States District Court for the Western District of Texas. The plaintiff alleges, among other things, that we engaged in certain customer contracting practices in violation of state and federal antitrust laws. The plaintiff also has asserted claims for tortious interference with business relationships. The plaintiff seeks injunctive relief and money damages in an unspecified amount. No trial date has been set. We believe that the allegations are without merit and intend to defend this matter vigorously.

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

Forward-looking statements are not guarantees of future performance, and the Company’s actual results could differ materially from those set forth in any forward-looking statements. For a more in depth discussion of factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in the Company’s previously filed most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2015 (“2015 Form 10-K”) as well as the discussions in this “Management’s Discussion and Analysis”. The Company assumes no obligation to update or revise any forward-looking statements.

Overview

The following discussion and analysis should be read in conjunction with the accompanying interim financial statements and our 2015 Form 10-K.

Hill-Rom Holdings, Inc. (“we,” “us,” or “our”) is a leading global medical technology company with more than 10,000 employees worldwide. We partner with health care providers in more than 100 countries by focusing on patient care solutions that improve clinical and economic outcomes in five core areas: Advancing Mobility, Wound Care and Prevention, Clinical Workflow, Surgical Safety and Efficiency, and Respiratory Health. Around the world, Hill-Rom's people, products, and programs work towards one mission: Enhancing outcomes for patients and their caregivers.

Use of Non-GAAP Financial Measures

The accompanying Condensed Consolidated Financial Statements, including the related notes, are presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”). We provide non-GAAP measures, including adjusted income before taxes, income tax expense, and diluted earnings per share results because we use these measures internally for planning, forecasting, and evaluating the performance of the business.

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

Consolidated Results of Operations

In this section, we provide a high-level overview of our consolidated results of operations. Immediately following this section is a discussion of our results of operations by reportable segment. We disclose segment information that is consistent with the way in which management operated and viewed the business.

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

Net Revenue

					Change at
	Quarter Ended December 31		Change	Currency	Constant
	2015	2014	As Reported	Impact	Currency
Revenue:
Capital sales	$565.1	$373.4	51.3%	$(22.0)	57.2%
Rental revenue	96.1	91.6	4.9%	(1.4)	6.4%
Total Revenue	$661.2	$465.0	42.2%	$(23.4)	47.2%

Capital sales increased 51.3 percent for the quarter ended December 31, 2015 due to the Welch Allyn acquisition, which contributed $198.0 million. Excluding Welch Allyn, capital sales decreased 1.7 percent as reported, but increased 2.5 percent on a constant currency basis. The constant currency increase was driven by higher patient support systems and clinical workflow solutions sales in our North America segment. These increases were partially offset by continued challenges in our International segment, primarily in the Middle East and Latin America as a result of macroeconomic conditions.

Rental revenue increased 4.9 percent, or 6.4 percent on a constant currency basis. This increase was driven by higher volumes in our North America segment as we completed customer conversions under prior year contract wins. These increases were partially offset by decreased International rental revenue resulting from continued volume and pricing pressure in Europe.

Gross Profit

	Quarter Ended December 31		Change
	2015	2014
Gross Profit
Capital	$242.0	$152.9	58.3%
Percent of Related Revenue	42.8%	40.9%

Rental	$48.7	$47.0	3.6%
Percent of Related Revenue	50.7%	51.3%

Total Gross Profit	$290.7	$199.9	45.4%
Percent of Total Revenue	44.0%	43.0%

For the quarter, capital gross profit increased 58.3 percent and gross margin increased 190 basis points. These increases are despite the negative effect of a higher amount of inventory step-up, with $19.5 million related to the Welch Allyn acquisition in the current year compared to $4.8 million for Trumpf in the prior year period. The increase in gross profit was primarily driven by the incremental revenue from Welch Allyn, but was also up approximately 2 percent excluding the acquisition. Excluding the impact of inventory step-up, organic gross margin improved on increased revenue and favorable product mix in our North America segment, as well as manufacturing efficiencies and geographic mix in our Surgical and Respiratory Care segment. These increases were offset by gross margin declines in our International segment, driven by unfavorable geographic mix and overall lower volumes.

Rental gross profit increased 3.6 percent while gross margin decreased 60 basis points. The increase in gross profit was the result of increased rental revenue. Gross margin was favorably impacted by increased volume, favorable product mix, and increased leverage of fleet and field service infrastructure in North America, but these were more than offset by the unfavorable impacts of lower volumes and pricing pressures in International and unfavorable product mix in Respiratory Care.

Other

	Quarter Ended December 31
	2015	2014

Research and development expenses	$33.6	$21.8
Percent of Total Revenue	5.1%	4.%

Selling and administrative expenses	$221.2	$155.1
Percent of Total Revenue	33.5%	33.4%

Special charges	$7.1	$3.7

Interest expense	$(22.5)	$(3.2)
Investment income and other, net	$(0.5)	$0.9

Research and development expenses increased 54.1 percent for the quarter ended December 31, 2015 primarily due to the addition of Welch Allyn spending and additional investment in new product development initiatives in Surgical and Respiratory Care. As a percentage of total revenue, selling and administrative expenses were essentially flat. Selling and administrative expenses for the quarter include acquisition and integration costs and acquisition-related intangible asset amortization of $30.5 million, compared to $12.2 million in the prior year. Excluding these items, as well as $0.5 million of FDA remediation expenses incurred in the prior year, selling and administrative expenses decreased 180 basis points as a percentage of revenue as a result of the favorable cost structure at Welch Allyn.

We recognized special charges of $7.1 million and $3.7 million for the quarters ended December 31, 2015 and December 31, 2014, respectively, related to various organizational changes implemented to improve our business alignment and cost structure. These charges are summarized below.

Welch Allyn Integration
In conjunction with the acquisition of Welch Allyn in September 2015, we initiated plans to realign our business structure to facilitate the integration, take full advantage of available synergies, and position our existing businesses to capitalize on opportunities for growth. Immediately after the acquisition was completed, we eliminated approximately 100 positions in Welch Allyn’s corporate support and administrative functions. We recorded special charges of $14.4 million in the fourth quarter of fiscal 2015 related to this action and as many of the affected employees were required to continue service for a specified period of time, additional amounts were expected to be incurred through the second quarter of fiscal 2016. During the first quarter of fiscal 2016, we incurred additional charges of approximately $3.5 million related to this action, along with an additional $1.0 million of severance and benefit costs related to other integration activities. We expect additional severance costs of up to $2 million to be recorded in the second quarter of fiscal 2016 related to the Welch Allyn redundancies, at which time all service obligations are expected to be fulfilled. We are continuing to evaluate additional actions related to integration and business realignment and expect additional special charges to be incurred, however, it is not practical at this time to estimate the amount of these future expected costs.

Site Consolidation
In the third quarter of fiscal 2015, we initiated a plan to streamline our operations and simplify our supply chain by consolidating certain manufacturing and distribution operations. As part of this action, we announced the closure of sites in Redditch, England and Charleston, South Carolina. Upon closure, each site’s operations will either be relocated to other existing Company facilities or outsourced to third-party suppliers. During fiscal 2015, we recorded severance and benefit charges of $2.7 million for approximately 160 employees to be displaced by the closures, as well as $1.8 million of other related costs. During the first quarter of fiscal 2016, we recorded a net reversal of previously recorded severance and benefit charges of $0.2 million and recognized other related costs of $1.7 million related to these actions. We expect to incur approximately $1 million to $2 million of additional charges in fiscal 2016 for personnel costs and site closure expenses related to these actions, at which time such actions will be complete. The Company is continuing to evaluate its facilities footprint and additional costs are likely to be incurred with respect to other actions in the future, however, it is not practical to estimate the amount of these future expected costs until such time as the evaluations are complete.

Global Transformation
During the second quarter of fiscal 2014, we announced a global restructuring program focused on improving our cost structure. The domestic portion of this action is now complete. Part of this program included reducing our European manufacturing capacity and streamlining our global operations by, among other things, executing a back office process transformation program in Europe. The restructuring in Europe is in process and, for the first quarter of fiscal 2016, resulted in charges of $1.1 million for legal and professional fees, temporary labor, project management, and other administrative functions. These amounts compare to charges of $3.7 million in the prior year’s first quarter. Since the inception of the global restructuring program through December 31, 2015, we have recognized aggregate special charges of $38.7 million. We expect to incur $4 million to $8 million of additional European restructuring costs through the completion of the program.

Interest expense was higher compared with the prior year quarter due to incremental borrowings made in connection with the Welch Allyn acquisition.

GAAP and Adjusted Earnings

Income before income taxes, income tax expense, and earnings attributable to common shareholders per diluted share are summarized in the table below. GAAP amounts are adjusted for certain items to aid management in evaluating the performance of the business.

	Quarter Ended December 31, 2015				Quarter Ended December 31, 2014
(Dollars in millions, except for per share amounts)	Income Before Income Taxes	Income Tax Expense	NCI	Diluted EPS1	Income Before Income Taxes	Income Tax Expense	Diluted EPS

GAAP Earnings	$5.8	$1.5	$(0.5)	$0.07	$17.0	$4.9	$0.21
Adjustments:
Acquisition and integration costs	25.8	7.6	-	0.27	8.9	2.8	0.10
Acquisition-related intangible asset amortization	24.2	8.3	-	0.24	8.1	2.2	0.10
FDA remediation expenses	-	-	-	-	0.5	0.2	0.01
Field corrective actions	1.1	0.2	-	0.01	1.1	0.5	0.01
Special charges	7.1	2.0	-	0.08	3.7	0.2	0.06
Adjusted Earnings	$64.0	$19.6	$(0.5)	$0.68	$39.3	$10.8	$0.49

1 Does not add due to rounding.
NCI = Net loss attributable to noncontrolling interests

On December 18, 2015, the President signed into law a combined tax and government funding bill (H.R. 2029). The tax portion of the bill, the Protecting Americans from Tax Hikes Act (the PATH Act), extended and made permanent several lapsed business incentives that impact the Company, including the extension of bonus depreciation as well as the retroactive and permanent extension of the research tax credit. The research credit had previously expired effective December 31, 2014.

The effective tax rate for the three-month period ended December 31, 2015 was 25.9 percent compared to 28.8 percent for the comparable period in the prior year. The lower tax rate in the current period is primarily due to the difference in period tax benefits recognized for each period, both of which included the retroactive reinstatement of the research tax credit. Absent the discrete tax benefits, the current year rate would have been higher as a result of the geographic mix of income, along with losses incurred in select foreign jurisdictions for which no tax benefit could be recognized.

We expect the tax incentives extended as part of the PATH Act, primarily the reinstatement of the research tax credit, to favorably impact income tax expense for fiscal 2016 by approximately $4.0 million through a combination of a one-time catch-up adjustment from the reinstatement of the credit recorded in our first quarter of fiscal 2016 and the inclusion of the full year research credit into the fiscal 2016 effective tax rate.

The adjusted effective tax rate for the three-month period ended December 31, 2015 was 30.6 percent compared to 27.5 percent for the comparable period in the prior year. The higher rate in fiscal 2016 is due primarily to increased domestic income in the current year following the Welch Allyn acquisition, partially offset by the difference in period tax benefits outlined above.

Net income attributable to common shareholders was $4.8 million for the first quarter ended December 31, 2015 compared to $12.1 million in the prior year period. On an adjusted basis, net income attributable to common shareholders increased $16.4 million, or 57.5 percent. Diluted earnings per share decreased 66.7 percent on a reported basis and increased 38.8 percent on an adjusted basis.

Business Segment Results of Operations

					Change at
	Quarter Ended December 31		Change	Currency	Constant
	2015	2014	As Reported	Impact	Currency
Revenue:
North America	$248.9	$225.2	10.5%	$(1.3)	11.1%
Surgical and Respiratory Care	120.6	126.3	(4.5%)	(6.1)	0.3%
International	93.7	113.5	(17.4%)	(9.8)	(8.8%)
Welch Allyn	198.0	-	N/M	(6.2)	N/M
Total revenue	$661.2	$465.0	42.2%	$(23.4)	47.2%

Divisional income (loss):
North America	$50.7	$38.5	31.7%
Surgical and Respiratory Care	$13.3	$19.4	(31.4%)
International	$(4.3)	$2.8	(253.6%)
Welch Allyn	$48.8	$-	N/M

N/M = Not meaningful

North America

North America revenue increased 10.5 percent for the quarter ended December 31, 2015. Capital sales were up for the quarter by 10.3 percent primarily due to higher patient support systems and clinical workflow solutions sales. Rental revenue increased in the period by 11.1 percent, which is primarily due to increased volumes as we completed customer conversions under prior year contract wins.

North America divisional income increased 31.7 percent for the quarter due primarily to higher gross profit on increased revenue and improved gross margins, along with improved operating leverage as operating expenses were essentially flat. Capital margins improved for the quarter due to higher volume and favorable product mix. Rental margins also increased during the period as a result of increased leverage of our fleet and field service infrastructure due to higher rental revenue.

Surgical and Respiratory Care

Surgical and Respiratory Care revenue decreased 4.5 percent for the quarter ended December 31, 2015 on a reported basis, but was flat on a constant currency basis. Capital sales were up nearly 1 percent on a constant currency basis while rental revenue decreased approximately 2 percent on lower volumes in Respiratory Care.

Surgical and Respiratory Care divisional income decreased on the lower revenue and the resulting lower gross profit, although gross margins improved by 50 basis points over the prior year. Divisional income was also negatively impacted by higher investment in research and development as well as increased sales and marketing investments in expectation of continued growth in this business.

International

International revenue decreased 17.4 percent on a reported basis and 8.8 percent on a constant currency basis for the quarter ended December 31, 2015. Capital sales decreased 17.4 percent on a reported basis and 8.9 percent on a constant currency basis due primarily to softness in the Middle East and Latin America. Sales in these regions tend to fluctuate based on the timing of large tender deals, and the healthcare industry in these regions is facing pressure on capital spending due to regional economic conditions and political pressures. Rental revenue decreased 17.5 percent on a reported basis or 8.3 percent on a constant currency basis, due to continued volume and pricing pressures in Europe.

International divisional income decreased for the quarter, due primarily to lower revenue and the resulting decline in gross profit, accompanied by lower gross margins which were only partially offset by lower operating costs. Capital margins decreased due to reduced leverage of manufacturing costs along with continued pricing pressure and unfavorable geographic mix. Rental margins decreased due to pricing pressures and reduced leverage of our fleet and field service infrastructure on the lower revenue.

Welch Allyn

Welch Allyn revenue and divisional income were $198.0 million and $48.8 million for the quarter, respectively. On an unaudited pro forma basis, revenue increased for the quarter by 3.9 percent, or 7.3 percent on a constant currency basis. These pro forma results do not necessarily indicate the results of operations that would have resulted had the acquisition been completed at the beginning of the comparable period and may not reflect the results of operations in future periods.

Liquidity and Capital Resources

	Quarter Ended December 31
	2015	2014
Cash Flows Provided By (Used In):
Operating activities	$46.2	$31.0
Investing activities	(17.4)	(44.4)
Financing activities	(45.6)	30.4
Effect of exchange rate changes on cash	(1.6)	(2.6)
Increase (Decrease) in Cash and Cash Equivalents	$(18.4)	$14.4

Operating Activities

Cash provided by operating activities during the first quarter of fiscal 2016 was driven primarily by net income, adjusted for the non-cash effects of depreciation, amortization, provision for deferred income taxes, stock compensation expense, and the rollout of inventory step-up from the Welch Allyn acquisition, along with collections of high year-end receivables. These sources of cash were offset by the payout of our performance-based compensation related to our 2015 fiscal year, higher payments on trade payables, and other working capital activities. Cash provided by operating activities increased compared to the prior year primarily due to higher income, as adjusted for non-cash items.

Investing Activities

Cash used in investing activities consists mainly of capital expenditures, which decreased significantly from the prior year. Capital expenditures were higher than normal in the prior year due to investments in our rental fleet to support volume increases from large contract wins.

Financing Activities

Cash used in financing activities during fiscal 2016 consisted mainly of payments of cash dividends and pay-down of long-term debt, including an additional principal payment of $20.0 million above the minimum required principal payments. The net cash used in fiscal 2016 compares to net cash provided by financing activities in fiscal 2015, during which revolving credit facility borrowings exceeded stock repurchases and the payment of dividends.

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

The TLA Facility, TLB Facility, and Revolving Credit Facility (collectively, the “Senior Secured Credit Facilities”) all bear interest at variable rates which are currently less than 4.0 percent. These interest rates are based primarily on the London Interbank Offered Rate (LIBOR), but under certain conditions could also be based on the U.S. Federal Funds Rate or the U.S. Prime Rate, at the Company’s option. The TLA Facility and TLB Facility have required principal payments. The TLA Facility requires minimum principal payments of $50.0 million in fiscal 2016, $75.0 million in fiscal 2017, and $100.0 million annually thereafter, with the remaining unpaid principal balance due at maturity. The TLB Facility requires annual principal payments of $8.0 million with the remaining unpaid principal balance due at maturity. We will be able to voluntarily prepay outstanding loans under the TLA Facility and the TLB Facility at any time. During the quarter ended December 31, 2015, we made a voluntary prepayment of $20.0 million on the TLB Facility.

At December 31, 2015, there were no borrowings on the Revolving Credit Facility, but available borrowing capacity was $492.1 million after giving effect to $7.9 million of outstanding standby letters of credit. The availability of borrowings under our Revolving Credit Facility is subject to our ability at the time of borrowing to meet certain specified conditions, including compliance with covenants contained in the governing credit agreement.

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

The Senior Notes bear interest at a fixed rate of 5.75 percent annually. These notes were issued at par in a private placement offering and are not registered on any public market. All of the Senior Notes are outstanding as of December 31, 2015. We are not required to make any mandatory redemption or sinking fund payments with respect to the Notes, other than in certain circumstances such as a change in control or material sale of assets. We may redeem the notes prior to maturity, but doing so prior to September 1, 2021 would require payment of a premium on any amounts redeemed, the amount of which varies based on the timing of the redemption. The indenture governing the Senior Notes contains certain covenants which impose limitations on the amount of dividends we may pay and the amount of common shares we may repurchase in the open market, but we do not expect these covenants to affect our current dividend policy or open share repurchase program. The terms of this indenture also impose certain restrictions on the amount and type of additional indebtedness we may obtain in the future, as well as the types of liens and guarantees we may provide.

We are in compliance with all financial covenants as of December 31, 2015.

We also have $43.3 million of unsecured debentures outstanding at various fixed interest rates as of December 31, 2015, classified as long-term in the Condensed Consolidated Balance Sheet.

Our primary pension plan invests in a variety of equity and debt securities. At September 30, 2015, our latest measurement date, our pension plans were underfunded by approximately $96.4 million. Based on our current funded status, we currently do not anticipate any contributions to our primary pension plan in fiscal 2016.

We intend to continue to pay quarterly cash dividends comparable to those paid in the periods covered by these financial statements. However, the declaration and payment of dividends by us will be subject to the sole discretion of our Board and will depend upon many factors, including our financial condition, earnings, capital requirements, covenants associated with debt obligations, legal requirements, and other factors deemed relevant by our Board.

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

As of December 31, 2015, $64.7 million of shares remain available for purchase under a $190 million share repurchase program approved by the Board of Directors in September 2013, which does not have an expiration date. Repurchases may be made on the open market or via private transactions, and are used for general business purposes. There are no plans to terminate this program in the future, but with the acquisition of Welch Allyn and the increased borrowings obtained to finance the transaction, we will suspend our share repurchase activity temporarily to focus on deleveraging.

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

As of December 31, 2015, approximately 63 percent of the Company’s cash and cash equivalents are held by our subsidiaries in foreign countries. Portions of this may be subject to U.S. income taxation if repatriated to the U.S. However, cash and cash equivalents held by foreign subsidiaries are largely used for operating needs outside the U.S. Therefore, we have no need to repatriate this cash for other uses. We believe that cash on hand and generated from operations, along with amounts available under our credit facility, will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations.

Contractual Obligations and Contingent Liabilities and Commitments

There have not been any significant changes since September 30, 2015 impacting our contractual obligations and contingent liabilities and commitments.

Critical Accounting Policies

Our accounting policies require management to make significant estimates and assumptions using information available at the time the estimates are made. Such estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenue, and expenses. If future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be affected. A detailed description of our accounting policies is included in Note 1 of Notes to Consolidated Financial Statements and the Critical Accounting Policies Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Fiscal 2015 Form 10-K. Except for the change to use the spot yield curve approach to estimate pension expense, which is disclosed in Note 6 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q, there have been no material changes to such policies since September 30, 2015.

For a further summary of certain accounting policies and estimates and recently issued accounting pronouncements applicable to us, see Note 1 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to various market risks, including fluctuations in interest rates, collection risk associated with our accounts and notes receivable portfolio and variability in currency exchange rates. We have established policies, procedures, and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.

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

Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions. At December 31, 2015, the notional amount of open foreign exchange contracts was $5.1 million. The maximum length of time over which we hedge transaction exposures is 15 months. Derivative gains/(losses), initially reported as a component of Accumulated Other Comprehensive Loss, are reclassified to earnings in the period when the transaction affects earnings.

We are exposed to market risk from fluctuations in interest rates. The Company sometimes manages its exposure to interest rate fluctuations through the use of interest rate swaps (cash flow hedges). As of December 31, 2015, we did not have any outstanding interest rate swaps.

For additional information on market risks related to our pension plan assets, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2015 Form 10-K.

Item 4.     CONTROLS AND PROCEDURES

Our management, with the supervision and participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2015.

During the first quarter of fiscal 2016, we transitioned certain transaction processing functions at Trumpf Germany to a new enterprise resource planning (“ERP”) system. We are continuing to operate under the previously existing control structure until the controls surrounding the new ERP system can be validated.

There have been no other changes to our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As stated in our most recent Annual Report on Form 10-K, we completed the acquisition of Welch Allyn during our fiscal year 2015. Management considers this transaction to be material to our consolidated financial statements and believes that the internal controls and procedures of Welch Allyn have a material effect on our internal control over financial reporting. We are currently in the process of incorporating the internal controls and procedures of Welch Allyn into our internal controls over financial reporting and extending our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include Welch Allyn. We will report on our assessment of the consolidated operations within the time period provided by the Act and the applicable SEC rules and regulations concerning business combinations.

PART II - OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

Refer to Note 14 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information on our legal proceedings.

Item 1A.   RISK FACTORS

For information regarding the risks we face, see the discussion under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2015. There have been no material changes to the risk factors described in that report.

Item 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			Total Number	Approximate
			of Shares	Dollar Value
	Total		Purchased as	of Shares That
	Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under
Period	Purchased (1)	per Share	Programs (2)	the Programs (2)

October 1, 2015 - October 31, 2015	810	$52.46	-	$64.7
November 1, 2015 - November 30, 2015	52,490	$51.36	-	$64.7
December 1, 2015 - December 31, 2015	229	$51.33	-	$64.7
Total	53,529	$51.38	-	$64.7

(1)
Shares purchased during the quarter ended December 31, 2015 were in connection with the share repurchase program discussed below as well as employee payroll tax withholding for restricted and deferred stock distributions.

(2)
In September 2013, the Board approved an expansion of its previously announced share repurchase authorization to a total of $190.0 million. As of December 31, 2015, a cumulative total of $125.3 million has been used under this existing authorization. The plan does not have an expiration date and currently there are no plans to terminate this program in the future.

Item 6.       EXHIBITS

A.	Exhibits

10.1	Employment Agreement between Hill-Rom Holdings, Inc. and Deborah Rasin dated November 6, 2015

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Extension Labels Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILL-ROM HOLDINGS, INC.
(Registrant)

DATE: February 1, 2016	By:	/s/ Steven J. Strobel
	Name: Title:	Steven J. Strobel Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)