Form 10-Q
period 2016-03-31
Hill-Rom Holdings, Inc.
filed 2016-04-29
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016

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

Common Stock, without par value – 65,382,880 shares as of April 21, 2016.

HILL-ROM HOLDINGS, INC.

INDEX TO FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Quarter Ended March 31		Year to Date Ended March 31
	2016	2015	2016	2015
Net Revenue
Product sales and service	$529.3	$375.7	$1,094.4	$749.1
Rental revenue	103.3	99.1	199.4	190.7
Total revenue	632.6	474.8	1,293.8	939.8

Cost of Revenue
Cost of goods sold	279.3	213.9	602.4	434.4
Rental expenses	49.1	46.7	96.5	91.3
Total cost of revenue	328.4	260.6	698.9	525.7

Gross Profit	304.2	214.2	594.9	414.1

Research and development expenses	34.3	22.2	67.9	44.0
Selling and administrative expenses	209.4	149.9	430.6	305.0
Special charges (Note 8)	10.7	3.8	17.8	7.5

Operating Profit	49.8	38.3	78.6	57.6

Interest expense	(22.7)	(3.0)	(45.2)	(6.2)
Investment income and other, net	1.0	1.3	0.5	2.2

Income Before Income Taxes	28.1	36.6	33.9	53.6

Income tax expense (Note 9)	6.0	10.5	7.5	15.4

Net Income	22.1	26.1	26.4	38.2

Less: Net loss attributable to noncontrolling interests	(0.2)	-	(0.7)	-

Net Income Attributable to Common Shareholders	$22.3	$26.1	$27.1	$38.2

Net Income Attributable to Common Shareholders
per Common Share - Basic	$0.34	$0.46	$0.41	$0.67

Net Income Attributable to Common Shareholders
per Common Share - Diluted	$0.33	$0.45	$0.41	$0.66

Dividends per Common Share	$0.1700	$0.1600	$0.3300	$0.3125

Average Common Shares Outstanding - Basic (thousands) (Note 10)	65,331	56,544	65,264	56,841

Average Common Shares Outstanding - Diluted (thousands) (Note 10)	66,382	57,610	66,364	57,894

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Quarter Ended March 31		Year to Date Ended March 31
	2016	2015	2016	2015
Net Income	$22.1	$26.1	$26.4	$38.2

Other Comprehensive Income (Loss), net of tax (Note 7):

Available-for-sale securities and hedges	(1.8)	(0.2)	(1.7)	(0.6)
Foreign currency translation adjustment	12.6	(48.0)	2.4	(70.6)
Change in pension and postretirement defined benefit plans	0.6	0.9	1.3	1.8
Total Other Comprehensive Income (Loss), net of tax	11.4	(47.3)	2.0	(69.4)

Total Comprehensive Income (Loss)	33.5	(21.2)	28.4	(31.2)

Less: Comprehensive loss attributable to noncontrolling interests	(0.2)	-	(0.7)	-

Total Comprehensive Income (Loss) Attributable to Common Shareholders	$33.7	$(21.2)	$29.1	$(31.2)

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In millions)

	March 31, 2016	September 30, 2015
ASSETS
Current Assets
Cash and cash equivalents	$157.6	$192.8
Trade accounts receivable, net of allowances (Note 2)	467.4	494.7
Inventories (Note 2)	256.5	267.4
Deferred income taxes (Notes 1 and 9)	-	77.0
Other current assets	102.3	109.1
Total current assets	983.8	1,141.0

Property, plant and equipment, net (Note 2)	372.6	378.4
Goodwill (Note 4)	1,613.8	1,610.5
Software and other intangible assets, net (Note 2)	1,200.3	1,247.7
Deferred income taxes (Notes 1 and 9)	27.1	21.6
Other assets	45.0	58.4
Total Assets	$4,242.6	$4,457.6

LIABILITIES
Current Liabilities
Trade accounts payable	$118.9	$136.3
Short-term borrowings (Note 5)	90.6	58.0
Accrued compensation	87.9	171.8
Accrued product warranties (Note 12)	28.8	32.1
Accrued rebates	31.9	33.7
Other current liabilities	133.5	146.9
Total current liabilities	491.6	578.8

Long-term debt (Note 5)	2,087.3	2,175.2
Accrued pension and postretirement benefits (Note 6)	119.6	118.8
Deferred income taxes (Notes 1 and 9)	324.6	380.6
Other long-term liabilities	42.0	47.3
Total Liabilities	3,065.1	3,300.7

Commitments and Contingencies (Note 14)

SHAREHOLDERS' EQUITY
Common Stock (Note 2)	4.4	4.4
Additional paid-in-capital	569.9	562.0
Retained earnings	1,515.2	1,509.9
Accumulated other comprehensive loss (Note 7)	(138.8)	(140.8)
Treasury stock, at cost (Note 2)	(782.5)	(788.6)
Total Shareholders' Equity Attributable to Common Shareholders	1,168.2	1,146.9
Noncontrolling interests	9.3	10.0
Total Shareholders' Equity	1,177.5	1,156.9
Total Liabilities and Shareholders' Equity	$4,242.6	$4,457.6

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Year to Date Ended March 31
	2016	2015
Operating Activities
Net income	$26.4	$38.2
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	46.9	34.9
Amortization	8.5	5.5
Acquisition-related intangible asset amortization	48.0	15.7
Provision for deferred income taxes	14.9	(6.2)
Loss (gain) on disposal of property, equipment leased to others,
intangible assets, and impairments	1.5	(0.2)
Stock compensation	12.1	9.9
Excess tax benefits from employee stock plans	(1.1)	(1.4)
Change in working capital excluding cash, current debt,
acquisitions and dispositions:
Trade accounts receivable	28.9	22.6
Inventories	12.0	(3.9)
Other current assets	6.8	(2.8)
Trade accounts payable	(15.0)	(16.6)
Accrued expenses and other liabilities	(102.9)	(9.4)
Other, net	0.5	0.8
Net cash provided by operating activities	87.5	87.1

Investing Activities
Capital expenditures and purchases of intangible assets	(46.4)	(80.3)
Proceeds on sale of property and equipment leased to others	0.4	0.9
Payment for acquisition of businesses, net of cash acquired	-	(2.7)
Other	2.4	(4.8)
Net cash used in investing activities	(43.6)	(86.9)

Financing Activities
Net change in short-term debt	-	(0.7)
Borrowings on revolving credit facility	20.0	95.0
Payment of long-term debt	(79.1)	(7.6)
Purchase of noncontrolling interest of former joint venture	(0.4)	(1.3)
Payment of cash dividends	(21.5)	(17.7)
Proceeds on exercise of stock options	2.2	9.1
Proceeds from stock issuance	1.6	1.3
Excess tax benefits from employee stock plans	1.1	1.4
Treasury stock acquired	(3.2)	(57.1)
Net cash (used in) provided by financing activities	(79.3)	22.4

Effect of exchange rate changes on cash	0.2	(7.4)

Net Cash Flows	(35.2)	15.2

Cash and Cash Equivalents:
At beginning of period	192.8	99.3
At end of period	$157.6	$114.5

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

We record cash and cash equivalents, as disclosed on our Condensed Consolidated Balance Sheets, as Level 1 instruments and certain other derivatives and investments as either Level 2 or 3 instruments. Refer to Note 5 for disclosure of our debt instrument and interest rate swap fair values.

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

As of March 31, 2016, we had $41.4 million of valuation allowances on deferred tax assets, on a tax-effected basis, primarily related to foreign operating loss carryforwards and other tax attributes. We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 which delayed the effective date of the new revenue guidance by one year. As a result, the provisions of ASU 2014-09, and subsequent amendments, are effective for us in the first quarter of fiscal 2019, ending December 31, 2018. Early adoption is permitted as of the original effective date, but not earlier. We are currently in the process of evaluating the impact of adoption of this ASU on our Condensed Consolidated Financial Statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), “Balance Sheet Classification of Deferred Taxes.” The amendments in this update simplify the presentation of deferred income taxes by requiring deferred tax assets and liabilities to be classified as noncurrent in a classified balance sheet. As permitted, we elected to early-adopt this standard in the first quarter of fiscal 2016 on a prospective basis. Prior period amounts were not retrospectively adjusted for the impacts of this ASU.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). From the lessee’s perspective, the new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor’s perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor does not convey risks and rewards or control, an operating lease results. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  We are currently in the process of evaluating the impact of the amended guidance on our Condensed Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting. Under ASU 2016-09, the tax effects of stock compensation will be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards will be treated as discrete items in the reporting period in which they occur.  Along with other income tax cash flows, excess tax benefits will be classified as operating activities, and cash paid by an employer when directly withholding shares for tax withholding purposes will be classified as financing activities. Entities may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions. For public companies, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted, however, an entity that elects early adoption must adopt all amendments under the new standard in the same period.  We are currently in the process of evaluating the impact of the amended guidance on our Condensed Consolidated Financial Statements.

Except as noted above, there have been no significant changes to our assessment of the impact of recently issued accounting standards included in Note 1 of Notes to Consolidated Financial Statements in our Fiscal 2015 Form 10-K.

2.  Supplementary Balance Sheet Information

	March 31, 2016	September 30, 2015

Allowance for possible losses and discounts on trade receivables	$26.4	$26.0

Inventories:
Finished products	$127.7	$133.2
Raw materials and work in process	128.8	134.2
Total inventory	$256.5	$267.4

Accumulated depreciation of property, plant and equipment	$626.4	$598.0

Accumulated amortization of software and other intangible assets	$353.0	$304.4

Preferred stock, without par value:
Shares authorized	1,000,000	1,000,000
Shares issued	None	None

Common stock, without par value:
Shares authorized	199,000,000	199,000,000
Shares issued	88,457,634	88,457,634
Shares outstanding	65,379,273	65,165,896

Treasury shares	23,078,361	23,291,738

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

The following summarizes the fair value of assets acquired and liabilities assumed at the date of the acquisition. During the first and second quarters of 2016, we made certain adjustments to the opening balance sheet as of the acquisition date, the most significant of which related to a fair value adjustment recorded in the second quarter to decrease the estimated fair value of an investment acquired. These results are preliminary and subject to normal true-up provisions in the purchase agreement and other fair value adjustments.

Amount

Trade receivables	$63.2
Inventory	110.5
Other current assets	52.7
Current deferred income taxes	27.3
Property, plant, and equipment	93.2
Goodwill	1,207.3
Trade name (indefinite life)	434.0
Customer relationships (12-year useful life)	516.8
Developed technology (7-year weighted average useful life)	54.0
Other intangibles	19.9
Other noncurrent assets	26.5
Current liabilities	(161.5)
Noncurrent deferred income taxes	(368.9)
Other noncurrent liabilities	(25.1)
Total purchase price, net of cash acquired	$2,049.9

Fair value of common stock issued	$416.3
Cash payment, net of cash acquired	1,633.6
Total consideration	$2,049.9

Goodwill from the Welch Allyn acquisition, which is not deductible for tax purposes, is primarily due to enhanced customer relevance and a stronger competitive position resulting from the business combination, including a complementary commercial position, product portfolio, and enhanced synergies. Welch Allyn is included in the Front Line Care reportable segment.

Our total revenue on an unaudited pro forma basis, as if the Welch Allyn acquisition had been consummated at the beginning of our 2014 fiscal year, would have been higher by approximately $153 million and $339 million for the quarter and year to date periods ended March 31, 2015, respectively. On the same unaudited pro forma basis, our net income would have been lower by approximately $19 million and $30 million for the quarter and year to date periods ended March 31, 2015, respectively. Pro forma net income is adversely impacted by significant costs related to the transaction including financing costs and purchase price accounting, including the effects of amortization of acquisition-related intangibles. These results are not indicative of expected future performance.

The unaudited pro forma results are based on our historical financial statements and those of the Welch Allyn business and do not necessarily indicate the results of operations that would have resulted had the acquisition been completed at or prior to the beginning of the comparable period presented and are not indicative of the results of operations in future periods.

4.  Goodwill and Indefinite-Lived Intangible Assets

The following summarizes goodwill activity by reportable segment:

	North America	Surgical Solutions	International	Front Line Care	Total
Balances at September 30, 2015:
Goodwill	$390.6	$343.8	$145.4	$1,203.5	$2,083.3
Accumulated impairment losses	(358.1)	-	(114.7)	-	(472.8)
Goodwill, net at September 30, 2015	32.5	343.8	30.7	1,203.5	1,610.5

Changes in Goodwill during the period:
Goodwill related to acquisitions	-	1.1	-	3.8	4.9
Currency translation effect	-	(2.2)	0.6	-	(1.6)

Balances at March 31, 2016:
Goodwill	390.6	342.7	146.0	1,207.3	2,086.6
Accumulated impairment losses	(358.1)	-	(114.7)	-	(472.8)
Goodwill, net at March 31, 2016	$32.5	$342.7	$31.3	$1,207.3	$1,613.8

The goodwill assigned to the reporting units was not impacted by the segment changes discussed in Note 13.

5.  Financing Agreements

Total debt consists of the following:

	March 31, 2016	September 30, 2015
Current portion of long-term debt	$70.6	$58.0
Revolving credit facility	20.0	-
Senior secured Term Loan A, long-term portion	896.5	931.7
Senior secured Term Loan B, long-term portion	725.3	778.3
Senior unsecured 5.75% notes due on September 1, 2023	418.7	418.2
Unsecured 7.00% debentures due on February 15, 2024	13.8	13.8
Unsecured 6.75% debentures due on December 15, 2027	29.6	29.6
Other	3.4	3.6
Total debt	2,177.9	2,233.2
Less current portion of debt	90.6	58.0
Total long-term debt	$2,087.3	$2,175.2

In September 2015, we entered into four new credit facilities for purposes of financing the Welch Allyn acquisition as well as refinancing our previously outstanding revolving credit facility. These new facilities consisted of the following:
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

The TLA Facility, TLB Facility, and Revolving Credit Facility (collectively, the “Senior Secured Credit Facilities”) all bear interest at variable rates which are currently less than 4.0 percent. These interest rates are based primarily on the London Interbank Offered Rate (LIBOR), but under certain conditions could also be based on the U.S. Federal Funds Rate or the U.S. Prime Rate, at our option. The TLA Facility and TLB Facility have required principal payments. The TLA Facility requires minimum principal payments of $50.0 million in fiscal 2016, $75.0 million in fiscal 2017, and $100.0 million annually thereafter, with the remaining unpaid principal balance due at maturity. The TLB Facility requires annual principal payments of $8.0 million with the remaining unpaid principal balance due at maturity. We will be able to voluntarily prepay outstanding loans under the TLA Facility and the TLB Facility at any time. During the year to date period ended March 31, 2016, we made voluntary prepayments of $50.0 million on the TLB Facility.

At March 31, 2016, there were $20.0 million of borrowings on the Revolving Credit Facility, and available borrowing capacity was $472.1 million after giving effect to $7.9 million of outstanding standby letters of credit. The availability of borrowings under our Revolving Credit Facility is subject to our ability at the time of borrowing to meet certain specified conditions, including compliance with covenants contained in the governing credit agreement.

The Senior Secured Credit Facilities are held with a syndicate of banks, which includes over 20 institutions. Our general corporate assets, including those of our subsidiaries, collateralize these obligations. The credit agreement governing these facilities contains financial covenants which specify a maximum secured net leverage ratio and a minimum interest coverage ratio, as such terms are defined in the credit agreement. These financial covenants are measured at the end of each fiscal quarter, with the first measurement date on December 31, 2015. The required ratios vary through December 31, 2019 providing a gradually decreasing maximum secured net leverage ratio and a gradually increasing minimum interest coverage ratio, as set forth in the table below:

Fiscal Quarter Ended	Maximum Secured Net Leverage Ratio	Minimum Interest Coverage Ratio
December 31, 2015	4.75x	3.25x
December 31, 2016	4.50x	3.25x
December 31, 2017	4.00x	3.50x
December 31, 2018	3.50x	3.75x
December 31, 2019 and thereafter	3.00x	4.00x

The Senior Notes bear interest at a fixed rate of 5.75 percent annually. These notes were issued at par in a private placement offering and are not registered securities on any public market. All of the Senior Notes are outstanding as of March 31, 2016. We are not required to make any mandatory redemption or sinking fund payments with respect to the notes, other than in certain circumstances such as a change in control or material sale of assets. We may redeem the notes prior to maturity, but doing so prior to September 1, 2021 would require payment of a premium on any amounts redeemed, the amount of which varies based on the timing of the redemption. The indenture governing the Senior Notes contains certain covenants which impose limitations on the amount of dividends we may pay and the amount of common shares we may repurchase in the open market, but we do not expect these covenants to affect our current dividend policy or open share repurchase program. The terms of this indenture also impose certain restrictions on the amount and type of additional indebtedness we may obtain in the future, as well as the types of liens and guarantees we may provide.

We are in compliance with all financial covenants as of March 31, 2016.

As of March 31, 2016, unamortized debt issuance costs of $35.3 million have been recorded as a reduction of the carrying value of the related debt, compared to $39.1 million at September 30, 2015. In addition, $8.4 million of costs attributable to the Revolving Credit Facility are recorded as a component of other long-term assets on the Condensed Consolidated Balance Sheets as of March 31, 2016, compared with $9.4 million as of September 30, 2015. These costs will amortize into interest expense over the terms of the related credit facilities.

We are exposed to market risk from fluctuations in interest rates. We sometimes manage our exposure to interest rate fluctuations through the use of interest rate swaps (cash flow hedges). As of March 31, 2016, we had five interest rate swap agreements, with notional amounts of $600.0 million, in aggregate, to hedge the variability of cash flows associated with a portion of the variable interest rate payments for the period April 2016 to September 2020 on the Senior Secured Credit Facilities. The interest rate swaps have effective dates ranging between April 1, 2016 and December 31, 2019 and were designated as cash flow hedges.  At March 31, 2016, these swaps were in a liability position with an aggregate fair value of $2.5 million. We classify fair value measurements on our interest rate swaps as Level 2, as described in Note 1.

Unsecured debentures outstanding at March 31, 2016 and September 30, 2015 have fixed rates of interest. We have deferred gains included in the amounts above from the termination of previous interest rate swap agreements, and those deferred gains amounted to less than $1.0 million at both March 31, 2016 and September 30, 2015. The deferred gains on the termination of the swaps are being amortized and recognized as a reduction of interest expense over the remaining term of the related debt, and as a result, the effective interest rates on that debt have been and will continue to be lower than the stated interest rates on the debt.

From August 2012 through April 2015, we had a credit facility that provided for revolving loans of up to $500.0 million, plus a term loan in the aggregate amount of $200.0 million. A portion of the proceeds from the issuance of the Senior Secured Credit Facility and the Senior Notes in September 2015 was used to fully repay the previously outstanding credit facility, which is now terminated.

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The book values of our short-term debt instruments approximate fair value. The estimated fair values of our long-term debt instruments, including the current portion, are described in the table below:

	March 31, 2016	September 30, 2015
Senior secured Term Loan A	$962.5	$990.7
Senior secured Term Loan B	682.1	780.7
Senior unsecured 5.75% notes due on September 1, 2023	441.2	428.4
Unsecured debentures	45.1	43.4
Total debt	$2,130.9	$2,243.2

The estimated fair values of our long-term unsecured debentures were based on observable inputs such as quoted prices in markets that are not active. The estimated fair values of our term loans and the Senior Notes were based on quoted prices for similar liabilities. These fair value measurements are classified as Level 2, as described in Note 1.

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

	Quarter Ended March 31		Year to Date Ended March 31
	2016	2015	2016	2015
Service cost	$1.2	$1.3	$2.5	$2.7
Interest cost	2.7	3.7	5.4	7.4
Expected return on plan assets	(3.2)	(4.2)	(6.5)	(8.5)
Amortization of unrecognized prior service cost, net	-	0.2	0.1	0.3
Amortization of net loss	1.2	1.3	2.3	2.7
Net pension expense	$1.9	$2.3	$3.8	$4.6

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

We made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a better measurement of service and interest costs. This change is considered a change in estimate and is accounted for on a prospective basis starting in fiscal year 2016.

In addition to defined benefit retirement plans, we also offer two domestic postretirement health care plans, one of which was assumed in the acquisition of Welch Allyn, that provide health care benefits to qualified retirees and their dependents. The plans are closed to new participants and include retiree cost sharing provisions. Annual costs related to these plans are not significant.

We have defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees. The general purpose of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings. Our contributions to the plans are based on eligibility and employee contributions. Expense under these plans was $7.2 million and $3.8 million in each of the quarterly periods ended March 31, 2016 and 2015, respectively; and $13.3 and $8.0 million in the year to date periods ended March 31, 2016 and 2015, respectively.

7.  Other Comprehensive Income

The following table represents the changes in accumulated other comprehensive loss by component:

	Quarter Ended March 31, 2016
	Other comprehensive income (loss)					Accumulated other comprehensive loss
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Available-for-sale securities and hedges	$(2.8)	$-	$(2.8)	$1.0	$(1.8)	$0.1	$(1.8)	$(1.7)
Foreign currency translation adjustment	12.6	-	12.6	-	12.6	(103.0)	12.6	(90.4)
Change in pension and postretirement defined benefit plans	-	1.0	1.0	(0.4)	0.6	(47.3)	0.6	(46.7)
Total	$9.8	$1.0	$10.8	$0.6	$11.4	$(150.2)	$11.4	$(138.8)

	Quarter Ended March 31, 2015
	Other comprehensive income (loss)					Accumulated other comprehensive loss
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Available-for-sale securities and hedges	$(0.4)	$-	$(0.4)	$0.2	$(0.2)	$(0.4)	$(0.2)	$(0.6)
Foreign currency translation adjustment	(48.0)	-	(48.0)	-	(48.0)	(56.8)	(48.0)	(104.8)
Change in pension and postretirement defined benefit plans	-	1.4	1.4	(0.5)	0.9	(39.0)	0.9	(38.1)
Total	$(48.4)	$1.4	$(47.0)	$(0.3)	$(47.3)	$(96.2)	$(47.3)	$(143.5)

	Year to Date Ended March 31, 2016
	Other comprehensive income (loss)					Accumulated other comprehensive loss
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Available-for-sale securities and hedges	$(2.6)	$-	$(2.6)	$0.9	$(1.7)	$-	$(1.7)	$(1.7)
Foreign currency translation adjustment	2.4	-	2.4	-	2.4	(92.8)	2.4	(90.4)
Change in pension and postretirement defined benefit plans	-	2.1	2.1	(0.8)	1.3	(48.0)	1.3	(46.7)
Total	$(0.2)	$2.1	$1.9	$0.1	$2.0	$(140.8)	$2.0	$(138.8)

	Year to Date Ended March 31, 2015
	Other comprehensive income (loss)					Accumulated other comprehensive loss
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Available-for-sale securities and hedges	$(1.0)	$-	$(1.0)	$0.4	$(0.6)	$-	$(0.6)	$(0.6)
Foreign currency translation adjustment	(70.6)	-	(70.6)	-	(70.6)	(34.2)	(70.6)	(104.8)
Change in pension and postretirement defined benefit plans	0.1	2.7	2.8	(1.0)	1.8	(39.9)	1.8	(38.1)
Total	$(71.5)	$2.7	$(68.8)	$(0.6)	$(69.4)	$(74.1)	$(69.4)	$(143.5)

The following table represents the items reclassified out of accumulated other comprehensive loss and the related tax effects:

	Quarter Ended March 31
	2016			2015
	Amount reclassified	Tax effect	Net of tax	Amount reclassified	Tax effect	Net of tax
Change in pension and postretirement defined benefit plans (a)	$1.0	$(0.4)	$0.6	$1.4	$(0.5)	$0.9

	Year to Date Ended March 31
	2016			2015
	Amount reclassified	Tax effect	Net of tax	Amount reclassified	Tax effect	Net of tax
Change in pension and postretirement defined benefit plans (a)	$2.1	$(0.8)	$1.3	$2.7	$(1.0)	$1.7

(a) Reclassified from accumulated other comprehensive loss into cost of goods sold and selling and administrative expenses.  These components are included in the computation of net periodic pension expense.

8.  Special Charges

In connection with various organizational changes implemented to improve our business alignment and cost structure, we recognized special charges of $10.7 million and $3.8 million for the quarters ended March 31, 2016 and 2015, respectively, and $17.8 million and $7.5 million for the year to date periods ended March 31, 2016 and 2015, respectively. These charges are summarized below.

Welch Allyn Integration and Business Realignment
In conjunction with the acquisition of Welch Allyn in September 2015, we initiated plans to realign our business structure to facilitate the integration, take full advantage of available synergies, and position our existing businesses to capitalize on opportunities for growth. Immediately after the acquisition was completed, we eliminated approximately 100 positions in Welch Allyn’s corporate support and administrative functions. We recorded special charges of $14.4 million in the fourth quarter of fiscal 2015 related to this action and, as many of the affected employees were required to continue service for a specified period of time, additional amounts associated with this initial action were incurred through the second quarter of fiscal 2016.  In addition, during fiscal 2016, we have incurred costs, including severance and benefit costs, associated with other business realignment and integration activities.  During the quarter and year to date periods ended March 31, 2016, we incurred total integration and business realignment charges of approximately $6.3 million and $10.8 million, respectively, of which $4.7 million and $9.2 million were severance and benefit costs. We are continuing to evaluate additional actions related to integration and business realignment and expect additional special charges to be incurred, however, it is not practical to estimate the amount of these future expected costs.

Site Consolidation
In the third quarter of fiscal 2015, we initiated a plan to streamline our operations and simplify our supply chain by consolidating certain manufacturing and distribution operations. As part of this action, we announced the closure of sites in Redditch, England and Charleston, South Carolina. Upon closure, each site’s operations will either be relocated to other existing Company facilities or outsourced to third-party suppliers. During fiscal 2015, we recorded severance and benefit charges of $2.7 million for approximately 160 employees to be displaced by the closures, as well as $1.8 million of other related costs. During the first quarter of fiscal 2016, we recorded a net reversal of previously recorded severance and benefit charges of $0.2 million and, during the quarter and year to date periods ended March 31, 2016, recognized other related costs of $2.4 million and $4.1 million, respectively, related to these actions. We expect to incur $1 million to $2 million of additional charges in fiscal 2016 for personnel costs and site closure expenses related to these actions, at which time such actions will be complete.  We are continuing to evaluate our facilities footprint and additional costs are expected to be incurred with respect to other actions in the future, however, it is not practical to estimate the amount of these future expected costs until such time as the evaluations are complete.

2014 Global Transformation
During the second quarter of fiscal 2014, we announced a global transformation program focused on improving our cost structure. The domestic portion of this action was completed in fiscal 2015. Part of this program included reducing our European manufacturing capacity and streamlining our global operations by, among other things, executing a back office process transformation program in Europe. The restructuring in Europe is in process and, for the quarter and year to date periods ended March 31, 2016, resulted in charges of $2.0 million and $3.1 million, respectively, for severance and benefit costs, legal and professional fees, temporary labor, project management, and other administrative functions. These amounts compare to charges of $3.8 million and $7.5 million (net of reversals) in the prior year quarter and year to date period, respectively.  Since the inception of the 2014 global transformation program through March 31, 2016, we have recognized aggregate special charges of $40.7 million. We expect to incur $3 million to $5 million of additional European restructuring costs through the completion of the program.

For all accrued severance and other benefit charges described above, we record restructuring reserves within other current liabilities. The reserve activity for severance and other benefits during the year to date period ended March 31, 2016 was as follows:

Balance at September 30, 2015	$24.3
Expenses	10.3
Cash Payments	(21.4)
Reversals	(0.3)
Balance at March 31, 2016	$12.9

9.  Income Taxes

The effective tax rate for the quarterly and year to date periods ended March 31, 2016 was 21.4 and 22.1 percent compared to 28.7 percent for both the quarterly and year to date periods in the prior year. The lower effective tax rates in the current year was driven by changes effected in fiscal 2016 to our operating structure impacting the geographic distribution of income and expenses, resulting in lower tax expense of $4.5 million for the year to date March 31, 2016 period.  On a year to date basis, discrete period tax benefits, including the retroactive reinstatement of the research tax credit, did not have a significant impact on the effective rate variance year over year.

Our federal statutory tax rate (35 percent) differs from our 22.1 percent effective tax rate for the year to date period March 31, 2016 primarily due to the year to date impact of changes in our operating structure mentioned above recorded in our second quarter and the reinstatement of the research tax credit further discussed below.

On December 18, 2015, the President signed into law a combined tax and government funding bill (H.R. 2029). The tax portion of the bill, the Protecting Americans from Tax Hikes Act (the PATH Act), extended and made permanent several lapsed business incentives that impact our business including the extension of bonus depreciation as well as the retroactive and permanent extension of the research tax credit. The research credit had previously expired effective December 31, 2014.

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

Earnings per share are calculated as follows (share information in thousands):

	Quarter Ended March 31		Year to Date Ended March 31
	2016	2015	2016	2015

Net income attributable to common shareholders	$22.3	$26.1	$27.1	$38.2

Average shares outstanding - Basic	65,331	56,544	65,264	56,841
Add potential effect of exercise of stock options
and other unvested equity awards	1,051	1,066	1,100	1,053
Average shares outstanding - Diluted	66,382	57,610	66,364	57,894

Net income attributable to common shareholders per common share - Basic	$0.34	$0.46	$0.41	$0.67

Net income attributable to common shareholders per common share - Diluted	$0.33	$0.45	$0.41	$0.66

Shares with anti-dilutive effect excluded from the computation of Diluted EPS	625	541	568	516

11.  Common Stock

The stock-based compensation cost that was charged against income, net of tax, for all plans was $4.5 million and $3.4 million in each of the quarterly periods ended March 31, 2016 and 2015, respectively, and $7.7 and $6.4 million in the year to date periods ended March 31, 2016 and 2015, respectively.

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

A reconciliation of changes in the warranty reserve for the periods covered in this report is as follows:

	Quarter Ended March 31		Year to Date Ended March 31
	2016	2015	2016	2015

Balance at beginning of period	$32.7	$28.0	$32.1	$28.4
Provision for warranties during the period	1.8	3.6	7.8	6.5
Warranty reserves acquired	-	-	-	1.1
Warranty claims during the period	(5.7)	(4.4)	(11.1)	(8.8)
Balance at end of period	$28.8	$27.2	$28.8	$27.2

In the normal course of business, we enter into various other guarantees and indemnities in our relationships with suppliers, service providers, customers, business partners and others.  Examples of these arrangements would include guarantees of product performance, indemnifications to service providers and indemnifications of our actions to business partners.  These guarantees and indemnifications have not historically had, nor do we expect them to have, a material impact on our financial condition or results of operations, although indemnifications associated with our actions generally have no dollar limitations.

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

13.  Segment Reporting

We disclose segment information that is consistent with the way in which management operates and views the business. During our second quarter of 2016, we changed our segment reporting to reflect changes in our organizational structure and management’s operation and view of the business.  We combined the global Respiratory Care business and the Welch Allyn operations into a new segment called Front Line Care.  Our Surgical Solutions segment now represents the surgical component of what was previously included in our Surgical and Respiratory Care segment.  The prior year segment information included in this Note has been updated to reflect these changes. Our new operating structure contains the following reporting segments:

•	North America – sells and rents our patient support and near-patient technologies and services, as well as our clinical workflow solutions, in the U.S. and Canada.

•	Surgical Solutions – sells our surgical products globally.

•	International – sells and rents similar products as our North America segment in regions outside of the U.S. and Canada.

•
Front Line Care – globally sells and rents respiratory care products, and sells medical diagnostic equipment and a diversified portfolio of devices that assess, diagnose, treat, and manage a wide variety of illnesses and diseases.

Under our new segments, our performance continues to be measured on a divisional income basis before non-allocated operating and administrative costs, impairment of other intangibles, litigation, special charges, acquisition and integration costs, acquisition-related intangible asset amortization, and other unusual events. Divisional income generally represents the division’s gross profit less its direct operating costs along with an allocation of manufacturing and distribution costs, research and development and certain corporate functional expenses.

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

	Quarter Ended March 31		Year to Date Ended March 31
	2016	2015	2016	2015
Revenue:
North America	$269.8	$246.9	$518.7	$472.1
Surgical Solutions	95.1	99.4	194.4	204.4
International	82.4	106.1	175.2	218.8
Front Line Care	185.3	22.4	405.5	44.5
Total revenue	$632.6	$474.8	$1,293.8	$939.8

Divisional income (loss):
North America	$67.9	$52.3	$118.6	$90.8
Surgical Solutions	10.4	12.2	20.3	25.0
International	(7.3)	3.0	(12.2)	5.3
Front Line Care	42.9	7.5	95.7	14.6

Other operating costs:
Non-allocated operating costs, administrative costs, and other	53.4	32.9	126.0	70.6
Special charges	10.7	3.8	17.8	7.5
Operating profit	49.8	38.3	78.6	57.6

Interest expense	(22.7)	(3.0)	(45.2)	(6.2)
Investment income and other, net	1.0	1.3	0.5	2.2
Income before income taxes	$28.1	$36.6	$33.9	$53.6

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Future Results

Certain statements in this Quarterly Report on Form 10-Q contain forward-looking statements, within the meanings of the Private Securities Litigation Reform Act of 1995, regarding our future plans, objectives, beliefs, expectations, representations and projections.

Forward-looking statements are not guarantees of future performance, and our actual results could differ materially from those set forth in any forward-looking statements. For a more in depth discussion of factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in our previously filed most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2015 (“2015 Form 10-K”) as well as the discussions in this “Management’s Discussion and Analysis”. We assume no obligation to update or revise any forward-looking statements.

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

During our second quarter of 2016, we changed our segment reporting to reflect changes in our organizational structure and management’s operation and view of the business.  We combined the global Respiratory Care business and the Welch Allyn operations into a new segment called Front Line Care.  Our Surgical Solutions segment now represents the surgical component of what was previously included in our Surgical and Respiratory Care segment.  The prior year segment information has been updated to reflect these changes. Our new operating structure contains the following reporting segments:

•	North America – sells and rents our patient support and near-patient technologies and services, as well as our clinical workflow solutions, in the U.S. and Canada.

•	Surgical Solutions – sells our surgical products globally.

•	International – sells and rents similar products as our North America segment in regions outside of the U.S. and Canada.

•
Front Line Care – globally sells and rents respiratory care products, and sells medical diagnostic equipment and a diversified portfolio of devices that assess, diagnose, treat, and manage a wide variety of illnesses and diseases.

Under our new segments, our performance continues to be measured on a divisional income basis before non-allocated operating and administrative costs, impairment of other intangibles, litigation, special charges, acquisition and integration costs, acquisition-related intangible asset amortization, and other unusual events. Divisional income generally represents the division’s gross profit less its direct operating costs along with an allocation of manufacturing and distribution costs, research and development and certain corporate functional expenses.

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

Net Revenue

					US	OUS
	Quarter Ended March 31		As	Constant	As	As	Constant
	2016	2015	Reported	Currency	Reported	Reported	Currency

Product Sales and Service	$529.3	$375.7	40.9%	42.5%	64.3%	10.8%	14.4%

Rental	103.3	99.1	4.2%	4.6%	6.4%	(9.6%)	(6.7%)

Total	$632.6	$474.8	33.2%	34.6%	47.6%	9.3%	12.8%

					US	OUS
	Year To Date Ended March 31		As	Constant	As	As	Constant
	2016	2015	Reported	Currency	Reported	Reported	Currency

Product Sales and Service	$1,094.4	$749.1	46.1%	49.8%	68.9%	17.4%	25.8%

Rental	199.4	190.7	4.6%	5.5%	7.6%	(13.9%)	(7.3%)

Total	$1,293.8	$939.8	37.7%	40.8%	51.7%	15.0%	23.3%

Product sales and service revenue increased for the three- and six-month periods ended March 31, 2016 due to the Welch Allyn acquisition, which contributed $162.3 million and $360.3 million for the three- and six-month periods ended March 31, 2016. Excluding Welch Allyn, product sales and service revenue decreased 2.3 and 2.0 percent on a reported basis for the quarterly and year to date periods and on a constant currency basis declined 1.5 percent for the quarter, while reflecting a slight increase in the year to date period. These movements were driven by higher patient support systems and clinical workflow solutions sales in our North America segment, which were offset by lower sales of patient support systems and surgical products primarily in Europe, the Middle East and Latin America mainly as a result of macro-economic conditions in these regions.

Rental revenue increased 4.2 and 4.6 percent on a reported basis, or 4.6 and 5.5 percent on a constant currency basis for the quarterly and year to date periods. This increase was mainly driven by higher volumes in our North America segment. This increase was partially offset by decreased International rental revenue resulting from continued volume and pricing pressures in Europe.

Gross Profit

	Quarter Ended March 31		Change
	2016	2015
Gross Profit
Product sales and service	$250.0	$161.8	54.5%
Percent of Related Revenue	47.2%	43.1%

Rental	54.2	52.4	3.4%
Percent of Related Revenue	52.5%	52.9%

Total Gross Profit	$304.2	$214.2	42.0%
Percent of Total Revenue	48.1%	45.1%

	Year to Date Ended March 31		Change
	2016	2015
Gross Profit
Product sales and service	$492.0	$314.7	56.3%
Percent of Related Revenue	45.0%	42.0%

Rental	102.9	99.4	3.5%
Percent of Related Revenue	51.6%	52.1%

Total Gross Profit	$594.9	$414.1	43.7%
Percent of Total Revenue	46.0%	44.1%

Product sales and service gross profit increased 54.5 percent for the quarter, and 56.3 percent for the year to date period, while gross margin increased 410 basis points and 300 basis points over the same periods ended March 31, 2016. The increases in gross profit in the quarter and year to date periods were driven primarily by the incremental revenue from Welch Allyn. These increases are despite the negative effect of a higher amount of inventory step-up, with $19.5 million related to the Welch Allyn acquisition recognized in our fiscal first quarter compared to $4.8 million for Trumpf Medical in the comparable prior year first quarter.  No inventory step-up was recognized in the second quarter of either year.  Excluding the impact of inventory step-up, organic gross margin improved 2.0 and 1.9 percent, for the three- and six-month periods ended March 31, 2016 on favorable product mix in our North America segment, as well as manufacturing efficiencies and favorable geographic mix. These increases were partially offset by gross margin declines in our International segment, driven by unfavorable geographic mix and overall lower volumes.

Rental gross profit increased 3.4 and 3.5 percent, while gross margin decreased 40 and 50 basis points for the three- and six-month periods ended March 31, 2016. The increases in gross profit were the result of increased rental revenue. Gross margin was favorably impacted by increased volume, favorable product mix, and increased leverage of fleet and field service infrastructure in North America, but these were more than offset by the unfavorable impacts of lower volumes and pricing pressures in our International segment and unfavorable product mix in the respiratory care business of our Front Line Care segment.

Other

	Quarter Ended March 31		Year to Date Ended March 31
	2016	2015	2016	2015

Research and development expenses	$34.3	$22.2	$67.9	$44.0
Percent of Total Revenue	5.4%	4.7%	5.2%	4.7%

Selling and administrative expenses	$209.4	$149.9	$430.6	$305.0
Percent of Total Revenue	33.1%	31.6%	33.3%	32.5%

Special charges	$10.7	$3.8	$17.8	$7.5

Interest expense	$(22.7)	$(3.0)	$(45.2)	$(6.2)
Investment income and other, net	$1.0	$1.3	$0.5	$2.2

Research and development expenses increased 54.5 and 54.3 percent for the three- and six-month periods ended March 31, 2016, primarily due to the addition of Welch Allyn and additional investment in new product development initiatives in Surgical Solutions and in our respiratory care business. As a percentage of total revenue, selling and administrative expenses were up in both the quarterly and year to date periods.  Selling and administrative expenses for the quarterly and year to date periods include acquisition and integration costs and acquisition-related intangible asset amortization of $28.2 million and $58.8 million, compared to $11.4 million and $23.6 million in the prior year, respectively. Excluding these items, as well as $1.2 million and $1.7 million of FDA remediation expenses incurred in the prior comparable quarter and year to date periods, selling and administrative expenses decreased 30 and 110 basis points as a percentage of revenue.

We recognized special charges of $10.7 million and $17.8 million for the three- and six-month periods ended March 31, 2016 and $3.8 million and $7.5 million for the three- and six-month periods ended March 31, 2015, respectively, related to various organizational changes implemented to improve our business alignment and cost structure. These charges are summarized below.

Welch Allyn Integration and Business Realignment
In conjunction with the acquisition of Welch Allyn in September 2015, we initiated plans to realign our business structure to facilitate the integration, take full advantage of available synergies, and position our existing businesses to capitalize on opportunities for growth. Immediately after the acquisition was completed, we eliminated approximately 100 positions in Welch Allyn’s corporate support and administrative functions. We recorded special charges of $14.4 million in the fourth quarter of fiscal 2015 related to this action and, as many of the affected employees were required to continue service for a specified period of time, additional amounts associated with this initial action were incurred through the second quarter of fiscal 2016.  In addition, during fiscal 2016, we have incurred costs, including severance and benefit costs associated with other business realignment and integration activities.  During the quarter and year to date periods ended March 31, 2016, we incurred total integration and business realignment charges of approximately $6.3 million and $10.8 million, respectively, of which $4.7 million and $9.2 million were severance and benefit costs. We are continuing to evaluate additional actions related to integration and business realignment and expect additional special charges to be incurred, however, it is not practical to estimate the amount of these future expected costs.

Site Consolidation
In the third quarter of fiscal 2015, we initiated a plan to streamline our operations and simplify our supply chain by consolidating certain manufacturing and distribution operations. As part of this action, we announced the closure of sites in Redditch, England and Charleston, South Carolina. Upon closure, each site’s operations will either be relocated to other existing Company facilities or outsourced to third-party suppliers. During fiscal 2015, we recorded severance and benefit charges of $2.7 million for approximately 160 employees to be displaced by the closures, as well as $1.8 million of other related costs. During the first quarter of fiscal 2016, we recorded a net reversal of previously recorded severance and benefit charges of $0.2 million and, during the quarter and year to date periods ended March 31, 2016, recognized other related costs of $2.4 million and $4.1 million, respectively, related to these actions. We expect to incur $1 million to $2 million of additional charges in fiscal 2016 for personnel costs and site closure expenses related to these actions, at which time such actions will be complete.  We are continuing to evaluate our facilities footprint and additional costs are expected to be incurred with respect to other actions in the future, however, it is not practical to estimate the amount of these future expected costs until such time as the evaluations are complete.

2014 Global Transformation
During the second quarter of fiscal 2014, we announced a global transformation program focused on improving our cost structure. The domestic portion of this action was completed in fiscal 2015. Part of this program included reducing our European manufacturing capacity and streamlining our global operations by, among other things, executing a back office process transformation program in Europe. The restructuring in Europe is in process and, for the quarter and year to date periods ended March 31, 2016, resulted in charges of $2.0 million and $3.1 million, respectively, for severance and benefit costs, legal and professional fees, temporary labor, project management, and other administrative functions. These amounts compare to charges of $3.8 million and $7.5 million (net of reversals) in the prior year quarter and year to date period, respectively.  Since the inception of the 2014 global transformation program through March 31, 2016, we have recognized aggregate special charges of $40.7 million. We expect to incur $3 million to $5 million of additional European restructuring costs through the completion of the program.

Interest expense was higher in the current quarter and year to date periods compared with the comparable periods in the prior year due to incremental borrowings made in connection with the Welch Allyn acquisition.

GAAP and Adjusted Earnings

Income before income taxes, income tax expense, and earnings attributable to common shareholders per diluted share are summarized in the table below. GAAP amounts are adjusted for certain items to aid management in evaluating the performance of the business.

	Quarter Ended March 31, 2016				Quarter Ended March 31, 2015
	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS	Operating Margin1	Income Before Income Taxes	Income Tax Expense	Diluted EPS1

GAAP Basis	7.9%	$28.1	$6.0	$0.33	8.1%	$36.6	$10.5	$0.45
Adjustments:
Acquisition and integration costs	0.7%	4.4	1.4	0.05	0.8%	3.8	1.2	0.05
Acquisition-related intangible asset amortization	3.8%	23.8	8.2	0.24	1.6%	7.6	2.2	0.10
FDA remediation expenses	-	-	-	-	0.3%	1.2	0.4	0.01
Field corrective actions	-0.2%	(1.0)	(0.3)	(0.01)	0.3%	1.2	0.2	0.02
Litigation settlements and expenses	-	-	-	-	-0.2%	(0.9)	(0.3)	(0.01)
Special charges	1.7%	10.7	3.8	0.10	0.8%	3.8	0.1	0.06
Foreign valuation allowance and acquisition dividends	-	-	-	-	-	-	1.9	(0.03)
Adjusted Basis	13.9%	$66.0	$19.1	$0.71	11.6%	$53.3	$16.2	$0.64

	Year to Date Ended March 31, 2016				Year To Dated Ended March 31, 2015
	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS1	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS1

GAAP Basis	6.1%	$33.9	$7.5	$0.41	6.1%	$53.6	$15.4	$0.66
Adjustments:
Acquisition and integration costs	2.3%	30.2	9.0	0.32	1.4%	12.7	4.0	0.15
Acquisition-related intangible asset amortization	3.7%	48.0	16.5	0.47	1.7%	15.7	4.4	0.20
FDA remediation expenses	-	-	-	-	0.2%	1.7	0.6	0.02
Field corrective actions	-	0.1	(0.1)	-	0.2%	2.3	0.7	0.03
Litigation settlements and expenses	-	-	-	-	-0.1%	(0.9)	(0.3)	(0.01)
Special charges	1.4%	17.8	5.8	0.18	0.8%	7.5	0.3	0.12
Foreign valuation allowance and acquisition dividends	-	-	-	-	-	-	1.9	(0.03)
Adjusted Basis	13.5%	$130.0	$38.7	$1.39	10.3%	$92.6	$27.0	$1.13

1 Total does not add due to rounding.

The effective tax rate for the quarterly and year to date periods ended March 31, 2016 was 21.4 and 22.1 percent compared to 28.7 percent for both the quarterly and year to date periods in the prior year. The lower effective tax rates in the current year was driven by changes effected in fiscal 2016 to our operating structure impacting the geographic distribution of income and expenses, resulting in lower tax expense of $4.5 million for the year to date March 31, 2016 period.  On a year to date basis, discrete period tax benefits, including the retroactive reinstatement of the research tax credit, did not have a significant impact on the effective rate variance year over year.

Our federal statutory tax rate (35 percent) differs from our 22.1 percent effective tax rate for the year to date period March 31, 2016 primarily due to the year to date impact of changes in our operating structure mentioned above recorded in our second quarter and the reinstatement of the research tax credit further discussed below.

On December 18, 2015, the President signed into law a combined tax and government funding bill (H.R. 2029). The tax portion of the bill, the Protecting Americans from Tax Hikes Act (the PATH Act), extended and made permanent several lapsed business incentives that impact our business, including the extension of bonus depreciation as well as the retroactive and permanent extension of the research tax credit. The research credit had previously expired effective December 31, 2014.

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

The adjusted effective tax rates for the three- and six-month periods ended March 31, 2016 were 28.9 and 29.8 percent compared to 30.4 and 29.2 percent for the comparable periods in the prior year. The lower adjusted tax rate for the three-month period ended March 31, 2016 is related primarily to the change in operating structure outlined earlier, which resulted in an adjusted lower tax expense of $2.8 million in our second quarter.  For the year to date period, however, this benefit was more than offset by the higher mix of domestic income resulting from the Welch Allyn acquisition, yielding a slightly higher tax rate.

Net income attributable to common shareholders was $22.3 million for the second quarter ended March 31, 2016 compared to $26.1 million in the prior year period. On an adjusted basis for second quarter 2016, net income attributable to common shareholders increased $10.0 million, or 27.0 percent. Diluted earnings per share for second quarter 2016, decreased 26.7 percent on a reported basis and increased 10.9 percent on an adjusted basis.  Net income attributable to common shareholders was $27.1 million for the year to date period, compared to $38.2 million in the prior year period.  On an adjusted basis, net income attributable to common shareholders, for the current year to date period, increased $26.4 million, or 40.2 percent.  Diluted earnings per share decreased 37.9 percent on a reported basis and increased 23.0 percent on an adjusted basis for the year to date period, compared to the prior year period.

Business Segment Results of Operations

					US	OUS
	Quarter Ended March 31		Change	Constant	As	As	Constant
	2016	2015	As Reported	Currency	Reported	Reported	Currency
Revenue:
North America	$269.8	$246.9	9.3%	9.6%	11.3%	(23.0%)	(16.9%)
Surgical Solutions	95.1	99.4	(4.3%)	(3.4%)	7.7%	(13.9%)	(12.3%)
International	82.4	106.1	(22.3%)	(20.6%)	-	(22.3%)	(20.6%)
Front Line Care	185.3	22.4	N/M	N/M	N/M	N/M	N/M
	$632.6	$474.8	33.2%	34.6%	47.6%	9.3%	12.8%

Divisional income (loss):
North America	$67.9	$52.3	29.8%
Surgical Solutions	$10.4	$12.2	(14.8%)
International	$(7.3)	$3.0	(343.3%)
Front Line Care	$42.9	$7.5	N/M

					US	OUS
	Year To Date Ended March 31		Change	Constant	As	As	Constant
	2016	2015	As Reported	Currency	Reported	Reported	Currency
Revenue:
North America	$518.7	$472.1	9.9%	10.3%	10.9%	(12.1%)	(1.9%)
Surgical Solutions	194.4	204.4	(4.9%)	(1.5%)	6.3%	(13.5%)	(7.5%)
International	175.2	218.8	(19.9%)	(14.6%)	-	(19.9%)	(14.6%)
Front Line Care	405.5	44.5	N/M	N/M	N/M	N/M	N/M
	$1,293.8	$939.8	37.7%	40.8%	51.7%	15.0%	23.3%

Divisional income (loss):
North America	$118.6	$90.8	30.6%
Surgical Solutions	$20.3	$25.0	(18.8%)
International	$(12.2)	$5.3	(330.2%)
Front Line Care	$95.7	$14.6	N/M

N/M = Not meaingful

North America

North America revenue increased 9.3 and 9.9 percent on a reported basis, or 9.6 and 10.3 percent on a constant currency basis, for the three- and six-month periods ended March 31, 2016, respectively. Product sales and service revenue was up 10.7 and 10.5 percent for the three- and six-month periods, respectively, primarily due to higher patient support systems and clinical workflow solutions sales. Rental revenue increased 5.8 and 8.3 percent for the three- and six-month periods, respectively, which is primarily due to increased volumes.

North America divisional income increased 29.8 and 30.6 percent for the three- and six-month periods ended March 31, 2016, respectively, due primarily to higher gross profit on increased revenue and improved gross margins, along with improved operating leverage as operating expenses were essentially flat. Capital margins improved for the quarter and year to date period due to higher volume and favorable product mix. Rental margins also increased during the quarter and year to date period as a result of increased leverage of our fleet and field service infrastructure due to higher rental revenue.

Surgical Solutions

Surgical Solutions revenue decreased 4.3 and 4.9 percent for the quarter and year to date periods ended March 31, 2016 on a reported basis and 3.4 and 1.5 percent on a constant currency basis.  Sales were down primarily in the Middle East and Latin America mainly as a result of macro-economic difficulties in these regions, along with lesser declines in Europe.

Surgical Solutions divisional income decreased for the quarter and year to date periods on the lower revenue and the resulting lower gross profit, although gross margins improved by 90 and 100 basis points over the comparable periods in the prior year. Divisional income was also negatively impacted by higher investments in research and development and sales and marketing in expectation of continued long-term growth in this business.

International

International revenue decreased 22.3 and 19.9 percent on a reported basis and 20.6 and 14.6 percent on a constant currency basis for the three- and six-month periods ended March 31, 2016. Product sales and service revenue decreased 24.0 and 20.8 percent on a reported basis and 22.5 and 15.6 percent on a constant currency basis due primarily to declines in Europe, the Middle East and Latin America. Sales in many international regions fluctuate based on the timing of large tender deals, and the healthcare industry in these regions is facing pressure on capital spending due to regional economic conditions and political pressures. Rental revenue decreased 8.5 and 12.7 percent on a reported basis and 6.0 and 6.8 percent on a constant currency basis, due to continued volume and pricing pressures in Europe.

International divisional income decreased for the three- and six month periods ended March 31, 2016, due primarily to lower revenue and the resulting decline in gross profit, accompanied by lower gross margins which were only partially offset by lower operating costs. Capital margins decreased due to reduced leverage of manufacturing costs along with continued pricing pressure and unfavorable geographic mix. Rental margins decreased due to pricing pressures and reduced leverage of our fleet and field service infrastructure on the lower revenue.

Front Line Care

Front Line Care revenue and divisional income were up for the three- and six-month periods ended March 31, 2016 primarily as a result of the Welch Allyn acquisition.  Prior year results for this segment reflect our respiratory care business, which achieved low single digit revenue growth for the year to date period.

Liquidity and Capital Resources

	Year to Date Ended March 31
	2016	2015
Cash Flows Provided By (Used In):
Operating activities	$87.5	$87.1
Investing activities	(43.6)	(86.9)
Financing activities	(79.3)	22.4
Effect of exchange rate changes on cash	0.2	(7.4)
(Decrease) increase in Cash and Cash Equivalents	$(35.2)	$15.2

Operating Activities

Cash provided by operating activities was driven primarily by net income, adjusted for the non-cash effects of depreciation, amortization, provision for deferred income taxes, stock compensation expense, and the rollout of inventory step-up from the Welch Allyn acquisition, along with collections of high year-end receivables. These sources of cash were offset by the payout of performance-based compensation related to our 2015 fiscal year, and other working capital activities. Cash provided by operating activities was essentially flat compared to the prior year.

Investing Activities

Cash used in investing activities consists mainly of capital expenditures, which decreased significantly from the prior year. Capital expenditures were higher than normal in the prior year due to investments in our rental fleet to support volume increases.

Financing Activities

Cash used in financing activities during the 2016 year to date period consisted mainly of payments of cash dividends and pay-down of long-term debt, including additional principal payments totaling $50.0 million above the minimum required principal payments. The net cash used in financing activities for the 2016 year to date period compares to net cash provided by financing activities in the 2015 year to date period, as revolving credit facility borrowings exceeded stock repurchases and the payment of dividends in the prior year period.

Other Liquidity Matters

In September 2015, we entered into four new credit facilities for purposes of financing the Welch Allyn acquisition as well as refinancing our previously outstanding revolving credit facility. These new facilities consisted of the following:

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

The TLA Facility, TLB Facility, and Revolving Credit Facility (collectively, the “Senior Secured Credit Facilities”) all bear interest at variable rates which are currently less than 4.0 percent. These interest rates are based primarily on the London Interbank Offered Rate (LIBOR), but under certain conditions could also be based on the U.S. Federal Funds Rate or the U.S. Prime Rate, at our option. The TLA Facility and TLB Facility have required principal payments. The TLA Facility requires minimum principal payments of $50.0 million in fiscal 2016, $75.0 million in fiscal 2017, and $100.0 million annually thereafter, with the remaining unpaid principal balance due at maturity. The TLB Facility requires annual principal payments of $8.0 million with the remaining unpaid principal balance due at maturity. We will be able to voluntarily prepay outstanding loans under the TLA Facility and the TLB Facility at any time. During the year to date period ended March 31, 2016, we made voluntary prepayments of $50.0 million on the TLB Facility.

At March 31, 2016, there were $20 million of borrowings on the Revolving Credit Facility, and available borrowing capacity was $472.1 million after giving effect to $7.9 million of outstanding standby letters of credit. The availability of borrowings under our Revolving Credit Facility is subject to our ability at the time of borrowing to meet certain specified conditions, including compliance with covenants contained in the governing credit agreement.

The Senior Secured Credit Facilities are held with a syndicate of banks, which includes over 20 institutions. Our general corporate assets, including those of our subsidiaries, collateralize these obligations. The credit agreement governing these facilities contains financial covenants which specify a maximum secured net leverage ratio and a minimum interest coverage ratio, as such terms are defined in the credit agreement. These financial covenants are measured at the end of each fiscal quarter, with the first measurement date on December 31, 2015. The required ratios vary through December 31, 2019 providing a gradually decreasing maximum secured net leverage ratio and a gradually increasing minimum interest coverage ratio, as set forth in the table below:

Fiscal Quarter Ended	Maximum Secured Net Leverage Ratio	Minimum Interest Coverage Ratio
December 31, 2015	4.75x	3.25x
December 31, 2016	4.50x	3.25x
December 31, 2017	4.00x	3.50x
December 31, 2018	3.50x	3.75x
December 31, 2019 and thereafter	3.00x	4.00x

The Senior Notes bear interest at a fixed rate of 5.75 percent annually. These notes were issued at par in a private placement offering and are not registered securities on any public market. All of the Senior Notes are outstanding as of March 31, 2016. We are not required to make any mandatory redemption or sinking fund payments with respect to the notes, other than in certain circumstances such as a change in control or material sale of assets. We may redeem the notes prior to maturity, but doing so prior to September 1, 2021 would require payment of a premium on any amounts redeemed, the amount of which varies based on the timing of the redemption. The indenture governing the Senior Notes contains certain covenants which impose limitations on the amount of dividends we may pay and the amount of common shares we may repurchase in the open market, but we do not expect these covenants to affect our current dividend policy or open share repurchase program. The terms of this indenture also impose certain restrictions on the amount and type of additional indebtedness we may obtain in the future, as well as the types of liens and guarantees we may provide.

We are in compliance with all financial covenants as of March 31, 2016.

We also have $43.4 million of unsecured debentures outstanding at various fixed interest rates as of March 31, 2016, classified as long-term in the Condensed Consolidated Balance Sheet.

Our primary pension plan invests in a variety of equity and debt securities. At September 30, 2015, our latest measurement date, our pension plans were underfunded by approximately $96.4 million. Based on our current funded status, we currently are not required to make any contributions to our primary pension plan in fiscal 2016.

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

As of March 31, 2016, $64.7 million of shares remain available for purchase under a $190 million share repurchase program approved by the Board of Directors in September 2013, which does not have an expiration date. Repurchases may be made on the open market or via private transactions, and are used for general business purposes. There are no plans to terminate this program in the future, but with the acquisition of Welch Allyn and the increased borrowings obtained to finance the transaction, we will suspend our share repurchase activity temporarily to focus on deleveraging.

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

As of March 31, 2016, approximately 68.8 percent of our cash and cash equivalents are held by our subsidiaries in foreign countries. Portions of this may be subject to U.S. income taxation if repatriated to the U.S. However, cash and cash equivalents held by foreign subsidiaries are largely used for operating needs outside the U.S. Therefore, we have no need to repatriate this cash for other uses. We believe that cash on hand and generated from operations, along with amounts available under our credit facility, will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations.

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

Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions. At March 31, 2016, the notional amount of open foreign exchange contracts was $15.4 million. The maximum length of time over which we hedge transaction exposures is 15 months. Derivative gains/(losses), initially reported as a component of Accumulated Other Comprehensive Loss, are reclassified to earnings in the period when the transaction affects earnings.

We are exposed to market risk from fluctuations in interest rates. We sometimes manage our exposure to interest rate fluctuations through the use of interest rate swaps (cash flow hedges). As of March 31, 2016, we had five interest rate swap agreements, with notional amounts of $600.0 million, in aggregate, to hedge the variability of cash flows associated with a portion of the variable interest rate payments for the period April 2016 to September 2020 on the Senior Secured Credit Facilities. The interest rate swaps have effective dates ranging between April 1, 2016 and December 31, 2019 and were designated as cash flow hedges.  At March 31, 2016, these swaps were in a liability position with an aggregate fair value of $2.5 million. We classify fair value measurements on our interest rate swaps as Level 2, as described in Note 1.

For additional information on market risks related to our pension plan assets, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2015 Form 10-K.

Item 4.   CONTROLS AND PROCEDURES

Our management, with the supervision and participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2016.

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

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			Total Number	Approximate
			of Shares	Dollar Value
	Total		Purchased as	of Shares That
	Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under
Period	Purchased (1)	per Share	Programs (2)	the Programs (2)

January 1, 2016 - January 31, 2016	7,581	$47.25	-	$64.7
February 1, 2016 - February 29, 2016	2,126	$47.67	-	$64.7
March 1, 2016 - March 31, 2016	-	$-	-	$64.7
Total	9,707	$47.34	-	$64.7

(1)	Shares purchased during the quarter ended March 31, 2016 were in connection with employee payroll tax withholding for restricted and deferred stock distributions.

(2)
In September 2013, the Board approved an expansion of its previously announced share repurchase authorization to a total of $190.0 million. As of March 31, 2016, a cumulative total of $125.3 million has been used under this existing authorization. The plan does not have an expiration date and currently there are no plans to terminate this program in the future.

Item 6.          EXHIBITS

A.	Exhibits

10.1	Employment Agreement between Hill-Rom Holdings, Inc. and Deborah Rasin (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-Q on February 1, 2016

10.2	Letter Agreement between Hill-Rom Holdings, Inc. and Jason Richardson (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K on March 16, 2016)

10.3	Employment Agreement between Hill-Rom Holdings, Inc. and Dirk Ehlers dated January 13, 2016

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Extension Labels Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILL-ROM HOLDINGS, INC.
(Registrant)

DATE: April 29, 2016	By:	/s/ Steven J. Strobel
	Name: Title:	Steven J. Strobel Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)