Form 10-Q
period 2016-06-30
Hill-Rom Holdings, Inc.
filed 2016-08-04
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016

OR

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____ to ____

Commission File No. 1-6651

Hill-Rom®

Enhancing Outcomes for Patients and Their Caregivers.™

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

Indicate by check mark whether the registrant is a large acceleratedfiler, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule12b-2 of the Exchange Act).

Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐       Smaller reporting company ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, without par value – 65,464,951 shares as of July 27, 2016.

HILL-ROM HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Quarter Ended June 30		Year to Date Ended June 30
	2016	2015	2016	2015
Net Revenue
Product sales and service	$556.0	$376.8	$1,650.4	$1,125.9
Rental revenue	99.4	97.7	298.8	288.4
Total revenue	655.4	474.5	1,949.2	1,414.3

Cost of Revenue
Cost of goods sold	293.6	217.9	896.0	652.3
Rental expenses	46.4	47.1	142.9	138.4
Total cost of revenue	340.0	265.0	1,038.9	790.7

Gross Profit	315.4	209.5	910.3	623.6

Research and development expenses	33.6	23.3	101.5	67.3
Selling and administrative expenses	209.9	150.5	640.5	455.5
Special charges (Note 8)	13.7	4.4	31.5	11.9

Operating Profit	58.2	31.3	136.8	88.9

Interest expense	(23.0)	(3.3)	(68.2)	(9.5)
Investment income and other, net	0.1	-	0.6	2.2

Income Before Income Taxes	35.3	28.0	69.2	81.6

Income tax (benefit) expense (Note 9)	(9.7)	9.3	(2.2)	24.7

Net Income	45.0	18.7	71.4	56.9

Less: Net loss attributable to noncontrolling interests	(0.3)	(0.4)	(1.0)	(0.4)

Net Income Attributable to Common Shareholders	$45.3	$19.1	$72.4	$57.3

Net Income Attributable to Common Shareholders
per Common Share - Basic	$0.69	$0.34	$1.11	$1.01

Net Income Attributable to Common Shareholders
per Common Share - Diluted	$0.68	$0.33	$1.09	$0.99

Dividends per Common Share	$0.1700	$0.1600	$0.5000	$0.4725

Average Common Shares Outstanding - Basic (thousands) (Note 10)	65,406	56,670	65,300	56,777

Average Common Shares Outstanding - Diluted (thousands) (Note 10)	66,552	57,899	66,402	57,943

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Quarter Ended June 30		Year to Date Ended June 30
	2016	2015	2016	2015
Net Income	$45.0	$18.7	$71.4	$56.9

Other Comprehensive (Loss) Income, net of tax (Note 7):

Available-for-sale securities and hedges	(3.3)	0.1	(5.0)	(0.5)
Foreign currency translation adjustment	(20.1)	19.4	(17.7)	(51.2)
Change in pension and postretirement defined benefit plans	0.9	0.8	2.2	2.6
Total Other Comprehensive (Loss) Income, net of tax	(22.5)	20.3	(20.5)	(49.1)

Total Comprehensive Income	22.5	39.0	50.9	7.8

Less: Comprehensive loss attributable to noncontrolling interests	(0.3)	(0.4)	(1.0)	(0.4)

Total Comprehensive Income Attributable to Common Shareholders	$22.8	$39.4	$51.9	$8.2

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In millions)

	June 30, 2016	September 30, 2015
ASSETS
Current Assets
Cash and cash equivalents	$199.6	$192.8
Trade accounts receivable, net of allowances (Note 2)	459.0	494.7
Inventories (Note 2)	254.4	267.4
Deferred income taxes (Notes 1 and 9)	-	77.0
Other current assets	92.7	109.1
Total current assets	1,005.7	1,141.0

Property, plant and equipment, net (Note 2)	356.3	378.4
Goodwill (Note 4)	1,606.7	1,610.5
Software and other intangible assets, net (Note 2)	1,173.0	1,247.7
Deferred income taxes (Notes 1 and 9)	47.2	21.6
Other assets	47.6	58.4
Total Assets	$4,236.5	$4,457.6

LIABILITIES
Current Liabilities
Trade accounts payable	$117.8	$136.3
Short-term borrowings (Note 5)	76.8	58.0
Accrued compensation	109.3	171.8
Accrued product warranties (Note 12)	27.0	32.1
Accrued rebates	35.9	33.7
Other current liabilities	137.4	146.9
Total current liabilities	504.2	578.8

Long-term debt (Note 5)	2,054.6	2,175.2
Accrued pension and postretirement benefits (Note 6)	119.4	118.8
Deferred income taxes (Notes 1 and 9)	320.6	380.6
Other long-term liabilities	40.0	47.3
Total Liabilities	3,038.8	3,300.7

Commitments and Contingencies (Note 14)

SHAREHOLDERS' EQUITY
Common Stock (Note 2)	4.4	4.4
Additional paid-in-capital	575.9	562.0
Retained earnings	1,549.3	1,509.9
Accumulated other comprehensive loss (Note 7)	(161.3)	(140.8)
Treasury stock, at cost (Note 2)	(779.6)	(788.6)
Total Shareholders' Equity Attributable to Common Shareholders	1,188.7	1,146.9
Noncontrolling interests	9.0	10.0
Total Shareholders' Equity	1,197.7	1,156.9
Total Liabilities and Shareholders' Equity	$4,236.5	$4,457.6

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)
	Year to Date Ended June 30
	2016	2015
Operating Activities
Net income	$71.4	$56.9
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	71.9	53.1
Amortization	12.9	8.3
Acquisition-related intangible asset amortization	72.1	23.4
Provision for deferred income taxes	(7.9)	(12.3)
Loss on disposal of property, equipment leased to others,
intangible assets, and impairments	1.4	-
Stock compensation	18.1	14.0
Excess tax benefits from employee stock plans	(1.3)	(1.7)
Change in working capital excluding cash, current debt,
acquisitions and dispositions:
Trade accounts receivable	33.5	4.7
Inventories	11.8	(3.4)
Other current assets	16.5	(5.1)
Trade accounts payable	(15.3)	(18.1)
Accrued expenses and other liabilities	(79.0)	0.3
Other, net	(0.7)	4.3
Net cash provided by operating activities	205.4	124.4

Investing Activities
Capital expenditures and purchases of intangible assets	(60.7)	(102.6)
Proceeds on sale of property and equipment leased to others	1.5	1.2
Payment for acquisition of businesses, net of cash acquired	0.5	(5.1)
Other	(1.6)	2.1
Net cash used in investing activities	(60.3)	(104.4)

Financing Activities
Net change in short-term debt	-	(0.7)
Proceeds from borrowing on long-term debt	2.5	-
Borrowings on revolving credit facility	20.0	95.0
Payments on revolver	(20.0)	-
Payment of long-term debt	(109.9)	(11.5)
Debt issuance costs	-	(1.6)
Purchase of noncontrolling interest of former joint venture	(0.4)	(1.6)
Payment of cash dividends	(32.6)	(26.7)
Proceeds on exercise of stock options	3.8	10.2
Proceeds from stock issuance	2.7	2.1
Excess tax benefits from employee stock plans	1.3	1.7
Treasury stock acquired	(3.5)	(57.4)
Net cash (used in) provided by financing activities	(136.1)	9.5

Effect of exchange rate changes on cash	(2.2)	(5.4)

Net Cash Flows	6.8	24.1

Cash and Cash Equivalents:
At beginning of period	192.8	99.3
At end of period	$199.6	$123.4

See Notes to Condensed Consolidated Financial Statement

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

As of June 30, 2016, we had $21.0 million of valuation allowances on deferred tax assets, on a tax-effected basis, primarily related to state tax credit carryforwards that are not expected to be utilized.  The valuation allowances decreased by $19.7 million in the year to date period ended June 30, 2016 due primarily to the release of the valuation allowance on the net deferred tax assets in France. The release of the valuation allowance was due mainly to changes in our operating structure which impacted our projection of future taxable income and our expectation as to the utilization of net operating loss carryforwards. We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances.

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

2.  Supplementary Balance Sheet Information
	June 30, 2016	September 30, 2015

Allowance for possible losses and discounts on trade receivables	$25.7	$26.0

Inventories:
Finished products	$126.7	$133.2
Raw materials and work in process	127.7	134.2
Total inventory	$254.4	$267.4

Accumulated depreciation of property, plant and equipment	$621.5	$598.0

Accumulated amortization of software and other intangible assets	$376.2	$304.4

Preferred stock, without par value:
Shares authorized	1,000,000	1,000,000
Shares issued	None	None

Common stock, without par value:
Shares authorized	199,000,000	199,000,000
Shares issued	88,457,634	88,457,634
Shares outstanding	65,464,242	65,165,896

Treasury shares	22,993,392	23,291,738

3. Acquisitions

Welch Allyn

On September 8, 2015, we completed the acquisition of Welch Allyn Holdings, Inc. and its subsidiaries (collectively, “Welch Allyn”) for a consideration of $1,686.8 million in cash ($1,633.1 million, net of cash acquired) and 8,133,722 shares of Hill-Rom common stock for a total combined purchase price of approximately $2.1 billion. Welch Allyn is a leading manufacturer of medical diagnostic equipment and offers a diversified portfolio of devices that assess, diagnose, treat, and manage a wide variety of illnesses and diseases.

The transaction was funded with new borrowings, including $1.8 billion in term loans and $425.0 million of senior notes issued in a private placement debt offering. Funds from this new financing were also used to retire pre-existing debt. Refer to Note 5 for additional information regarding our debt obligations.

The following summarizes the fair value of assets acquired and liabilities assumed at the date of the acquisition. During the first, second, and third quarters of 2016, we made certain adjustments to the opening balance sheet as of the acquisition date, the most significant of which related to a fair value adjustment recorded in the second quarter to decrease the estimated fair value of an investment acquired. These amounts are preliminary and subject to normal true-up provisions in the purchase agreement and other fair value adjustments.

Amount

Trade receivables	$63.2
Inventory	110.5
Other current assets	52.7
Current deferred income taxes	27.3
Property, plant, and equipment	93.2
Goodwill	1,206.8
Trade name (indefinite life)	434.0
Customer relationships (12-year useful life)	516.8
Developed technology (7-year weighted average useful life)	54.0
Other intangibles	19.9
Other noncurrent assets	26.5
Current liabilities	(161.5)
Noncurrent deferred income taxes	(368.9)
Other noncurrent liabilities	(25.1)
Total purchase price, net of cash acquired	$2,049.4

Fair value of common stock issued	$416.3
Cash payment, net of cash acquired	1,633.1
Total consideration	$2,049.4

Goodwill from the Welch Allyn acquisition, which is not deductible for tax purposes, is primarily due to enhanced customer relevance and a stronger competitive position resulting from the business combination, including a complementary commercial position, product portfolio, and enhanced synergies. Welch Allyn is included in the Front Line Care reportable segment.

Our total revenue on an unaudited pro forma basis, as if the Welch Allyn acquisition had been consummated at the beginning of our 2014 fiscal year, would have been higher by approximately $169 million and $508 million for the quarter and year to date periods ended June 30, 2015. On the same unaudited pro forma basis, our net income would have been lower by approximately $25 million and $55 million for the quarter and year to date periods ended June 30, 2015. Pro forma net income is adversely impacted by significant costs related to the transaction including financing costs and purchase price accounting, including the effects of amortization of acquisition-related intangibles.

The unaudited pro forma results are based on our historical financial statements and those of the Welch Allyn business and do not necessarily indicate the results of operations that would have resulted had the acquisition been completed at or prior to the beginning of the comparable period presented and are not indicative of the results of operations in future periods.

4.  Goodwill and Indefinite-Lived Intangible Assets

The following summarizes goodwill activity by reportable segment:

	North America	Surgical Solutions	International	Front Line Care	Total
Balances at September 30, 2015:
Goodwill	$390.6	$343.8	$145.4	$1,203.5	$2,083.3
Accumulated impairment losses	(358.1)	-	(114.7)	-	(472.8)
Goodwill, net at September 30, 2015	32.5	343.8	30.7	1,203.5	1,610.5

Changes in Goodwill during the period:
Goodwill related to acquisitions	-	1.1	-	3.3	4.4
Currency translation effect	-	(8.0)	(0.2)	-	(8.2)

Balances at June 30, 2016:
Goodwill	390.6	336.9	145.2	1,206.8	2,079.5
Accumulated impairment losses	(358.1)	-	(114.7)	-	(472.8)
Goodwill, net at June 30, 2016	$32.5	$336.9	$30.5	$1,206.8	$1,606.7

The goodwill assigned to the reporting units was not impacted by the segment changes discussed in Note 13.

As discussed in Note 13, we operate in four reportable business segments.  Goodwill impairment testing is performed at the reporting unit level, which is one level below our reportable business segment.  We have determined that we have eleven reporting units.  Goodwill is assigned to reporting units at the date the goodwill is initially recorded and has been reallocated as necessary based on the restructuring of reporting units over time.  Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.

Testing for impairment must be performed annually, or on an interim basis upon the occurrence of a triggering event or change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The annual evaluation of goodwill performed during the third quarter of fiscal 2016 and 2015 did not result in any impairments.

Indefinite-lived intangible assets

We have various indefinite-lived intangible assets representing trade names with a carrying value of $466.9 million as of June 30, 2016 and September 30, 2015.  Testing for impairment must be performed annually, or on an interim basis upon the occurrence of a triggering event or change in circumstances that would more likely than not reduce the fair value of an indefinite-lived intangible asset below its carrying amount.  The annual evaluation of indefinite-lived intangible assets performed during the third quarter of fiscal 2016 and 2015 did not result in impairment.

5.  Financing Agreements

Total debt consists of the following:

	June 30, 2016	September 30, 2015
Current portion of long-term debt	$76.8	$58.0
Senior secured Term Loan A, long-term portion	878.8	931.7
Senior secured Term Loan B, long-term portion	708.8	778.3
Senior unsecured 5.75% notes due on September 1, 2023	418.9	418.2
Unsecured 7.00% debentures due on February 15, 2024	13.8	13.8
Unsecured 6.75% debentures due on December 15, 2027	29.8	29.6
Other	4.5	3.6
Total debt	2,131.4	2,233.2
Less current portion of debt	76.8	58.0
Total long-term debt	$2,054.6	$2,175.2

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

The TLA Facility, TLB Facility, and Revolving Credit Facility (collectively, the “Senior Secured Credit Facilities”) all bear interest at variable rates which are currently less than 4.0 percent. These interest rates are based primarily on the London Interbank Offered Rate (LIBOR), but under certain conditions could also be based on the U.S. Federal Funds Rate or the U.S. Prime Rate, at our option. The TLA Facility and TLB Facility have required principal payments. The TLA Facility requires minimum principal payments of $50.0 million in fiscal 2016, $75.0 million in fiscal 2017, and $100.0 million annually thereafter, with the remaining unpaid principal balance due at maturity. The TLB Facility requires annual principal payments of $8.0 million with the remaining unpaid principal balance due at maturity. We will be able to voluntarily prepay outstanding loans under the TLA Facility and the TLB Facility at any time. During the year to date period ended June 30, 2016, we made voluntary prepayments of $65.0 million on the TLB Facility.

At June 30, 2016, there were no borrowings on the Revolving Credit Facility, and available borrowing capacity was $491.7 million after giving effect to $8.3 million of outstanding standby letters of credit. The availability of borrowings under our Revolving Credit Facility is subject to our ability at the time of borrowing to meet certain specified conditions, including compliance with covenants contained in the governing credit agreement.

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

The Senior Notes bear interest at a fixed rate of 5.75 percent annually. These notes were issued at par in a private placement offering and are not registered securities on any public market. All of the Senior Notes are outstanding as of June 30, 2016. We are not required to make any mandatory redemption or sinking fund payments with respect to the notes, other than in certain circumstances such as a change in control or material sale of assets. We may redeem the notes prior to maturity, but doing so prior to September 1, 2021 would require payment of a premium on any amounts redeemed, the amount of which varies based on the timing of the redemption. The indenture governing the Senior Notes contains certain covenants which impose limitations on the amount of dividends we may pay and the amount of common shares we may repurchase in the open market, but we do not expect these covenants to affect our current dividend policy or open share repurchase program. The terms of this indenture also impose certain restrictions on the amount and type of additional indebtedness we may obtain in the future, as well as the types of liens and guarantees we may provide.

We are in compliance with all financial covenants as of June 30, 2016.

As of June 30, 2016, unamortized debt issuance costs of $33.5 million have been recorded as a reduction of the carrying value of the related debt, compared to $39.1 million at September 30, 2015. In addition, $8.0 million of costs attributable to the Revolving Credit Facility are recorded as a component of other long-term assets on the Condensed Consolidated Balance Sheets as of June 30, 2016, compared with $9.4 million as of September 30, 2015. These costs will amortize into interest expense over the terms of the related credit facilities.

We are exposed to market risk from fluctuations in interest rates. We sometimes manage our exposure to interest rate fluctuations through the use of interest rate swaps (cash flow hedges). As of June 30, 2016, we had five interest rate swap agreements, with notional amounts of $600.0 million, in aggregate, to hedge the variability of cash flows associated with a portion of the variable interest rate payments for the period April 2016 to September 2020 on the Senior Secured Credit Facilities. The interest rate swaps have effective dates ranging between April 1, 2016 and December 31, 2019 and were designated as cash flow hedges.  At June 30, 2016, these swaps were in a liability position with an aggregate fair value of $8.4 million. We classify fair value measurements on our interest rate swaps as Level 2, as described in Note 1.

Unsecured debentures outstanding at June 30, 2016 and September 30, 2015 have fixed rates of interest. We have deferred gains included in the amounts above from the termination of previous interest rate swap agreements, and those deferred gains amounted to less than $1.0 million at both June 30, 2016 and September 30, 2015. The deferred gains on the termination of the swaps are being amortized and recognized as a reduction of interest expense over the remaining term of the related debt, and as a result, the effective interest rates on that debt have been and will continue to be lower than the stated interest rates on the debt.

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

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The book values of our short-term debt instruments approximate fair value. The estimated fair values of our long-term debt instruments, including the current portion, are described in the table below:

	June 30, 2016	September 30, 2015
Senior secured Term Loan A	$921.4	$990.7
Senior secured Term Loan B	715.6	780.7
Senior unsecured 5.75% notes due on September 1, 2023	438.3	428.4
Unsecured debentures	44.4	43.4
Total debt	$2,119.7	$2,243.2

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
	Quarter Ended June 30		Year to Date Ended June 30
	2016	2015	2016	2015
Service cost	$1.3	$1.4	$3.8	$4.1
Interest cost	2.8	3.7	8.2	11.1
Expected return on plan assets	(3.3)	(4.3)	(9.8)	(12.8)
Amortization of unrecognized prior service cost, net	0.1	0.2	0.2	0.5
Amortization of net loss	1.1	1.3	3.4	4.0
Net pension expense	$2.0	$2.3	$5.8	$6.9

Beginning in the first quarter of fiscal 2016, we elected to change the method we use to estimate the service and interest cost components of net periodic benefit cost for our defined benefit pension plans to a spot yield curve approach. Previously, we estimated the service and interest cost components of pension expense using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. Under the new approach, we apply discounting using individual spot rates from a yield curve composed of the rates of return on several hundred high-quality, fixed income corporate bonds available at the measurement date. These spot rates align to each of the projected benefit obligations and service cost cash flows. The service cost component relates to the active participants in the plan, so the relevant cash flows on which to apply the yield curve are considerably longer in duration on average than the total projected benefit obligation cash flows, which also include benefit payments to retirees. Interest cost is computed by multiplying each spot rate by the corresponding discounted projected benefit obligation cash flows. The spot yield curve approach reduces any actuarial gains and losses based upon interest rate expectations (e.g., built-in gains in interest cost in an upward sloping yield curve scenario), or gains and losses merely resulting from the timing and magnitude of cash outflows associated with our benefit obligations. The change does not affect the measurement of the total benefit obligations as the change in service and interest costs offsets in the actuarial gains and losses recorded in other comprehensive income.

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

We have defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees. The general purpose of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings. Our contributions to the plans are based on eligibility and employee contributions. Expense under these plans was $6.8 million and $4.6 million in each of the quarterly periods ended June 30, 2016 and 2015, and $20.1 million and $12.6 million in the year to date periods ended June 30, 2016 and 2015.

7.  Other Comprehensive Income

The following table represents the changes in accumulated other comprehensive loss by component:

	Quarter Ended June 30, 2016
	Other comprehensive income (loss)					Accumulated other comprehensive loss
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Available-for-sale securities and hedges	$(5.5)	$0.4	$(5.1)	$1.8	$(3.3)	$(1.7)	$(3.3)	$(5.0)
Foreign currency translation adjustment	(20.1)	-	(20.1)	-	(20.1)	(90.4)	(20.1)	(110.5)
Change in pension and postretirement defined benefit plans	-	1.1	1.1	(0.2)	0.9	(46.7)	0.9	(45.8)
Total	$(25.6)	$1.5	$(24.1)	$1.6	$(22.5)	$(138.8)	$(22.5)	$(161.3)

	Quarter Ended June 30, 2015
	Other comprehensive income (loss)					Accumulated other comprehensive loss
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Available-for-sale securities and hedges	$0.2	$-	$0.2	$(0.1)	$0.1	$(0.6)	$0.1	$(0.5)
Foreign currency translation adjustment	19.4	-	19.4	-	19.4	(104.8)	19.4	(85.4)
Change in pension and postretirement defined benefit plans	-	1.4	1.4	(0.6)	0.8	(38.1)	0.8	(37.3)
Total	$19.6	$1.4	$21.0	$(0.7)	$20.3	$(143.5)	$20.3	$(123.2)

	Year to Date Ended June 30, 2016
	Other comprehensive income (loss)					Accumulated other comprehensive loss
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Available-for-sale securities and hedges	$(8.1)	$0.4	$(7.7)	$2.7	$(5.0)	$-	$(5.0)	$(5.0)
Foreign currency translation adjustment	(17.7)	-	(17.7)	-	(17.7)	(92.8)	(17.7)	(110.5)
Change in pension and postretirement defined benefit plans	-	3.2	3.2	(1.0)	2.2	(48.0)	2.2	(45.8)
Total	$(25.8)	$3.6	$(22.2)	$1.7	$(20.5)	$(140.8)	$(20.5)	$(161.3)

	Year to Date Ended June 30, 2015
	Other comprehensive income (loss)					Accumulated other comprehensive loss
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Available-for-sale securities and hedges	$(0.8)	$-	$(0.8)	$0.3	$(0.5)	$-	$(0.5)	$(0.5)
Foreign currency translation adjustment	(51.2)	-	(51.2)	-	(51.2)	(34.2)	(51.2)	(85.4)
Change in pension and postretirement defined benefit plans	0.1	4.1	4.2	(1.6)	2.6	(39.9)	2.6	(37.3)
Total	$(51.9)	$4.1	$(47.8)	$(1.3)	$(49.1)	$(74.1)	$(49.1)	$(123.2)

The following table represents the items reclassified out of accumulated other comprehensive loss and the related tax effects:

	Quarter Ended June 30
	2016			2015
	Amount reclassified	Tax effect	Net of tax	Amount reclassified	Tax effect	Net of tax
Available-for-sale securities and hedges (a)	$0.4	$(0.2)	$0.2	$-	$-	$-

Change in pension and postretirement defined benefit plans (b)	$1.1	$(0.2)	$0.9	$1.4	$(0.6)	$0.8

	Year to Date Ended June 30
	2016			2015
	Amount reclassified	Tax effect	Net of tax	Amount reclassified	Tax effect	Net of tax
Available-for-sale securities and hedges (a)	$0.4	$(0.2)	$0.2	$-	$-	$-

Change in pension and postretirement defined benefit plans (b)	$3.2	$(1.0)	$2.2	$4.1	$(1.6)	$2.5

(a) Reclassified from accumulated other comprehensive loss into other income (expense), net.
(b) Reclassified from accumulated other comprehensive loss into cost of goods sold and selling and administrative expenses.  These components are included in the computation of net periodic pension expense.

8.  Special Charges

In connection with various organizational changes implemented to improve our business alignment and cost structure, we recognized special charges of $13.7 million and $4.4 million for the quarters ended June 30, 2016 and 2015, and $31.5 million and $11.9 million for the year to date periods ended June 30, 2016 and 2015. These charges are summarized below.

Welch Allyn Integration and Business Realignment
In conjunction with the acquisition of Welch Allyn in September 2015, we initiated plans to realign our business structure to facilitate the integration, take full advantage of available synergies, and position our existing businesses to capitalize on opportunities for growth. Immediately after the acquisition was completed, we eliminated approximately 100 positions in Welch Allyn’s corporate support and administrative functions. We recorded special charges of $14.4 million in the fourth quarter of fiscal 2015 related to this action and, as many of the affected employees were required to continue service for a specified period of time, additional amounts associated with this initial action were incurred through the second quarter of fiscal 2016.  In addition, during fiscal 2016, we have incurred costs, including severance and benefit costs, associated with other business realignment and integration activities.  During the quarter and year to date periods ended June 30, 2016, we incurred total integration and business realignment charges of approximately $4.4 million and $15.2 million, of which $2.5 million and $11.7 million were severance and benefit costs. We are continuing to evaluate additional actions related to integration and business realignment and expect additional special charges to be incurred, however, it is not practical to estimate the amount of these future expected costs.

Site Consolidation
In the third quarter of fiscal 2015, we initiated a plan to streamline our operations and simplify our supply chain by consolidating certain manufacturing and distribution operations. As part of this action, we announced the closure of sites in Redditch, England and Charleston, South Carolina. During fiscal 2015, we recorded severance and benefit charges of $2.7 million for approximately 160 employees to be displaced by the closures, as well as $1.8 million of other related costs. In the third quarter of fiscal 2016, we announced the closure of sites in Vuollerim, Sweden and Montpellier, France. During the quarter and year to date periods ended June 30, 2016, we recorded total charges related to the combined activities of $8.1 million and $12.0 million related to these actions, including $6.0 million of severance and benefit costs in the third quarter of 2016. We expect to incur $4 million to $6 million of additional charges in fiscal 2016 and fiscal 2017 for personnel costs and site closure expenses related to these actions. We are continuing to evaluate our facilities footprint and additional costs are expected to be incurred with respect to other actions in the future, however, it is not practical to estimate the amount of these future expected costs until such time as the evaluations are complete.

2014 Global Transformation
During the second quarter of fiscal 2014, we announced a global transformation program focused on improving our cost structure. The domestic portion of this action was completed in fiscal 2015. Part of this program included reducing our European manufacturing capacity and streamlining our global operations by, among other things, executing a back office process transformation program in Europe. The restructuring in Europe is in process and, for the quarter and year to date periods ended June 30, 2016, resulted in charges of $1.2 million and $4.3 million for severance and benefit costs, legal and professional fees, temporary labor, project management, and other administrative functions. These amounts compare to charges of $2.2 million and $9.7 million (net of reversals) in the prior year quarter and year to date periods.  Since the inception of the 2014 global transformation program through June 30, 2016, we have recognized aggregate special charges of $41.9 million. We expect to incur $2 million to $4 million of additional costs through the completion of the program.

For all accrued severance and other benefit charges described above, we record restructuring reserves within other current liabilities. The reserve activity for severance and other benefits during the year to date period ended June 30, 2016 was as follows:

Balance at September 30, 2015	$24.3
Expenses	19.3
Cash Payments	(27.3)
Reversals	(0.3)
Balance at June 30, 2016	$16.0

9.  Income Taxes

The effective tax rate for the quarter and year to date periods ended June 30, 2016 was (27.5) and (3.2) percent compared to 33.2 and 30.3 percent for the quarter and year to date periods in the prior year. The lower effective tax rates in the current year were primarily due to the release of the valuation allowance on our deferred tax assets discussed in Note 1 along with lower tax expense related to the impact of changes in our operating structure impacting the geographic distribution of income and expenses and the reinstatement of the research tax credit further discussed below.

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

Earnings per share are calculated as follows (share information in thousands):

	Quarter Ended June 30		Year to Date Ended June 30
	2016	2015	2016	2015

Net income attributable to common shareholders	$45.3	$19.1	$72.4	$57.3

Average shares outstanding - Basic	65,406	56,670	65,300	56,777
Add potential effect of exercise of stock options
and other unvested equity awards	1,146	1,229	1,102	1,166
Average shares outstanding - Diluted	66,552	57,899	66,402	57,943

Net income attributable to common shareholders per common share - Basic	$0.69	$0.34	$1.11	$1.01

Net income attributable to common shareholders per common share - Diluted	$0.68	$0.33	$1.09	$0.99

Shares with anti-dilutive effect excluded from the computation of Diluted EPS	557	239	502	457

11.  Common Stock

The stock-based compensation cost that was charged against income, net of tax, for all plans was $3.8 million and $2.5 million in each of the quarterly periods ended June 30, 2016 and 2015, and $11.5 million and $8.9 million in the year to date periods ended June 30, 2016 and 2015.

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

A reconciliation of changes in the warranty reserve for the periods covered in this report is as follows:

	Quarter Ended June 30		Year to Date Ended June 30
	2016	2015	2016	2015

Balance at beginning of period	$28.8	$27.2	$32.1	$28.4
Provision for warranties during the period	3.5	5.8	11.3	12.3
Warranty reserves acquired	-	1.1	-	2.2
Warranty claims during the period	(5.3)	(4.7)	(16.4)	(13.5)
Balance at end of period	$27.0	$29.4	$27.0	$29.4

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

13.  Segment Reporting

We disclose segment information that is consistent with the way in which management operates and views the business. During our second quarter of 2016, we changed our segment reporting to reflect changes in our organizational structure and management’s operation and view of the business.  We combined the global Respiratory Care business and the Welch Allyn operations into a new segment called Front Line Care.  Our Surgical Solutions segment now represents the surgical component of what was previously included in our Surgical and Respiratory Care segment.  The prior year segment information included in this Note has been updated to reflect these changes. Our revised operating structure contains the following reporting segments:

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

Under our revised segments, our performance continues to be measured on a divisional income basis before non-allocated operating and administrative costs, impairment of other intangibles, litigation, special charges, acquisition and integration costs, acquisition-related intangible asset amortization, and other unusual events. Divisional income generally represents the division’s gross profit less its direct operating costs along with an allocation of manufacturing and distribution costs, research and development and certain corporate functional expenses.

Non-allocated operating and administrative costs include functional expenses that support the entire organization such as administration, finance, legal and human resources, expenses associated with strategic developments, acquisition-related intangible asset amortization, and other events that are not indicative of operating trends. We exclude such amounts from divisional income to allow management to evaluate and understand divisional operating trends.
	Quarter Ended June 30		Year to Date Ended June 30
	2016	2015	2016	2015
Revenue:
North America	$267.8	$252.4	$786.5	$724.5
Front Line Care	192.7	22.1	598.2	66.6
Surgical Solutions	101.7	98.6	296.1	303.0
International	93.2	101.4	268.4	320.2
Total revenue	$655.4	$474.5	$1,949.2	$1,414.3

Divisional income (loss):
North America	$68.0	$51.3	$186.6	$142.1
Front Line Care	47.5	6.7	143.2	21.3
Surgical Solutions	10.6	12.2	30.9	37.2
International	(1.0)	1.2	(13.2)	6.5

Other operating costs:
Non-allocated operating costs, administrative costs, and other	53.2	35.7	179.2	106.3
Special charges	13.7	4.4	31.5	11.9
Operating profit	58.2	31.3	136.8	88.9

Interest expense	(23.0)	(3.3)	(68.2)	(9.5)
Investment income and other, net	0.1	-	0.6	2.2
Income before income taxes	$35.3	$28.0	$69.2	$81.6

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

During our second quarter of 2016, we changed our segment reporting to reflect changes in our organizational structure and management’s operation and view of the business.  We combined the global Respiratory Care business and the Welch Allyn operations into a new segment called Front Line Care.  Our Surgical Solutions segment now represents the surgical component of what was previously included in our Surgical and Respiratory Care segment.  The prior year segment information has been updated to reflect these changes. Our revised operating structure contains the following reporting segments:

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

Under our revised segments, our performance continues to be measured on a divisional income basis before non-allocated operating and administrative costs, impairment of other intangibles, litigation, special charges, acquisition and integration costs, acquisition-related intangible asset amortization, and other unusual events. Divisional income generally represents the division’s gross profit less its direct operating costs along with an allocation of manufacturing and distribution costs, research and development and certain corporate functional expenses.

Non-allocated operating and administrative costs include functional expenses that support the entire organization such as administration, finance, legal and human resources, expenses associated with strategic developments, acquisition-related intangible asset amortization, and other events that are not indicative of operating trends. We exclude such amounts from divisional income to allow management to evaluate and understand divisional operating trends.

Net Revenue

					U.S.	OUS
	Quarter Ended June 30		Change As	Constant	Change As	Change As	Constant
	2016	2015	Reported	Currency	Reported	Reported	Currency

Product sales and service	$556.0	$376.8	47.6%	48.1%	63.4%	24.8%	26.1%

Rental revenue	99.4	97.7	1.7%	1.9%	2.7%	(4.8%)	(3.2%)

Total revenue	$655.4	$474.5	38.1%	38.6%	46.6%	22.5%	23.9%

					U.S.	OUS
	Year to Date Ended June 30		Change As	Constant	Change As	Change As	Constant
	2016	2015	Reported	Currency	Reported	Reported	Currency

Product sales and service	$1,650.4	$1,125.9	46.6%	49.2%	67.0%	19.7%	25.9%

Rental revenue	298.8	288.4	3.6%	4.3%	6.0%	(11.1%)	(6.0%)

Total revenue	$1,949.2	$1,414.3	37.8%	40.1%	49.9%	17.4%	23.4%

OUS - Outside of the U.S.

Product sales and service revenue increased due to the Welch Allyn acquisition, which contributed $169.1 million and $529.4 million for the three- and nine-month periods ended June 30, 2016. Excluding Welch Allyn, product sales and service revenue increased 2.7 percent and decreased 0.4 percent on a reported basis for the quarter and year to date periods and on a constant currency basis increased 2.9 and 1.3 percent for the quarter and year to date periods. These movements were driven by higher patient support systems and clinical workflow solutions sales in our North America segment, which were partially offset by lower sales of patient support systems and surgical products primarily in the Middle East and Latin America for the three- and nine-month periods ended June 30, 2016 as a result of macro-economic conditions in these regions. Revenue for the nine-month period in Europe was also lower, but was relatively flat during the three-month period ended June 30, 2016.

Rental revenue increased 1.7 and 3.6 percent on a reported basis. This increase was mainly driven by higher volumes in our North America segment. This increase was partially offset by decreased International rental revenue resulting from volume declines and pricing pressures in Europe.

Gross Profit

	Quarter Ended June 30		Change
	2016	2015
Gross Profit
Product sales and service	$262.4	$158.9	65.1%
Percent of Related Revenue	47.2%	42.2%	500 bps

Rental	53.0	50.6	4.7%
Percent of Related Revenue	53.3%	51.8%	150 bps

Total Gross Profit	$315.4	$209.5	50.5%
Percent of Total Revenue	48.1%	44.2%	390 bps

	Year to Date Ended June 30		Change
	2016	2015
Gross Profit
Product sales and service	$754.4	$473.6	59.3%
Percent of Related Revenue	45.7%	42.1%	360 bps

Rental	155.9	150.0	3.9%
Percent of Related Revenue	52.2%	52.0%	20 bps

Total Gross Profit	$910.3	$623.6	46.0%
Percent of Total Revenue	46.7%	44.1%	260 bps

Product sales and service gross margin increased 500 and 360 basis points for the quarter and year to date periods. The increases in gross margin were driven primarily by the addition of Welch Allyn’s higher gross margins. These increases are despite the negative effect of a higher amount of inventory step-up, with $19.5 million related to the Welch Allyn acquisition recognized in our fiscal first quarter compared to $4.8 million for Trumpf Medical in the comparable prior year first quarter. Excluding the impact of inventory step-up and the impact of the Welch Allyn acquisition, organic gross margin improved 190 and 120 basis points, for the three- and nine-month periods ended June 30, 2016 on favorable product mix in our North America segment, as well as manufacturing efficiencies and favorable geographic mix. These increases were partially offset by year to date gross margin declines in our International segment driven by lower volumes.

Rental gross margin increased 150 and 20 basis points for the three- and nine-month periods ended June 30, 2016. Gross margin was favorably impacted by increased volume, favorable product mix, and increased leverage of fleet and field service infrastructure in North America, but these were partially offset by the unfavorable impacts of lower volumes and pricing pressures in our International segment and unfavorable product mix in the respiratory care business of our Front Line Care segment.

Other

	Quarter Ended June 30		Year to Date Ended June 30
	2016	2015	2016	2015

Research and development expenses	$33.6	$23.3	$101.5	$67.3
Percent of Total Revenue	5.1%	4.9%	5.2%	4.8%

Selling and administrative expenses	$209.9	$150.5	$640.5	$455.5
Percent of Total Revenue	32.0%	31.7%	32.9%	32.2%

Special charges	$13.7	$4.4	$31.5	$11.9

Interest expense	$(23.0)	$(3.3)	$(68.2)	$(9.5)
Investment income and other, net	$0.1	$-	$0.6	$2.2

Research and development expenses increased 44.2 and 50.8 percent for the three- and nine-month periods ended June 30, 2016, primarily due to the addition of Welch Allyn and additional investment in new product development initiatives in Surgical Solutions and in our respiratory care business. As a percentage of total revenue, selling and administrative expenses were up in both the quarter and year to date periods.  Selling and administrative expenses for the quarter and year to date periods ended June 30, 2016 include acquisition and integration costs and acquisition-related intangible asset amortization of $27.6 million and $86.3 million. Selling and administrative expenses for the quarter and year to date periods ended June 30, 2015 include acquisition and integration costs, acquisition-related intangible amortization, FDA remediation expenses, and litigation settlements and expenses that totaled $16.1 million and $40.5 million. Excluding these items, selling and administrative expenses decreased 50 and 90 basis points as a percentage of revenue.

We recognized special charges of $13.7 million and $31.5 million for the three- and nine-month periods ended June 30, 2016 and $4.4 million and $11.9 million for the three- and nine-month periods ended June 30, 2015, related to various organizational changes implemented to improve our business alignment and cost structure. These charges are summarized below.

Welch Allyn Integration and Business Realignment
In conjunction with the acquisition of Welch Allyn in September 2015, we initiated plans to realign our business structure to facilitate the integration, take full advantage of available synergies, and position our existing businesses to capitalize on opportunities for growth. Immediately after the acquisition was completed, we eliminated approximately 100 positions in Welch Allyn’s corporate support and administrative functions. We recorded special charges of $14.4 million in the fourth quarter of fiscal 2015 related to this action and, as many of the affected employees were required to continue service for a specified period of time, additional amounts associated with this initial action were incurred through the second quarter of fiscal 2016.  In addition, during fiscal 2016, we have incurred costs, including severance and benefit costs, associated with other business realignment and integration activities.  During the quarter and year to date periods ended June 30, 2016, we incurred total integration and business realignment charges of approximately $4.4 million and $15.2 million, of which $2.5 million and $11.7 million were severance and benefit costs. We are continuing to evaluate additional actions related to integration and business realignment and expect additional special charges to be incurred, however, it is not practical to estimate the amount of these future expected costs.

Site Consolidation
In the third quarter of fiscal 2015, we initiated a plan to streamline our operations and simplify our supply chain by consolidating certain manufacturing and distribution operations. As part of this action, we announced the closure of sites in Redditch, England and Charleston, South Carolina. During fiscal 2015, we recorded severance and benefit charges of $2.7 million for approximately 160 employees to be displaced by the closures, as well as $1.8 million of other related costs. In the third quarter of fiscal 2016, we announced the closure of sites in Vuollerim, Sweden and Montpellier, France. During the quarter and year to date periods ended June 30, 2016, we recorded total charges related to the combined activities of $8.1 million and $12.0 million related to these actions, including $6.0 million of severance and benefit costs in the third quarter of 2016. We expect to incur $4 million to $6 million of additional charges in fiscal 2016 and fiscal 2017 for personnel costs and site closure expenses related to these actions. We are continuing to evaluate our facilities footprint and additional costs are expected to be incurred with respect to other actions in the future, however, it is not practical to estimate the amount of these future expected costs until such time as the evaluations are complete.

2014 Global Transformation
During the second quarter of fiscal 2014, we announced a global transformation program focused on improving our cost structure. The domestic portion of this action was completed in fiscal 2015. Part of this program included reducing our European manufacturing capacity and streamlining our global operations by, among other things, executing a back office process transformation program in Europe. The restructuring in Europe is in process and, for the quarter and year to date periods ended June 30, 2016, resulted in charges of $1.2 million and $4.3 million for severance and benefit costs, legal and professional fees, temporary labor, project management, and other administrative functions. These amounts compare to charges of $2.2 million and $9.7 million (net of reversals) in the prior year quarter and year to date periods.  Since the inception of the 2014 global transformation program through June 30, 2016, we have recognized aggregate special charges of $41.9 million. We expect to incur $2 million to $4 million of additional costs through the completion of the program.

Interest expense was higher in the current quarter and year to date periods compared with the comparable periods in the prior year due to incremental borrowings made in connection with the Welch Allyn acquisition.

GAAP and Adjusted Earnings

Income before income taxes, income tax expense, and earnings attributable to common shareholders per diluted share are summarized in the table below. GAAP amounts are adjusted for certain items to aid management in evaluating the performance of the business. Income tax expense is computed by applying a blended statutory tax rate based on the jurisdictional mix of the respective before tax adjustment.

	Quarter Ended June 30, 2016				Quarter Ended June 30, 2015
	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS	Operating Margin[1]	Income Before Income Taxes	Income Tax Expense	Diluted EPS

GAAP Basis	8.9%	$35.3	$(9.7)	$0.68	6.6%	$28.0	$9.3	$0.33
Adjustments:
Acquisition and integration costs	0.5%	3.5	0.7	0.04	1.4%	6.8	2.3	0.08
Acquisition-related intangible asset amortization	3.7%	24.1	8.2	0.24	1.6%	7.7	2.1	0.10
FDA remediation expenses	-	-	-	-	0.3%	1.3	0.4	0.02
Field corrective actions	-	-	-	-	0.5%	2.6	0.8	0.03
Litigation settlements and expenses	-	-	-	-	0.1%	0.3	0.1	-
Special charges	2.1%	13.7	4.7	0.13	0.9%	4.4	0.9	0.06
Foreign valuation allowance and acquisition dividends	-	-	18.8	(0.28)	-	-	-	-
Adjusted Basis	15.2%	$76.6	$22.7	$0.81	11.5%	$51.1	$15.9	$0.62

	Year to Date Ended June 30, 2016				Year To Date Ended June 30, 2015
	Operating Margin[1]	Income Before Income Taxes	Income Tax Expense	Diluted EPS	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS[1]

GAAP Basis	7.0%	$69.2	$(2.2)	$1.09	6.3%	$81.6	$24.7	$0.99
Adjustments:
Acquisition and integration costs	1.7%	33.7	9.7	0.36	1.4%	19.5	6.3	0.23
Acquisition-related intangible asset amortization	3.7%	72.1	24.7	0.71	1.7%	23.4	6.5	0.29
FDA remediation expenses	-	-	-	-	0.2%	3.0	1.0	0.03
Field corrective actions	-	0.1	(0.1)	-	0.3%	4.9	1.5	0.06
Litigation settlements and expenses	-	-	-	-	-	(0.6)	(0.2)	(0.01)
Special charges	1.6%	31.5	10.5	0.32	0.8%	11.9	1.2	0.18
Foreign valuation allowance and acquisition dividends	-	-	18.8	(0.28)	-	-	1.9	(0.03)
Adjusted Basis	14.1%	$206.6	$61.4	$2.20	10.7%	$143.7	$42.9	$1.75

1 Total does not add due to rounding.

The effective tax rate for the quarter and year to date periods ended June 30, 2016 was (27.5) and (3.2) percent compared to 33.2 and 30.3 percent for the quarter and year to date periods in the prior year. The lower effective tax rates in the current year were primarily due to the release of the valuation allowance on our deferred tax assets discussed in Note 1 along with lower tax expense related to the impact of changes in our operating structure impacting the geographic distribution of income and expenses and the reinstatement of the research tax credit.

The adjusted effective tax rates for the three- and nine-month periods ended June 30, 2016 were 29.6 and 29.7 percent compared to 31.1 and 29.9 percent for the comparable periods in the prior year. The lower adjusted tax rate for the three-month period ended June 30, 2016 is related primarily to the change in operating structure outlined earlier.  For the year to date period, however, this benefit and the reinstatement of the research tax credit were partially offset by the higher mix of domestic income resulting from the Welch Allyn acquisition.

Net income attributable to common shareholders was $45.3 million for the third quarter ended June 30, 2016 compared to $19.1 million in the prior year period. On an adjusted basis for third quarter 2016, net income attributable to common shareholders increased $18.6 million, or 52.2 percent. Diluted earnings per share for third quarter 2016, increased 106.1 percent on a reported basis and 30.6 percent on an adjusted basis.  Net income attributable to common shareholders was $72.4 million for the year to date period, compared to $57.3 million in the prior year period.  On an adjusted basis, net income attributable to common shareholders, for the current year to date period, increased $45.0 million, or 44.5 percent.  Diluted earnings per share increased 10.1 percent on a reported basis and 25.7 percent on an adjusted basis for the year to date period compared to the prior year.

Business Segment Results of Operations

							U.S.		OUS
	Quarter Ended June 30		Change As		Constant		Change As		Change As		Constant
	2016	2015	Reported		Currency		Reported		Reported		Currency
Revenue:
North America	$267.8	$252.4	6.1%		6.3%		8.0%		(28.9%)		(24.2%)
Front Line Care	192.7	22.1	N/	M	N/	M	N/	M	N/	M	N/	M
Surgical Solutions	101.7	98.6	3.1%		3.3%		13.2%		(6.0%)		(5.6%)
International	93.2	101.4	(8.1%)		(7.8%)		N/A		(8.1%)		(7.8%)
	$655.4	$474.5	38.1%		38.6%		46.6%		22.5%		23.9%

Divisional income (loss):
North America	$68.0	$51.3	32.6%
Front Line Care	$47.5	$6.7	N/	M
Surgical Solutions	$10.6	$12.2	(13.1%)
International	$(1.0)	$1.2	(183.3%)

							U.S.		OUS
	Year To Date Ended June 30		Change As		Constant		Change As		Change As		Constant
	2016	2015	Reported		Currency		Reported		Reported		Currency
Revenue:
North America	$786.5	$724.5	8.6%		8.9%		9.9%		(18.4%)		(10.2%)
Front Line Care	598.2	66.6	N/	M	N/	M	N/	M	N/	M	N/	M
Surgical Solutions	296.1	303.0	(2.3%)		0.1%		8.7%		(11.2%)		(6.9%)
International	268.4	320.2	(16.2%)		(12.5%)		N/A		(16.2%)		(12.5%)
	$1,949.2	$1,414.3	37.8%		40.1%		49.9%		17.4%		23.4%

Divisional income (loss):
North America	$186.6	$142.1	31.3%
Front Line Care	$143.2	$21.3	N/	M
Surgical Solutions	$30.9	$37.2	(16.9%)
International	$(13.2)	$6.5	(303.1%)

N/M = Not meaningful
N/A = Not applicable

North America

North America revenue increased 6.1 and 8.6 percent on a reported basis for the three- and nine-month periods ended June 30, 2016. Product sales and service revenue was up 7.9 and 9.6 percent for the three- and nine-month periods, primarily due to higher patient support systems and clinical workflow solutions sales. Rental revenue increased 1.4 and 5.9 percent for the three- and nine-month periods, which is primarily due to increased volumes.

North America divisional income increased 32.6 and 31.3 percent for the three- and nine-month periods ended June 30, 2016, primarily due to higher revenue and improved gross margins, along with improved operating leverage as operating expenses were slightly lower. Product sales and service margins improved for the quarter and year to date period due to higher volume, favorable product mix and manufacturing efficiencies.  Rental margins also increased during the quarter and year to date period as a result of increased leverage of our fleet and field service infrastructure due to higher rental revenue.

Front Line Care

Front Line Care revenue and divisional income were up for the three- and nine-month periods ended June 30, 2016 primarily as a result of the Welch Allyn acquisition.  Prior year results for this segment reflect our respiratory care business, which achieved low single digit revenue growth for the year to date period.

Surgical Solutions

Surgical Solutions revenue increased 3.1 percent for the quarter and decreased 2.3 percent for the year to date periods ended June 30, 2016 on a reported basis and increased 3.3 and 0.1 percent on a constant currency basis.  On a constant currency basis, sales increases were due to growth in our Allen Medical business and Trumpf business in the U.S. These increases were partially offset by declines in the Middle East and Latin America mainly as a result of macro-economic difficulties in these regions.

Surgical Solutions divisional income decreased for the quarter and year to date periods.   Divisional income was impacted by higher investments in research and development and sales and marketing in expectation of long-term growth in this business.

International

International revenue decreased 8.1 and 16.2 percent on a reported basis and 7.8 and 12.5 percent on a constant currency basis for the three- and nine-month periods ended June 30, 2016. Product sales and service revenue decreased 8.4 and 16.9 percent on a reported basis primarily due to declines in the Middle East, Europe, and Latin America. Rental revenue decreased 5.5 and 10.4 percent on a reported basis due to lower volume and pricing pressures in Europe.

International divisional income decreased for the three- and nine month periods ended June 30, 2016, due primarily to lower revenue. In the year to date period, lower gross margins were partially offset by lower operating costs. Product sales and service margins in the year to date period decreased due to reduced leverage of manufacturing costs along with unfavorable geographic mix. Rental margins decreased due to pricing pressures and reduced leverage of our fleet and field service infrastructure on the lower revenue.

Liquidity and Capital Resources

	Year to Date Ended June 30
	2016	2015
Cash Flows Provided By (Used In):
Operating activities	$205.4	$124.4
Investing activities	(60.3)	(104.4)
Financing activities	(136.1)	9.5
Effect of exchange rate changes on cash	(2.2)	(5.4)
Increase in Cash and Cash Equivalents	$6.8	$24.1

Operating Activities

Cash provided by operating activities was driven primarily by net income, adjusted for the non-cash effects of depreciation, amortization, provision for deferred income taxes, stock compensation expense, and the rollout of inventory step-up from the Welch Allyn acquisition, along with collections of high year-end receivables. These sources of cash were offset by the payout of performance-based compensation related to our 2015 fiscal year, and other working capital activities. Cash provided by operating activities increased compared to the prior year due to higher net income adjusted for the non-cash effects of acquisition-related intangible asset amortization.

Investing Activities

Cash used in investing activities consists mainly of capital expenditures, which decreased significantly from the prior year. Capital expenditures were higher than normal in the prior year due to investments in our rental fleet to support volume increases.

Financing Activities

Cash used in financing activities during the 2016 year to date period consisted mainly of payments of cash dividends and pay-down of long-term debt, including additional principal payments totaling $65.0 million above the minimum required principal payments. The net cash used in financing activities for the 2016 year to date period compares to net cash provided by financing activities in the 2015 year to date period, as revolving credit facility borrowings exceeded stock repurchases and the payment of dividends in the prior year period.

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

The TLA Facility, TLB Facility, and Revolving Credit Facility (collectively, the “Senior Secured Credit Facilities”) all bear interest at variable rates which are currently less than 4.0 percent. These interest rates are based primarily on the London Interbank Offered Rate (LIBOR), but under certain conditions could also be based on the U.S. Federal Funds Rate or the U.S. Prime Rate, at our option. The TLA Facility and TLB Facility have required principal payments. The TLA Facility requires minimum principal payments of $50.0 million in fiscal 2016, $75.0 million in fiscal 2017, and $100.0 million annually thereafter, with the remaining unpaid principal balance due at maturity. The TLB Facility requires annual principal payments of $8.0 million with the remaining unpaid principal balance due at maturity. We will be able to voluntarily prepay outstanding loans under the TLA Facility and the TLB Facility at any time. During the year to date period ended June 30, 2016, we made voluntary prepayments of $65.0 million on the TLB Facility.

At June 30, 2016, there were no borrowings on the Revolving Credit Facility, and available borrowing capacity was $491.7 million after giving effect to $8.3 million of outstanding standby letters of credit. The availability of borrowings under our Revolving Credit Facility is subject to our ability at the time of borrowing to meet certain specified conditions, including compliance with covenants contained in the governing credit agreement.

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

The Senior Notes bear interest at a fixed rate of 5.75 percent annually. These notes were issued at par in a private placement offering and are not registered securities on any public market. All of the Senior Notes are outstanding as of June 30, 2016. We are not required to make any mandatory redemption or sinking fund payments with respect to the notes, other than in certain circumstances such as a change in control or material sale of assets. We may redeem the notes prior to maturity, but doing so prior to September 1, 2021 would require payment of a premium on any amounts redeemed, the amount of which varies based on the timing of the redemption. The indenture governing the Senior Notes contains certain covenants which impose limitations on the amount of dividends we may pay and the amount of common shares we may repurchase in the open market, but we do not expect these covenants to affect our current dividend policy or open share repurchase program. The terms of this indenture also impose certain restrictions on the amount and type of additional indebtedness we may obtain in the future, as well as the types of liens and guarantees we may provide.

We are in compliance with all financial covenants as of June 30, 2016.

We also have $43.6 million of unsecured debentures outstanding at various fixed interest rates as of June 30, 2016, classified as long-term in the Condensed Consolidated Balance Sheet.

Our primary pension plan invests in a variety of equity and debt securities. At September 30, 2015, our latest measurement date, our pension plans were underfunded by approximately $96.4 million. Based on our current funded status, we are not required to make any contributions to our primary pension plan in fiscal 2016.

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

As of June 30, 2016, $64.7 million of shares remain available for purchase under a $190 million share repurchase program approved by the Board of Directors in September 2013, which does not have an expiration date. Repurchases may be made on the open market or via private transactions, and are used for general business purposes. There are no plans to terminate this program in the future, but with the acquisition of Welch Allyn and the increased borrowings obtained to finance the transaction, we will suspend our share repurchase activity temporarily to focus on deleveraging.

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

As of June 30, 2016, approximately 56.8 percent of our cash and cash equivalents are held by our subsidiaries in foreign countries. Portions of this may be subject to U.S. income taxation if repatriated to the U.S. However, cash and cash equivalents held by foreign subsidiaries are largely used for operating needs outside the U.S. Therefore, we have no need to repatriate this cash for other uses. We believe that cash on hand and generated from operations, along with amounts available under our credit facility, will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations.

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

Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions. At June 30, 2016, the notional amount of open foreign exchange contracts was $32.2 million. The maximum length of time over which we hedge transaction exposures is 15 months. Derivative gains/(losses), initially reported as a component of Accumulated Other Comprehensive Loss, are reclassified to earnings in the period when the transaction affects earnings.

We are exposed to market risk from fluctuations in interest rates. We sometimes manage our exposure to interest rate fluctuations through the use of interest rate swaps (cash flow hedges). As of June 30, 2016, we had five interest rate swap agreements, with notional amounts of $600.0 million, in aggregate, to hedge the variability of cash flows associated with a portion of the variable interest rate payments for the period April 2016 to September 2020 on the Senior Secured Credit Facilities. The interest rate swaps have effective dates ranging between April 1, 2016 and December 31, 2019 and were designated as cash flow hedges.  At June 30, 2016, these swaps were in a liability position with an aggregate fair value of $8.4 million. We classify fair value measurements on our interest rate swaps as Level 2, as described in Note 1.

For additional information on market risks related to our pension plan assets, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2015 Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

Our management, with the supervision and participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2016.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			Total Number	Approximate
			of Shares	Dollar Value
	Total		Purchased as	of Shares That
	Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under
Period	Purchased (1)	per Share	Programs (2)	the Programs (2)

April 1, 2016 - April 30, 2016	1,039	$53.15	-	$64.7
May 1, 2016 - May 31, 2016	1,150	$48.45	-	$64.7
June 1, 2016 - June 30, 2016	1,348	$50.16	-	$64.7
Total	3,537	$50.48	-	$64.7

(1)	Shares purchased during the quarter ended June 30, 2016 were in connection with employee payroll tax withholding for restricted and deferred stock distributions.

(2)	In September 2013, the Board approved an expansion of its previously announced share repurchase authorization to a total of $190.0 million. As of June 30, 2016, a cumulative total of $125.3 million has been used under this existing authorization. The plan does not have an expiration date and currently there are no plans to terminate this program in the future.

Item 6.	EXHIBITS

A.	Exhibits

10.1
First Amendment to the Credit Agreement dated as of June 30, 2016 among Hill-Rom Holdings, Inc., the guarantors party thereto, the lenders party thereto, Goldman Sachs Bank USA, as Term Loan B Administrative Agent and JPMorgan Chase Bank, N.A., as Term Loan A/Revolver Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Form 8-K dated June 30, 2016)

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

HILL-ROM HOLDINGS, INC.
(Registrant)

DATE: August 4, 2016	By:	/s/ Steven J. Strobel
	Name: Title:	Steven J. Strobel Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)