Form 10-K
period 2016-09-30
Hill-Rom Holdings, Inc.
filed 2016-11-17
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2016
OR
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
Yes ☐                       No ☑
The aggregate market value of the registrant’s voting common equity, held by non-affiliates of the registrant, was approximately $3.3 billion, based on the closing sales price of $50.30 per share as of March 31, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter). There is no non-voting common equity held by non-affiliates.

The registrant had 65,715,483 shares of its common stock, without par value, outstanding as of November 10, 2016.

Documents incorporated by reference.

Certain portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on March 14, 2017 are incorporated by reference into Part III of this Annual Report on Form 10-K.

HILL-ROM HOLDINGS, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended September 30, 2016

PART I

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K contain forward-looking statements within the meanings of the Private Securities Litigation Reform Act of 1995 regarding our future plans, objectives, beliefs, expectations, representations and projections.

Forward-looking statements are not guarantees of future performance, and our actual results could differ materially from those set forth in any forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include, but are not limited to, the factors discussed under the heading “Risk Factors” in this Annual Report on Form 10-K (“Form 10-K”). We assume no obligation to update or revise any forward-looking statements.

Item 1. BUSINESS

General

Hill-Rom Holdings, Inc. (the “Company,” “Hill-Rom,” “we,” “us,” or “our”) was incorporated on August 7, 1969 in the State of Indiana and is headquartered in Chicago, Illinois. We are a leading global medical technology company with approximately 10,000 employees worldwide. We partner with health care providers in more than 100 countries by focusing on patient care solutions that improve clinical and economic outcomes. Around the world, Hill-Rom's people, products, and programs work towards one mission: Enhancing outcomes for patients and their caregivers.

Segment Information

We operate and manage our business within four reportable segments, each of which is generally aligned by region and/or product type. The segments are as follows:

•	North America Patient Support Systems – sells and rents our specialty frames and surfaces and mobility solutions, as well as our clinical workflow solutions, in the U.S. and Canada.

•	International Patient Support Systems – sells and rents similar products as our North America Patient Support Systems segment in regions outside of the U.S. and Canada.

•	Front Line Care – globally sells and rents respiratory care products, and sells medical diagnostic equipment and a diversified portfolio of devices that assess, diagnose, treat, and manage a wide variety of illnesses and diseases.

•	Surgical Solutions – sells our surgical products globally.

Net revenue, segment profitability and other measures of segment reporting for each reporting segment are set forth in Note 11 of our Consolidated Financial Statements. No single customer accounts for more than 10 percent of our revenue.

Products and Services

Patient Support Systems. Our innovative patient support systems include a variety of specialty frames and surfaces, such as Medical Surgical (“Med-Surg”) beds, Intensive Care Unit (“ICU”) beds, and Bariatric patient beds, mobility solutions (such as lifts and other devices used to safely move patients), non-invasive therapeutic products and surfaces, and our communications technologies and software solutions. These patient support systems can be designed for use in high, mid, and low acuity settings, depending on the specific design options, and are built to advance mobility, reduce patient falls and caregiver injuries, improve caregiver efficiency and prevent and care for pressure injuries. Supporting solutions within this product category include health care furniture and medical equipment management services.  In addition, we also sell equipment service contracts for our capital equipment, primarily in the U.S.

Our patient support systems are rented and sold by our North America Patient Support Systems and International Patient Support Systems segments.  Approximately 41, 51 and 53 percent of our revenue during fiscal 2016, 2015 and 2014, respectively, were derived from patient support systems in our North America Patient Support Systems segment and approximately 14, 21 and 29 percent of our revenue during fiscal 2016, 2015 and 2014, respectively, were derived from patient support systems sales in our International Patient Support Systems segment.

Front Line Care. Our Front Line Care products include our patient monitoring and diagnostics products from our Welch Allyn Holdings, Inc. (“Welch Allyn”) acquisition and our respiratory health products. Our patient monitoring and diagnostics products include blood pressure, physical assessment, vital signs monitoring, diagnostic cardiopulmonary, diabetic retinopathy screening, and thermometry products.  We also see exciting opportunities to integrate even more of Welch Allyn’s technologies and patient data in the care environment to further enhance our product offerings. Our respiratory health products include the Vest® System, VitalCough® System and MetaNeb® System.  These products are designed to assist patients in the mobilization of retained blockages that, if not removed, may lead to increased rates of respiratory infection, hospitalization, and reduced lung function. Front Line Care products are sold globally within multiple care settings including primary care (Welch Allyn products), acute care, extended care and home care (primarily respiratory health products).  Approximately 30, 7 and 5 percent of our revenue during fiscal 2016, 2015 and 2014, respectively, were derived from products within our Front Line Care product category.

Surgical Solutions. Our Surgical Solutions products include surgical tables, lights, and pendants utilized within the operating room setting. We also offer a range of positioning devices for use in shoulder, hip, spinal and lithotomy surgeries as well as platform-neutral positioning accessories for nearly every model of operating room table. In addition, we offer operating room surgical safety and accessory products such as scalpel and blade, light handle systems, skin markers and other disposable products. The products offered within this category are both capital sales and recurring consumable revenue streams that are sold globally. Approximately 15, 21 and 13 percent of our revenue during fiscal 2016, 2015 and 2014, respectively, were derived from products within our Surgical Solutions product category.

We have extensive distribution capabilities and broad reach across all health care settings. We primarily operate in the following channels: (1) sales and rentals of products to acute and extended care facilities worldwide through both a direct sales force and distributors; (2) sales and rentals of products directly to patients in the home; and (3) sales into primary care facilities (primarily Welch Allyn products) through distributors. Through our network of approximately 160 North American and 45 international service centers, and approximately 1,600 service professionals, we are able to provide technical support and services and rapidly deliver our products to customers on an as-needed basis, providing our customers flexibility to purchase or rent select products. This extensive network is critical to serving our customers and securing contracts with Group Purchasing Organizations (“GPOs”) and Integrated Delivery Networks (“IDNs”).

Raw Materials

Principal materials used in our products for each business segment include carbon steel, aluminum, stainless steel, wood and laminates, petroleum based products, such as foams and plastics, and other materials, substantially all of which are available from multiple sources. Motors and electronic controls for electrically operated beds and certain other components are purchased from one or more manufacturers.

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

Competition

Across our business, we compete on the basis of clinical expertise and resulting product clinical utility and ability to produce favorable outcomes, as well as value, quality, customer service, innovation and breadth of product offerings. We evaluate our competition based on our product categories.

The following table displays our significant competitors with respect to each product category:

Product Categories	Competitors

Patient Support Systems	ArjoHuntleigh (Division of Getinge AB) Ascom Holding Joerns Healthcare Linet Rauland-Borg Corporation	SIZEWise Rentals, LLC Stiegelmeyer Stryker Corporation Universal Hospital Services, Inc.

Front Line Care	Covidien, Ltd. Carefusion Electromed, Inc. Exergen Corporation GE Healthcare Heine Optotechnik International Biophysics, Inc.	Omron Healthcare Philips Resmed Respirtech Riester Thayer Medical

Surgical Solutions	Action Medical DeRoyal Draeger Maquet (Division of Getinge AB) MizuhoOSI	Skytron Steris Stryker Corporation Swann-Morton

Additionally, we compete with a large number of smaller and regional manufacturers.

Regulatory Matters

FDA Regulation. We design, manufacture, install and distribute medical devices that are regulated by the Food and Drug Administration (“FDA”) in the U.S. and similar agencies in other countries. The regulations and standards of these agencies evolve over time and require us to make changes in our manufacturing processes and quality systems to remain in compliance. The FDA’s Quality System regulations and the regulatory equivalents under the Medical Device Directive in the European Union set forth standards for our product design and manufacturing processes, require the maintenance of certain records and provide for inspections of our facilities. From time to time, the FDA performs routine inspections of our facilities and may inform us of certain deficiencies in our processes or facilities. In addition, there are certain state and local government requirements that must be complied with in the manufacturing and marketing of our products. See Item 1A. Risk Factors for additional information.

Environmental. We are subject to a variety of federal, state, local and foreign environmental laws and regulations relating to environmental and health and safety concerns, including the handling, storage, discharge and disposal of hazardous materials used in, or derived from, our manufacturing processes. When necessary, we provide for reserves in our financial statements for environmental matters. We do not expect the remediation costs for any environmental issues in which we are currently involved to exceed $2 million.

Health Care Regulations. In March 2010, comprehensive health care reform legislation was signed into law through the passage of the Patient Protection and Affordable Health Care Act and the Health Care and Education Reconciliation Act. The health care industry continues to undergo significant change as this law is implemented. In this regard, it is possible that the new Trump Administration and the U.S. Congress may seek to modify, repeal or otherwise invalidate all or part of this health care reform legislation, and it is unclear what new framework may emerge as a result of such efforts. In addition to health care reform, Medicare, Medicaid and managed care organizations, such as health maintenance organizations and preferred provider organizations, traditional indemnity insurers and third-party administrators are under increasing pressure to control costs and limit utilization, while improving quality and health care outcomes. These objectives are being advanced through a variety of reform initiatives including: accountable care organizations, value based purchasing, bundling initiatives, competitive bidding programs, etc. We are also subject to a number of other regulations related to the sale and distribution of health care products. The potential impact of these regulations to our business is discussed further in Item 1A. Risk Factors and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-K.

Product Development

Most of our products and product improvements have been developed internally. We maintain close working relationships with various medical professionals who assist in product research and development. New and improved products play a critical role in our sales growth. We continue to place emphasis on the development of proprietary products and product improvements to complement and expand our existing product lines. Our significant research and development activities are located in Acton, Massachusetts; Batesville, Indiana; Beaverton, Oregon; Cary, North Carolina; Skaneateles Falls, New York; Lulea, Sweden; Montpelier and Pluvigner, France; Singapore; and Saalfeld, Puchheim and Witten, Germany.

Research and development is expensed as incurred. Research and development expense for the fiscal years ended September 30, 2016, 2015 and 2014, was $133.5 million, $91.8 million and $71.9 million, respectively.

In addition, certain software development technology costs are capitalized as intangibles and are amortized over a period of three to five years once the software is ready for its intended use. The amounts capitalized during fiscal years 2016, 2015 and 2014 were approximately $2.4 million, $2.6 million and $2.6 million, respectively.

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

Foreign Operations

Information about our foreign operations is set forth in tables relating to geographic information in Note 11 of our Consolidated Financial Statements, included herein under Part II, Item 8 of this Form 10-K.

Employees

At September 30, 2016, we had approximately 10,000 employees worldwide. Approximately 6 percent of our employees in the U.S. work under collective bargaining agreements. We are also subject to various collective bargaining arrangements or national agreements outside the U.S. covering approximately 18 percent of our employees. The collective bargaining agreement at our primary U.S. manufacturing facility expires in January 2019. We have not experienced a work stoppage in the U.S. in over 40 years, and we believe that our employee relations are satisfactory.

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

John J. Greisch, 61, was elected President and Chief Executive Officer of Hill-Rom in January 2010. Mr. Greisch was most recently President, International Operations for Baxter International, Inc., a position he held since 2006. Prior to this, he held several other positions with Baxter, serving as Baxter's Chief Financial Officer and as President of Baxter's BioScience division.

Carlos Alonso, 57, was elected Senior Vice President and President, Hill-Rom International in April 2015. Before joining Hill-Rom, Mr. Alonso served as the President and CEO of the Esaote Group, a medical imaging leader based in Genova, Italy. Prior to the Esaote Group, Mr. Alonso served as the CEO of Esteve Pharmaceuticals based in Barcelona, Spain, and held various leadership roles of increasing responsibility with Baxter International, Inc. over the course of fifteen years, including serving as Global President of the Renal Division.

Dirk Ehlers, 56, was elected Senior Vice President and President, Surgical Solutions in January 2016. He joined Hill-Rom in September 2015 to lead the Trumpf Medical business. Prior to joining Hill-Rom, Dr. Ehlers was the President and Chief Executive Officer of Eppendorf, a Life Science Tools company based in Germany. Prior to that, Dr. Ehlers was the Head of Professional Diagnostics with Roche Diagnostics, and spent six years as Chief Financial Officer and Business Unit Head for Evotec AG, a public contract research and biotech company.

Andreas Frank, 40, was elected as Senior Vice President Corporate Development and Strategy in October 2011. Before joining Hill-Rom, Mr. Frank was Director, Corporate Development at Danaher Corporation. Previously he worked in the Corporate Finance and Strategy practice at the consulting firm McKinsey & Company.

Kenneth Meyers, 54, was elected Senior Vice President and Chief Human Resources Officer, effective September 2015. Before joining Hill-Rom, Mr. Meyers was Senior Vice President and Chief Human Resources Officer at Hospira, Inc. Previously, he was a partner at Mercer / Oliver Wyman Consulting. Prior to Mercer / Oliver Wyman, he served as Senior Vice President, Human Resources, for Starbucks International.

Deborah Rasin, 50, was elected Senior Vice President, Chief Legal Officer and Secretary for Hill-Rom, effective January 2016.  Previously she was General Counsel for Dentsply Sirona, Inc.  Prior to Dentsply, Ms. Rasin served as General Counsel at Samsonite Corporation (for which she worked in Denver and London) and as a senior attorney at GM (in Detroit and Zurich).

Jason A. Richardson, 39, was elected Vice President, Controller and Chief Accounting Officer of the Company, effective March 2016.  Mr. Richardson previously served in a variety of finance and accounting positions with Hill-Rom, including Assistant Controller and head of finance for Hill-Rom’s Surgical and Respiratory Care division.

Alton Shader, 43, was elected Senior Vice President and President, Front Line Care in September 2015. He had served as Senior Vice President and President, North America since July 2012 and previously as Senior Vice President and President, Post-Acute Care with Hill-Rom since July 2011. Before joining Hill-Rom, Mr. Shader was General Manager of Renal at Baxter International, Inc. Previously, he served as General Manager for Baxter Ireland and held senior marketing positions in Baxter's operations in Zurich and in California.

Carlyn D. Solomon, 54, was elected Chief Operating Officer of Hill-Rom in November 2014. Mr. Solomon was most recently the Corporate Vice President, Critical Care & Vascular Business Units of Edwards Lifesciences since 2006, and was VP of Corporate Strategy and GM of Cardiac Surgery Systems Business of Edwards Lifesciences from 2005 to 2006.  Mr. Solomon has informed the Company that he will be leaving the Company in November 2016.

Steven J. Strobel, 58, was elected Senior Vice President in November 2014 and Chief Financial Officer in December 2014. Before joining Hill-Rom, Mr. Strobel was President of McGough Road Advisors, a corporate finance consulting firm, from 2012 to 2014 and previously Chief Financial Officer of BlueStar Energy, an independent retail energy services company, from 2009 to 2012. Prior to BlueStar, he served as Treasurer and Corporate Controller at Motorola, and in the same positions at Owens Corning. Mr. Strobel serves on the Board of Directors of Newell Brands Inc., where he chairs the Audit Committee.

Availability of Reports and Other Information

Our website is www.hill-rom.com. We make available on this website, free of charge, access to our annual, quarterly and current reports and other documents we file with, or furnish to, the Securities and Exchange Commission (“SEC”) as soon as practicable after such reports or documents are filed or furnished. We also make available on our website position specifications for the Chairman, members of the Board of Directors and the Chief Executive Officer, our Global Code of Conduct (and any amendments or waivers), the Corporate Governance Standards of our Board of Directors and the charters of each of the standing committees of the Board of Directors. All of these documents are also available to shareholders in print upon request.

All reports filed with the SEC are also available via the SEC website, www.sec.gov, or may be read and copied at the SEC Public Reference Room at 100 F Street, NE, Washington, DC  20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A. RISK FACTORS

Our business involves risks. The following information about these risks should be considered carefully together with the other information contained herein. The risks described below are not the only risks we face. Additional risks not currently known or deemed immaterial also might result in adverse effects on our business. Any of these risks could have a material adverse impact on our business, financial condition, or future results. The order in which these factors appear should not be construed to indicate their relative importance or priority.

We face significant uncertainty in the industry due to government health care reform, changes in Medicare, Medicaid and other governmental medical program reimbursements, and we cannot predict how these reforms will impact our operating results.

In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation through the passage of the Patient Protection and Affordable Health Care Act (H.R. 3590) and the Health Care and Education Reconciliation Act (H.R. 4872). We cannot predict with certainty what additional healthcare initiatives, if any, will be implemented at the federal or state level, or what the ultimate effect of federal health care reform or any future legislation or regulation will have on us. In addition, it is possible that the new Trump Administration and the U.S. Congress may seek to modify, repeal or otherwise invalidate all, or certain provisions of, the current health care reform legislation. Further, regardless of the prevailing political environment in the United States, Medicare, Medicaid, managed care organizations and foreign governments are increasing pressure to both control health care utilization and to limit reimbursement. Changes in reimbursement programs or their regulations, including retroactive and prospective rate and coverage criteria changes, competitive bidding for certain products and services, and other changes intended to reduce expenditures (domestically or internationally), could adversely affect the portions of our businesses that are dependent on third-party reimbursement or direct governmental payments. Moreover, to the extent that our customers experience reimbursement pressure resulting in lower revenue for them, their demand for our products and services might decrease. The impact of the above mentioned items could have a material adverse impact on our business, results of operations and cash flows.

Failure by us or our suppliers to comply with the FDA regulations and similar foreign regulations applicable to the products we design, manufacture, install or distribute could expose us to enforcement actions or other adverse consequences.

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

We could be subject to substantial fines or damages and possible exclusion from participation in federal or state health care programs if we fail to comply with the laws and regulations applicable to our business.

We are subject to stringent laws and regulations at both the federal and state levels governing the participation of durable medical equipment suppliers in federal and state health care programs. In 2011 we entered into a five-year Corporate Integrity Agreement with the federal government, which imposes on us additional contractual obligations. The Corporate Integrity Agreement expired according to its terms on September 30, 2016.

From time to time, the government seeks additional information related to our claims submissions, and in some instances government contractors perform audits of payments made to us under Medicare, Medicaid, and other federal health care programs. On occasion, these reviews identify overpayments for which we submit refunds. At other times, our own internal audits identify the need to refund payments. We believe the frequency and intensity of government audits and review processes has intensified and we expect this will continue in the future, due to increased resources allocated to these activities at both the federal and state Medicaid level, and greater sophistication in data review techniques.

If we are deemed to have violated these laws and regulations, we could be subject to substantial fines, damages, possible exclusion from participation in federal health care programs such as Medicare and Medicaid and possible recoupment of any overpayments related to such violations. While we believe that our practices materially comply with applicable state and federal requirements, the requirements might be interpreted in a manner inconsistent with our interpretation. Failure to comply with applicable laws and regulations, even if inadvertent, could have a material adverse impact on our business.

We operate in a highly competitive industry that is subject to the risk of declining demand and pricing pressures, which could adversely affect our operating results.

Demand for our products and services depends in large part on overall demand in the health care market. Additionally, with the health care market’s increased focus on hospital asset and resource efficiency as well as reimbursement constraints, spending for many of our products is on a long-term declining trend. Further, the competitive pressures in our industry could cause us to lose market share unless we increase our expenditures or reduce our prices, which could adversely impact our operating results. The nature of this highly competitive marketplace demands that we successfully introduce new products into the market in a cost effective manner (more fully detailed below). These factors, along with possible legislative developments and others, might result in significant shifts in market share among the industry's major participants, including us. Accordingly, if we are unable to effectively differentiate ourselves from our competitors in terms of both new products and diversification of our product portfolio through business acquisitions, then our market share, sales and profitability could be adversely impacted through lower volume or decreased prices.

Continued successful integration of Welch Allyn with Hill-Rom, realization of estimated synergies and successful operation of the combined company are not assured.

Integrating and coordinating certain aspects of the operations and personnel of Welch Allyn with Hill-Rom will continue to involve complex operational, technological and personnel-related challenges. This process will continue to be time-consuming and expensive, could disrupt the businesses of either or both of the companies and might not result in the full benefits expected from the merger, including cost synergies expected to arise from supply chain efficiencies and overlapping general and administrative functions. The potential difficulties, and resulting costs and delays, include:
•	consolidating corporate and administrative infrastructures;
•	issues in integrating manufacturing, warehouse and distribution facilities, research and development and sales forces;
•	unanticipated issues in integrating information technology, communications and other systems; and
•	incompatibility of purchasing, logistics, marketing, administration and other systems and processes.

We have a substantial amount of indebtedness, much of which was incurred in connection with the 2015 Welch Allyn acquisition. This level of indebtedness could adversely affect our ability to raise additional capital to fund operations, our flexibility in operating our business and our ability to react to changes in the economy or our industry.

At September 30, 2016, we had $2,148.5 million of indebtedness outstanding. Such indebtedness includes $1,462.5 million outstanding under a term loan and $235.8 million outstanding under revolving loans that were initially incurred to finance the Welch Allyn acquisition and which have resulted in a substantially higher level of leverage compared with periods prior to the acquisition. As a result of this increase in debt, demands on our cash resources have increased. The increased level of debt could, among other things:
•	require us to dedicate a large portion of our cash flow from operations to the servicing and repayment of our debt, thereby reducing funds available for working capital, capital expenditures, research and development expenditures and other general corporate requirements;
•	limit our ability to obtain additional financing to fund future working capital, capital expenditures, research and development expenditures and other general corporate requirements;
•	limit our flexibility in planning for, or reacting to, changes in its business and the industry in which we operate;
•	restrict our ability to make strategic acquisitions or dispositions or to exploit business opportunities;
•	place us at a competitive disadvantage compared to competitors that have less debt;
•	adversely affect our credit rating, with the result that the cost of servicing our indebtedness might increase;
•	adversely affect the market price of Hill-Rom common stock;
•	limit our ability to apply proceeds from an offering or asset sale to purposes other than the servicing and repayment of debt; and
•	cause us to fail to meet payment obligations or otherwise default under our debt, which will give our lenders the right to accelerate the indebtedness and exercise other rights and remedies against us.

In addition, we might incur substantial additional indebtedness in the future, which could cause the related risks to intensify. We might need to refinance all or a portion of our indebtedness on or before their respective maturities. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. The terms of any additional debt might give the holders rights, preferences, and privileges senior to those of holders of our common stock, particularly in the event of liquidation. The terms of any new debt might also impose additional and more stringent restrictions on our operations than are currently in place. If we are unable to refinance our debt, we might default under the terms of our indebtedness, which could lead to an acceleration of the debt. We do not expect that we could repay all of our outstanding indebtedness if the repayment of such indebtedness was accelerated.

Our future financial performance will depend in part on the successful introduction of new products into the marketplace on a cost-effective basis.

Our future financial performance will depend in part on our ability to influence, anticipate, identify and respond to changing consumer preferences and needs. We can provide no assurances that our new products will achieve the same degree of success as in the past. We might not correctly anticipate or identify trends in consumer preferences or needs, or might identify them later than competitors do. In addition, difficulties in manufacturing or in obtaining regulatory approvals might delay or prohibit introduction of new products into the marketplace. Further, we might not be able to develop and produce new products at a cost that allows us to meet our goals for profitability. Warranty claims and service costs relating to our new products might be greater than anticipated, and we might be required to devote significant resources to address any quality issues associated with our new products, which could reduce the resources available for further new product development and other matters. In addition, the introduction of new products might also cause customers to defer purchases of existing products.

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

We are subject to risks arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of domestic and international credit markets. The credit and capital markets could experience extreme volatility and disruption which could lead to periods of recessionary conditions and depressed levels of consumer and commercial spending. These recessionary conditions could cause customers to reduce, modify, delay or cancel plans to purchase our products and services. If our customers reduce investments in capital expenditures or utilize their limited capital funds to invest in products that we do not offer or that do not comprise a large percentage of our product portfolio, it could negatively impact our operating results. Moreover, even if our revenue remains constant, our profitability could decline if there is a shift to sales of product mix or geographic locations with less favorable margins. If worldwide economic conditions worsen, we would expect our customers to scrutinize costs resulting from pressures on operating margin due to rising supply costs, reduced investment income and philanthropic giving, increased interest expense, reimbursement pressure, reduced elective healthcare spending and uncompensated care.

We might not be able to grow if we are unable to successfully acquire and integrate, or form business relationships with, other companies.

We have in the past, and expect in the future, to grow our business through mergers, acquisitions and other similar business arrangements. We might not be able to identify suitable acquisition candidates or business relationships, negotiate acceptable terms for such acquisitions or relationships or receive necessary financing on acceptable terms. Additionally, we might become responsible for liabilities associated with businesses that we acquire to the extent they are not covered by indemnification from the sellers or by insurance. Even if we are able to consummate acquisitions, such acquisitions could be dilutive to earnings, and we could overpay for such acquisitions. Additionally, we might not be fully successful in our integration efforts or fully realize expected benefits from the integration. Our integration efforts might divert management and other resources from other important matters, and we could experience delays or unusual expenses in the integration process, including intangible asset impairments which could result in significant charges in our Statements of Consolidated Income. Moreover, the margins for these companies might differ from our historical gross and operating margins resulting in a material adverse effect on our results of operations.

Failure to comply with regulations due to our contracts with U.S. government entities could adversely affect our business and results of operations.

Our U.S. business contracts with U.S. government entities and is subject to specific rules, regulations and approvals applicable to government contractors. U.S. government agencies often reserve the right to conduct audits and investigations of our business practices to assure our compliance with these requirements. Our failure to comply with these or other laws and regulations could result in contract terminations, suspension or debarment from contracting with the U.S. federal government, civil fines and damages and criminal prosecution. In addition, changes in procurement policies, budget considerations, unexpected U.S. developments, such as changes in the funding or structure of Department of Veterans Affairs or other government agencies to which we sell, might adversely affect sales to government entities.

The assets in our pension plans are subject to market disruptions. In addition, our pension plans are underfunded.

Our primary pension plan invests in a variety of equity and debt securities subject to market risks. In addition, our pension plans are underfunded by $80.1 million based on our projected benefit obligation and fair value of plan assets at September 30, 2016. Market volatility and disruption could cause declines in asset values or fluctuations in assumptions used to value our liability and expenses. If this occurs, we might need to make additional pension plan contributions and our pension expense in future years might increase.

Our business is significantly dependent on major contracts with GPOs, IDNs, and certain other distributors and purchasers.

A majority of our North American hospital sales and rentals are made pursuant to contracts with hospital GPOs. At any given time, we are typically at various stages of responding to bids and negotiating and renewing expiring GPO agreements. Failure to be included in certain of these agreements could have a material adverse effect on our business, including product sales and service and rental revenue.

Participation by us in such programs often requires increased discounting or restrictions on our ability to raise prices, and failure to participate or to be selected for participation in such programs might result in a reduction of sales to the member hospitals. In addition, the industry is showing an increased focus on contracting directly with health systems or IDNs (which typically represent influential members and owners of GPOs). IDNs and health systems often make key purchasing decisions and have influence over the GPO’s contract decisions, and often request additional discounts or other enhancements. Further, certain other distributors and purchasers have similar processes to the GPOs and IDNs and failure to be included in agreements with these other purchasers could have a material adverse effect on our business.

Increased prices for, or unavailability of, raw materials or sub-assemblies used in our products could adversely affect profitability or revenue. In particular, our results of operations could be adversely affected by high prices for metals, fuel, plastics and other petroleum-based products. We also procure several raw materials and sub-assemblies from single suppliers.

Our profitability is affected by the prices and availability of the raw materials and sub-assemblies used in the manufacture of our products. These prices might fluctuate based on a number of factors beyond our control, including changes in supply and demand, general economic conditions, labor costs, fuel related delivery costs, competition, import duties, tariffs, currency exchange rates, and government regulation. Significant increases in the prices of raw materials or sub-assemblies that cannot be recovered through increases in the prices of our products could adversely affect our results of operations. There can be no assurance that the marketplace will support higher prices or that such prices and productivity gains will fully offset any commodity price increases in the future. We generally have not engaged in hedging transactions with respect to raw material purchases, but do enter into fixed price supply contracts at times. Future decisions not to engage in hedging transactions or ineffective hedging transactions might result in increased price volatility, potentially adversely impacting our profitability.

Our dependency upon regular deliveries of supplies from particular suppliers means that interruptions or stoppages in such deliveries could adversely affect our operations until arrangements with alternate suppliers could be made. Several of the raw materials and sub-assemblies used in the manufacture of our products currently are procured only from a single source. If any of these sole-source suppliers were unable or unwilling to deliver these materials for an extended period of time we might not be able to manufacture one or more products for a period of time, and our business could suffer. We might not be able to find acceptable alternatives, and any such alternatives could result in increased costs. Difficulties in the credit markets could adversely affect our suppliers’ access to capital and therefore their ability to continue to provide an adequate supply of the materials we use in our products.

The majority of our products are manufactured at a single facility or location, and the material damage or loss of, or partial or complete labor-related work stoppage at, one or more of these facilities or locations could prevent us from manufacturing all the various products we sell.

We manufacture the majority of our products in only a single facility or location. If an event occurred that resulted in material damage or loss of, or partial or complete labor-related work stoppage at, one or more of these manufacturing facilities or we lacked sufficient labor to fully operate the facility, we might be unable to transfer the manufacture of the relevant products to another facility or location in a cost-effective or timely manner, if at all. This potential inability to transfer production could occur for a number of reasons, including but not limited to a lack of necessary relevant manufacturing capability at another facility, or the regulatory requirements of the FDA or other governmental regulatory bodies. Such an event could materially negatively impact our financial condition, results of operations and cash flows.

Our international sales and operations are subject to risks and uncertainties that vary by country and which could have a material adverse effect on our business and/or results of operations.

International sales accounted for a significant percent of our net sales in fiscal 2016. We anticipate that international sales will continue to represent a significant portion of our total sales in the future. In addition, we have multiple manufacturing facilities and third-party suppliers that are located outside of the U.S.  As a result, our international sales, as well as our sales in the U.S. of products produced or sourced internationally, are subject to risks and uncertainties that can vary by country, such as political instability, economic conditions, foreign currency exchange rate fluctuations, changes in tax laws, regulatory and reimbursement programs and policies, and the protection of intellectual property rights.  In addition, our collections of international receivables are subject to economic pressures and the actions of some governmental authorities who have initiated various austerity measures to control healthcare and other governmental spending.

Unfavorable outcomes related to uncertain tax positions could result in significant tax liabilities.

We have recorded tax benefits related to various uncertain tax positions taken or expected to be taken in a tax return. While we believe our positions are appropriate, the Internal Revenue Service (“IRS”), state or foreign tax authorities could disagree with our positions, which could result in a significant tax payment.

We are involved on an ongoing basis in claims, lawsuits and governmental proceedings relating to our operations, as well as product liability or other liability claims that could expose us to adverse judgments or could adversely affect the sales of our products.

We are involved in the design, manufacture and sale of health care products, which face an inherent risk of exposure to product liability claims or if our products are alleged to have caused injury or are found to be unsuitable for their intended use. Amongst other claims, we are, from time to time, a party to claims and lawsuits alleging that our products have caused injury or death or are otherwise unsuitable. It is possible that we will receive adverse judgments in such lawsuits, and any such adverse judgments could be material. Although we carry insurance with respect to such matters, this insurance is subject to varying deductibles and self-insured retentions and might not be adequate to cover the full amount of any particular claim. In addition, any such claims could negatively impact the sales of products that are the subject of such claims or other products.

We might not be able to attract, retain and develop key personnel.

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

Approximately 6 percent of our employees in the U.S. work under collective bargaining agreements. We are also subject to various collective bargaining arrangements or national agreements outside the U.S. covering approximately 18 percent of our employees. Although we have not recently experienced any significant work stoppages as a result of labor disagreements, we cannot ensure that such a stoppage will not occur in the future. Our labor contract at our primary U.S. manufacturing facility expires in January 2019.  Inability to negotiate satisfactory new agreements or a labor disturbance at one of our principal facilities could have a material adverse effect on our operations.

We might not be successful in achieving expected operating efficiencies and sustaining or improving operating expense reductions, and might experience business disruptions and adverse tax consequences associated with restructuring, realignment and cost reduction activities.

Over the past few years we have initiated several restructuring, realignment and cost reduction initiatives. In the third quarter of fiscal 2016, we announced the closure of sites in Vuollerim, Sweden and Montpellier, France in a continuing effort to rationalize our global footprint.  In the third quarter of fiscal 2015, we also announced plans to close two facilities. While we expect to realize efficiencies from these actions, these activities might not produce the full efficiency and cost reduction benefits we expect. Further, such benefits might be realized later than expected, and the ongoing costs of implementing these measures might be greater than anticipated. If these measures are not successful or sustainable, we might undertake additional realignment and cost reduction efforts, which could result in future charges. Moreover, our ability to achieve our other strategic goals and business plans might be adversely affected and we could experience business disruptions with customers and elsewhere if our restructuring and realignment efforts and our cost reduction activities prove ineffective.

These actions, the resulting costs, and potential delays or potential lower than anticipated benefits might also impact our foreign tax positions and might require us to record tax reserves against certain deferred tax assets in our international business.

We are increasingly dependent on consistent functioning of our information technology and cybersecurity systems and if we are exposed to any intrusions or if we fail to maintain the integrity of our data, our business and our reputation could be materially adversely affected.

We are increasingly dependent on consistent functioning of our information technology and cybersecurity systems for our infrastructure and products. Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, integration of acquisitions, and the increasing need to protect patient and customer information. In addition, third parties might attempt to hack into our products or systems and might obtain proprietary information. If we fail to maintain or protect our information and cybersecurity systems and data integrity effectively, we could lose existing customers or suppliers, have difficulty attracting new customers or suppliers, have problems that adversely impact internal controls, have difficulty preventing, detecting, and controlling fraud, have disputes with customers and suppliers, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach, or suffer other adverse consequences. Any significant breakdown, intrusion, interruption, corruption, or destruction of these systems, as well as any data breaches, could have a material adverse effect on our business.

We might be adversely affected by new regulations relating to conflict minerals.

The SEC has adopted rules regarding disclosure for public companies whose products contain conflict minerals (commonly referred to as tin, tantalum, tungsten and gold) which originate from the Democratic Republic of the Congo (DRC) and/or adjoining countries. The implementation of these requirements could adversely affect the sourcing, availability and pricing of materials used in the manufacturing of our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products. Since our supply chain is complex and multilayered, we might be unable to ascertain with sufficient certainty the origins for these minerals despite our due diligence procedures, which in turn might harm our reputation. We might also face difficulties in satisfying customers who might require that our products be certified as DRC conflict free, which could harm our relationships with these customers and/or lead to a loss of revenue. These requirements also could have the effect of limiting the pool of suppliers from which we source these minerals, and we might be unable to obtain conflict-free minerals at prices similar to the past, which could increase our costs and adversely affect our manufacturing operations and our profitability.

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

Location	Description and Primary Use	Owned/Leased
Acton, MA	Light manufacturing, development and distribution of health care equipment; Office administration	Leased
Batesville, IN	Manufacturing, development and distribution of health care equipment; Office administration	Owned
Beaverton, OR	Development of health care equipment; Office administration	Leased
Caledonia, MI	Manufacturing, development and distribution of surgical products; Office administration	Leased
Carol Stream, IL	Manufacturing, development and distribution of health care equipment; Office administration	Leased
Cary, NC	Development of health care equipment; Office administration	Leased
Charleston, SC*	Light manufacturing and distribution of health care equipment; Office administration	Owned/Leased
Chicago, IL	Office administration	Leased
Coral Springs, FL	Manufacturing and distribution of health care equipment; Office administration	Leased
Corona, CA	Manufacturing, engineering and distribution of health care equipment	Leased
Fishers, IN	Manufacturing of health care equipment	Leased
St. Paul, MN	Office administration and distribution of health care equipment	Leased
Skaneateles Falls, NY	Manufacturing, development and distribution of health care equipment; Office administration	Owned
Jiangsu, China	Manufacturing of health care equipment	Leased
Taicang, China	Light manufacturing and distribution of health care equipment	Leased
Montpellier, France*	Manufacturing and development of health care equipment	Owned
Pluvigner, France	Manufacturing, development and distribution of health care equipment; Office administration	Owned
Puchheim, Germany	Manufacturing, development and distribution of health care equipment; Office administration	Owned/Leased
Saalfeld, Germany	Manufacturing, development and distribution of health care equipment; Office administration	Owned
Witten, Germany	Manufacturing, development and distribution of health care equipment; Office administration	Owned
Navan, County Meath, Ireland	Office administration	Owned
Kawagawa, Japan	Office administration	Leased
Tijuana, Mexico	Manufacturing and distribution of health care equipment; Office administration	Leased
Monterrey, Mexico	Manufacturing of health care equipment	Owned
Las Piedras, Puerto Rico	Manufacturing of surgical products	Owned
Singapore	Manufacturing and development of health care equipment; Office administration	Leased
Lulea, Sweden	Manufacturing, development and distribution of health care equipment; Office administration	Owned
Redditch, UK*	Manufacturing of surgical products; Office administration	Leased

* denotes properties where plans are in process to close, consolidate, or repurpose the facility

In addition to the foregoing, we lease or own a number of other facilities, warehouse distribution centers, service centers and sales offices throughout the U.S., Canada, Western Europe, Mexico, Australia, Middle East, the Far East, and Latin America.

Item 3. LEGAL PROCEEDINGS

See Note 13 of our Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K for information regarding legal proceedings in which we are involved.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange under the ticker symbol “HRC”. The closing price of our common stock on the New York Stock Exchange on November 10, 2016 was $54.66 per share. The following table reflects the range of high and low selling prices of our common stock and cash dividends declared by quarter for each of the last two fiscal years.

	Years Ended September 30
	2016			2015
Quarter Ended:	High	Low	Cash Dividends Declared	High	Low	Cash Dividends Declared
December 31	$55.26	$46.31	$0.1600	$47.32	$39.58	$0.1525
March 31	$51.11	$42.99	$0.1700	$49.35	$44.69	$0.1600
June 30	$54.57	$46.79	$0.1700	$57.95	$48.16	$0.1600
September 30	$62.17	$49.42	$0.1700	$58.73	$49.30	$0.1600

Holders

As of November 10, 2016, there were approximately 24,900 shareholders of record.

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

Issuer Purchases of Equity Securities

				Maximum
			Total Number	Approximate
			of Shares	Dollar Value
	Total		Purchased as	of Shares That
	Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under
Period	Purchased (1)	per Share	Programs (2)	the Programs (2)

July 1, 2016 - July 31, 2016	432	$50.08	-	$64.7
August 1, 2016 - August 31, 2016	-	$-	-	$64.7
September 1, 2016 - September 30, 2016	80,998	$61.55	-	$64.7
Total	81,430	$61.49	-	$64.7

(1)	Shares purchased during the quarter ended September 30, 2016 were in connection with employee payroll tax withholding for restricted and deferred stock distributions.

(2)	In September 2013, the Board approved an expansion of its previously announced share repurchase authorization to a total of $190.0 million. As of September 30, 2016, a cumulative total of $125.3 million has been used under this existing authorization. The plan does not have an expiration date and currently there are no plans to terminate this program in the future.

Stock Performance Graph

The following graph compares the return on our common stock with that of Standard & Poor’s 500 Stock Index (“S&P 500”) and our peer groups* for the five years ended September 30, 2016. Because the composition of our current peer group (the “2016 Peer Group”) has changed since the date of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, we have included the data for the 2016 Peer Group as well as for our prior year’s peer group (the “2015 Peer Group”) in the graph below. The changes reflected in the 2016 Peer Group were made in order to more closely align with the peer group used in our most recent compensation study done for executive compensation purposes. The graph assumes that the value of the investment in our common stock, the S&P 500, our 2016 Peer Group and our 2015 Peer Group was $100 on October 1, 2011 and that all dividends were reinvested.

	2011	2012	2013	2014	2015	2016
HRC	$100	$97	$119	$138	$173	$206
S & P 500	$100	$128	$149	$174	$170	$192
2015 Peer Group	$100	$131	$135	$159	$188	$245
2016 Peer Group	$100	$125	$133	$150	$169	$220

*
For purposes of the Stock Performance Graph above, our 2016 Peer Group is comprised of: Bruker Corporation, C.R. Bard, Inc., The Cooper Companies, Inc., Dentsply Sirona Inc., Edwards Lifesciences Corporation, Halyard Health, Inc., Hologic, Inc., Intuitive Surgical, Inc., Laboratory Corporation of America Holdings, Mednax, Inc., Patterson Companies, Inc., PerkinElmer, Inc., Quest Diagnostics Incorporated, St. Jude Medical, Inc., Steris plc, Teleflex, Incorporated, Varian Medical Systems, Inc. and Waters Corporation.

Our 2015 Peer Group was comprised of:  Alere Inc., C.R. Bard, Inc., Chemed Corp., Conmed Corporation, Dentsply International Inc., Edwards Lifesciences Corp., Hologic Inc., IDEXX Laboratories, Inc., Integra Lifesciences Holdings Corporation, Intuitive Surgical, Inc., Invacare Corporation, Mednax, Inc., PerkinElmer, Inc., ResMed Inc., Sirona Dental Systems Labs Inc., Steris Corporation, Teleflex Incorporated, The Cooper Companies, Inc., Varian Medical Systems, Inc. and West Pharmaceutical Services, Inc.  For purposes of the Stock Performance Graph above, no data with respect to Sirona Dental Systems Labs Inc. was provided due to its merger with Dentsply International Inc.

Certain other information required by this item will be contained under the caption “Equity Compensation Plan Information” in our definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on March 14, 2017, and such information is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA

The following table presents our selected consolidated financial data for each of the last five fiscal years ended September 30. Refer to Note 2 of our Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K for disclosure of business combinations for each of the last three fiscal years. Also see Note 12 of our Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K for selected unaudited quarterly financial information for each of the last two fiscal years.

	2016	2015	2014	2013	2012

Net revenue	$2,655.2	$1,988.2	$1,686.1	$1,716.2	$1,634.3
Net income	$122.8	$46.8	$60.6	$105.0	$120.8
Net income attributable to common shareholders	$124.1	$47.7	$60.6	$105.0	$120.8
Net income attributable to common shareholders per share - Basic	$1.90	$0.83	$1.05	$1.75	$1.94
Net income attributable to common shareholders per share - Diluted	$1.86	$0.82	$1.04	$1.74	$1.94
Total assets	$4,262.4	$4,457.6	$1,751.3	$1,586.8	$1,627.6
Long-term obligations	$1,938.4	$2,175.2	$364.1	$225.8	$237.5
Cash flows from operating activities	$281.2	$213.8	$210.3	$263.2	$261.7
Capital expenditures	$83.3	$121.3	$62.7	$65.3	$77.8
Cash flows from investing activities	$(97.7)	$(1,756.4)	$(294.5)	$(58.6)	$(539.5)
Cash flows from financing activities	$(141.9)	$1,642.7	$63.8	$(161.5)	$135.6
Cash dividends per share	$0.6700	$0.6325	$0.5950	$0.5250	$0.4875

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading global medical technology company with approximately 10,000 employees worldwide. We partner with health care providers in more than 100 countries by focusing on patient care solutions that improve clinical and economic outcomes. Around the world, Hill-Rom's people, products, and programs work towards one mission: Enhancing outcomes for patients and their caregivers.

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

Customer Consolidation. Economic considerations, competition and other factors have led to on-going consolidation of customers and the centralization of purchasing decision making. We believe this has influenced the criteria customers use to evaluate the value proposition offered by Hill-Rom for various product and service offerings. Economic decision-makers partner with clinical decision-makers to determine product selection. This has caused Hill-Rom to adjust the way we go to market and the structure of our sales and distribution channels, particularly in North America. Among other measures, Hill-Rom established Corporate Solutions teams as an adjunct to our traditional sales representatives to better address customer needs for products and services that deliver solutions for more cost-effective patient care. With the acquisition of Welch Allyn, we also added a significant distributor component serving primary care. The extent to which Hill-Rom effectively addresses evolving needs brought about by customer consolidation could significantly impact the success of our revenue and profitability.

Mergers and Acquisitions. We have made several recent acquisitions, most notably the acquisitions of Welch Allyn and Trumpf Medical (“Trumpf”), and we plan to make additional acquisitions in the future. Our past and future acquisitions (to the extent that we make them) may materially impact our results of operations, by increasing our revenue and revenue growth rates, increasing our ongoing operational selling and administrative expenses, adding incremental acquisition and integration related costs, and creating additional non-cash charges associated with the amortization of tangible and intangible assets resulting from purchase accounting. Moreover, to the extent that we acquire businesses that have financial drivers different than our current businesses, our future results of operations will be subject to additional or different factors impacting our financial performance.

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

Changing Acuities and Technological Impact. As a result of the growing population of the elderly and obese, health care systems are challenged to treat rising incidences of complex diseases and conditions such as diabetes, congestive heart failure and respiratory disease. However, at the same time, patients are being moved through hospitals faster and generally desire to rapidly move to lower acuity settings as quickly as possible. We believe that this trend increases the demand for more solutions to care for these patients in lower acuity settings, such as improved medical technologies, communication tools and information technologies. The increasing utilization of these technologies and our ability to meet changing demand with new differentiated products will impact our ability to increase revenue and improve margins in the future.

Increasing Operational Efficiency. We have and will continue to undertake initiatives to improve our operating efficiency, including consolidation of our manufacturing footprint, business realignments, employee reductions in force, product rationalizations, lower sourcing costs and continuous improvement activities in our manufacturing facilities and back office functions. We believe our operating expenses and margins will be positively impacted by these actions, but it is possible these activities may not produce the full efficiency and cost reduction benefits we expect, in a timely fashion, or at all. Further, we may utilize savings produced to reinvest in (or fund) other business priorities.

Patient and Caregiver Safety, Quality, and Economic Outcomes. We believe an increasing emphasis is being placed within hospitals to assure quality of care through increased accountability and public disclosure. At the same time, we believe caregiver shortages, worker related injuries, the aging workforce, and other staffing requirements have led to increasing emphasis on caregiver injury prevention. Several pieces of legislation have been enacted over the past few years to address these areas including the "pay for performance" initiative by the Centers for Medicare and Medicaid Services ("CMS") which aims to better align reimbursement with improved patient outcomes and the reduction of adverse events including bedsores (or pressure ulcers), ventilator associated pneumonia, patient falls, deep vein thrombosis and patient entrapment. Hospitals may experience reduced reimbursement for hospital acquired adverse events, making a stronger connection with these adverse events and hospital revenue levels. Therefore, we believe that healthcare providers will seek to do business with partners that can demonstrate improved clinical, and consequently, economic outcomes. A number of the top adverse events and preventable medical errors in U.S. hospitals, including those listed above, can be mitigated in part by our technologies, processes and services. We believe we are well positioned to benefit from the emphasis being placed on patient safety due to our products and technologies that are designed to assist providers in materially improving outcomes associated with patients across all care settings, and we believe that an effective program of new product innovation focusing on these trends will ultimately benefit our revenue growth. Overall increasing emphasis on patient and caregiver safety and quality could increase demand for our products and services.

Use of Non-GAAP Financial Measures

The accompanying consolidated financial statements, including the related notes, set forth in Part II, Item 8 of this Form 10-K are presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”). We routinely provide gross margin, operating margin and earnings per share results on an adjusted basis because the Company’s management believes these measures contribute to an understanding of our financial performance, provide additional analytical tools to understand our results from core operations and reveal underlying trends. These measures exclude strategic developments, acquisition and integration costs, special charges or other unusual events. The Company also excludes expenses associated with the amortization of intangible assets associated with prior business acquisitions. These adjustments are made to allow investors to evaluate and understand operating trends excluding the non-cash impact of acquired intangible amortization on operating income and earnings per share.

Management uses these measures internally for planning, forecasting and evaluating the performance of the business. Investors should consider non-GAAP measures in addition to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP.

In addition, we present certain results on a constant currency basis. Constant currency information compares results between periods as if foreign currency exchange rates had remained consistent period-over-period. We monitor sales performance on an adjusted basis that eliminates the positive or negative effects that result from translating international sales into U.S. dollars. We calculate constant currency by applying the foreign currency exchange rate for the prior period to the local currency results for the current period. We believe that evaluating growth in net revenue on a constant currency basis provides an additional and meaningful assessment to both management and investors.

RESULTS OF OPERATIONS

The following table presents comparative operating results for the years discussed within Management’s Discussion and Analysis:

	Years Ended September 30
		% of Related		% of Related		% of Related
(Dollars in millions except per share data)	2016	Revenue	2015	Revenue	2014	Revenue
Net Revenue
Product sales and service	$2,263.4	85.2%	$1,604.5	80.7%	$1,301.4	77.2%
Rental revenue	391.8	14.8%	383.7	19.3%	384.7	22.8%
Total Revenue	2,655.2	100.0%	1,988.2	100.0%	1,686.1	100.0%
Gross Profit
Product sales and service	1,054.0	46.6%	683.3	42.6%	571.2	43.9%
Rental revenue	203.0	51.8%	197.0	51.3%	208.7	54.3%
Total Gross Profit	1,257.0	47.3%	880.3	44.3%	779.9	46.3%
Research and development expenses	133.5	5.0%	91.8	4.6%	71.9	4.3%
Selling and administrative expenses	853.3	32.1%	664.2	33.4%	548.3	32.5%
Special charges	39.9	1.5%	41.2	2.1%	37.1	2.2%
Operating Profit	230.3	8.7%	83.1	4.2%	122.6	7.3%
Other income (expense), net	(92.0)	-3.5%	(18.0)	-0.9%	(7.4)	-0.4%
Income Before Income Taxes	138.3	5.2%	65.1	3.3%	115.2	6.8%
Income tax expense	15.5	0.6%	18.3	0.9%	54.6	3.2%
Net Income	122.8	4.6%	46.8	2.4%	60.6	3.6%
Less: Net income attributable to noncontrolling interest	(1.3)	-	(0.9)	-	-	-
Net Income Attributable to Common Shareholders	$124.1	4.7%	$47.7	2.4%	$60.6	3.6%

Net Income Attributable to Common Shareholders
per Common Share - Diluted	$1.86		$0.82		$1.04

Note:  Certain percentage amounts may not add due to rounding.

Fiscal Year Ended September 30, 2016 Compared to Fiscal Year Ended September 30, 2015

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

During our second quarter of 2016, we changed our segment reporting to reflect changes in our organizational structure and management’s operation and view of the business.  We combined the global Respiratory Care business and the Welch Allyn operations into a new segment called Front Line Care.  Our Surgical Solutions segment now represents the surgical component of what was previously included in our Surgical and Respiratory Care segment.  The prior year segment information has been updated to reflect these changes. Our revised operating structure contains the following reporting segments:

•	North America Patient Support Systems – sells and rents our specialty frames and surfaces and mobility solutions, as well as our clinical workflow solutions, in the U.S. and Canada.

•	International Patient Support Systems – sells and rents similar products as our North America Patient Support Systems segment in regions outside of the U.S. and Canada.

•	Front Line Care – globally sells and rents respiratory care products, and sells medical diagnostic equipment and a diversified portfolio of devices that assess, diagnose, treat, and manage a wide variety of illnesses and diseases.

•	Surgical Solutions – sells our surgical products globally.

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

Net Revenue

					U.S.	OUS
	Years Ended September 30		Change As	Constant	Change As	Change As	Constant
(Dollars in millions)	2016	2015	Reported	Currency	Reported	Reported	Currency

Product sales and service	$2,263.4	$1,604.5	41.1%	43.1%	57.7%	17.5%	22.4%

Rental revenue	391.8	383.7	2.1%	2.7%	4.2%	(11.3%)	(6.8%)

Total revenue	$2,655.2	$1,988.2	33.5%	35.3%	43.7%	15.5%	20.3%

OUS = Outside of the U.S.

Product sales and service revenue increased in fiscal 2016 mainly due to the Welch Allyn acquisition. On a proforma basis, reflecting the inclusion of Welch Allyn in both the current and prior year periods, product sales and service revenue increased 1.1 percent on a reported basis and increased 2.5 percent on a constant currency basis in fiscal 2016 compared to fiscal 2015. These movements were driven by proforma growth of the Welch Allyn business and higher sales of specialty frames and surfaces and clinical workflow solutions in our North America Patient Support Systems segment. These increases were partially offset by lower international sales of specialty frames and surfaces and surgical products primarily in the Middle East and Latin America as a result of macro-economic conditions in these regions. Revenue for the period in Europe was also lower in fiscal 2016 compared to fiscal 2015.

Rental revenue increased 2.1 percent on a reported basis. This increase was mainly driven by higher volumes in our North America Patient Support Systems segment, partially offset by decreased International Patient Support Systems rental revenue resulting from volume declines and pricing pressures in Europe.

Gross Profit

	Years Ended September 30
			Percentage
(Dollars in millions)	2016	2015	Change
Gross Profit
Product sales and service	$1,054.0	$683.3	54.3
Percent of Related Revenue	46.6%	42.6%	400 bps

Rental revenue	$203.0	$197.0	3.0
Percent of Related Revenue	51.8%	51.3%	50 bps

Total Gross Profit	$1,257.0	$880.3	42.8
Percent of Related Revenue	47.3%	44.3%	300 bps

Product sales and service gross margin increased 400 basis points in fiscal 2016. The increase in gross margin was driven primarily by the addition of Welch Allyn’s higher gross margins. Excluding the impact of the Welch Allyn acquisition, organic gross margin improved 180 basis points in fiscal 2016 driven by favorable product mix in our North America Patient Support Systems segment, as well as manufacturing efficiencies and favorable geographic mix. These increases were partially offset by gross margin declines in our International Patient Support Systems segment.

Rental gross margin increased 50 basis points in fiscal 2016. Gross margin was favorably impacted by product mix and increased leverage of fleet and field service infrastructure in our North America Patient Support Systems segment. These favorable impacts were partially offset by lower volumes and pricing pressures in our International Patient Support Systems segment.

Other

	Years Ended September 30
			Percentage
(Dollars in millions)	2016	2015	Change

Research and development expenses	$133.5	$91.8	45.4
Percent of Total Revenue	5.0%	4.6%

Selling and administrative expenses	$853.3	$664.2	28.5
Percent of Total Revenue	32.1%	33.4%

Special charges	$39.9	$41.2	(3.2)

Interest expense	$(90.4)	$(18.4)	391.3
Loss on extinguishment of debt	$(10.8)	$-	N/M
Investment income and other, net	$9.2	$0.4	N/M

Research and development expenses increased 45.4 percent primarily due to the addition of Welch Allyn and additional investment in new product development initiatives in Surgical Solutions and in our respiratory care business.

Selling and administrative expenses as a percent of total revenue decreased 130 basis points. Selling and administrative expenses include acquisition and integration costs, acquisition-related intangible asset amortization, FDA remediation expenses, a supplemental stock compensation charge, and litigation settlements and expenses that totaled $114.8 million in 2016, compared with $90.0 million in the prior year. Excluding these items, selling and administrative expenses decreased 110 basis points as a percentage of revenue.

We recognized special charges of $39.9 million in fiscal 2016 and $41.2 million in fiscal 2015, related to various organizational changes that we implemented to improve our business alignment and cost structure. These charges are summarized below.

Welch Allyn Integration and Business Realignment
In conjunction with the acquisition of Welch Allyn in September 2015, we initiated plans to realign our business structure to facilitate the integration, take full advantage of available synergies, and position our existing businesses to capitalize on opportunities for growth. Immediately after the acquisition was completed, we eliminated approximately 100 positions in Welch Allyn’s corporate support and administrative functions. We recorded special charges of $14.4 million in the fourth quarter of fiscal 2015 related to this action and, as many of the affected employees were required to continue service for a specified period of time, additional amounts associated with this initial action were incurred through the second quarter of fiscal 2016.  In addition, during fiscal 2016, we incurred costs, including severance and benefit costs, associated with other business realignment and integration activities.  During fiscal 2016, we incurred total integration and business realignment charges of approximately $19.0 million, of which $14.0 million were severance and benefit costs. We are continuing to evaluate additional actions related to integration and business realignment and expect additional special charges to be incurred. However, it is not practical at this time to estimate the amount of these future expected costs until such time as the evaluations are complete.

Site Consolidation
In the third quarter of fiscal 2015, we initiated a plan to streamline our operations and simplify our supply chain by consolidating certain manufacturing and distribution operations. As part of this action, we announced the closure of sites in Redditch, England and Charleston, South Carolina. During fiscal 2015, we recorded severance and benefit charges of $2.7 million for approximately 160 employees to be displaced by these closures, as well as $1.8 million of other related costs. In the third quarter of fiscal 2016, we announced the closure of sites in Vuollerim, Sweden and Montpellier, France. During fiscal 2016, we recorded total charges related to the combined activities of $15.9 million related to these actions, including $7.2 million of severance and benefit costs in fiscal 2016. We expect to incur $1 million to $2 million of additional charges in fiscal 2017 for personnel costs and site closure expenses related to these actions. We are continuing to evaluate our facilities footprint and additional costs are expected to be incurred with respect to other actions in the future, however, it is not practical at this time to estimate the amount of these future expected costs until such time as the evaluations are complete.

2014 Global Transformation
During the second quarter of fiscal 2014, we announced a global transformation program focused on improving our cost structure. The domestic portion of this action was completed in fiscal 2015. Part of this program included reducing our European manufacturing capacity and streamlining our global operations by, among other things, executing a back office process transformation program in Europe. The restructuring in Europe is in process and, for fiscal 2016, resulted in charges of $5.1 million for severance and benefit costs, legal and professional fees, temporary labor, project management, and other administrative functions. These amounts compare to charges of $12.7 million (net of reversals) and $24.9 million (net of reversals) in fiscal 2015 and fiscal 2014. Since the inception of the 2014 global transformation program through September 30, 2016, we have recognized aggregate special charges of $42.7 million. Costs related to this action are substantially complete.

Interest expense was higher compared with the prior year due to additional borrowings made in connection with the Welch Allyn acquisition.

Loss on extinguishment of debt represents the write-off of deferred financing fees in connection with the refinancing of our outstanding debt in the fourth quarter of fiscal 2016. Refer to Note 4 of our Consolidated Financial Statements for additional information regarding our debt refinancing.

Investment income and other, net increased due to the current year gain from the disposition of our perinatal data management system in the fourth quarter of 2016.

GAAP and Adjusted Earnings

Operating margin, income before income taxes, income tax expense, and earnings attributable to common shareholders per diluted share are summarized in the table below. GAAP amounts are adjusted for certain items to aid management in evaluating the performance of the business. Income tax expense is computed by applying a blended statutory tax rate based on the jurisdictional mix of the respective before tax adjustment.

	Years Ended September 30
	2016				2015
(Dollars in millions, except for per share amounts)	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS[1]	Operating Margin[1]	Income Before Income Taxes	Income Tax Expense	Diluted EPS

GAAP Earnings	8.7%	$138.3	$15.5	$1.86	4.2%	$65.1	$18.3	$0.82
Adjustments:
Acquisition and integration costs	1.5%	38.9	11.3	0.41	3.2%	62.8	18.0	0.76
Acquisition-related intangible asset amortization	3.6%	95.9	31.7	0.96	1.7%	34.1	9.8	0.42
FDA remediation expenses	-	-	-	-	0.2%	3.8	1.2	0.04
Field corrective actions	-	0.2	(0.1)	-	0.2%	4.5	1.4	0.05
Litigation settlements and expenses	-	-	-	-	-	(0.6)	(0.2)	(0.01)
Special charges	1.5%	39.9	13.4	0.40	2.1%	41.2	10.7	0.52
Supplemental stock compensation charge	-	-	-	-	0.3%	6.1	2.2	0.07
Foreign valuation allowance	-	-	19.5	(0.29)	-	-	1.9	(0.03)
Debt refinancing	-	12.9	4.7	0.12	-	-	-	-
Gain on disposition	-	(10.1)	(3.7)	(0.10)	-	-	-	-

Adjusted Earnings	15.3%	$316.0	$92.3	$3.38	11.8%	$217.0	$63.3	$2.64

1 Total does not add due to rounding

The effective tax rate for fiscal 2016 was 11.2 percent compared to 28.1 percent in the prior year. The effective tax rate for fiscal 2016 is lower than fiscal 2015 due primarily to the release of the valuation allowance on our deferred tax assets discussed in Note 1 of our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

The adjusted effective tax rate was 29.2 percent for both fiscal years 2016 and 2015.

Net income attributable to common shareholders was $124.1 million in fiscal 2016 compared to $47.7 million in the prior year. On an adjusted basis, net income attributable to common shareholders increased $70.4 million, or 45.5 percent compared with the prior year. Diluted earnings per share increased 126.8 percent on a reported basis and increased 28.0 percent on an adjusted basis over the same period.

Business Segment Results of Operations

					U.S.	OUS
(Dollars in millions)	Years Ended September 30		Change As	Constant	Change As	Change As	Constant
	2016	2015	Reported	Currency	Reported	Reported	Currency
Revenue:
North America Patient Support Systems	$1,076.9	$1,002.0	7.5%	7.7%	8.2%	(7.9%)	(1.6%)
International Patient Support Systems	360.3	424.6	(15.1%)	(12.1%)	N/A	(15.1%)	(12.1%)
Front Line Care	809.7	139.0	N/M	N/M	N/M	N/M	N/M
Surgical Solutions	408.3	422.6	(3.4%)	(1.4%)	5.2%	(10.9%)	(7.2%)
	$2,655.2	$1,988.2	33.5%	35.3%	43.7%	15.5%	20.3%

Divisional income (loss):
North America Patient Support Systems	$266.4	$204.1	30.5%
International Patient Support Systems	$(13.8)	$9.2	(250.0%)
Front Line Care	$202.1	$41.5	N/M
Surgical Solutions	$46.2	$56.0	(17.5%)

N/M = Not meaningful
N/A = Not applicable
OUS = Outside of the U.S.

North America Patient Support Systems

North America Patient Support Systems revenue increased 7.5 percent in fiscal 2016 compared to fiscal 2015. Product sales and service revenue increased 8.7 percent primarily due to higher sales of specialty frames and surfaces and clinical workflow solutions products. Rental revenue increased by 4.2 percent primarily due to increased volumes.

North America Patient Support Systems divisional income increased 30.5 percent due primarily to improved gross margins, along with improved operating leverage as operating expenses were lower. Product sales and service margins increased 180 basis points compared with the prior year, primarily due to favorable product mix and manufacturing efficiencies.  Rental margins also increased during the year as a result of product mix and increased leverage of our fleet and field service infrastructure due to higher rental revenue.

International Patient Support Systems

International Patient Support Systems revenue decreased 15.1 percent on a reported basis, and 12.1 percent on a constant currency basis. International Patient Support Systems product sales and service revenue decreased 15.6 percent, or 12.7 percent on a constant currency basis due primarily to declines in the Middle East, Europe, and Latin America. International Patient Support Systems rental revenue decreased 11.2 percent on a reported basis and 7.2 percent on a constant currency basis due to lower volume and pricing pressures in Europe.

International Patient Support Systems divisional income decreased 250.0 percent due primarily to lower revenue, partially offset by slightly lower operating costs. Products sales and services margins declined 40 basis points from the prior year due to reduced leverage of manufacturing costs. Rental margins decreased due to pricing pressures and reduced leverage of our fleet and field service infrastructure on the lower revenue.

Front Line Care

Front Line Care revenue and divisional income increased in 2016 primarily as a result of the Welch Allyn acquisition.  On a proforma constant currency basis, reflecting the inclusion of Welch Allyn in both the current and prior year, Front Line Care revenue grew 6.0 percent due mainly to growth in Welch Allyn. Prior year results for this segment primarily reflects our respiratory care business, which achieved low single digit revenue growth in fiscal 2016.

Surgical Solutions

Surgical Solutions revenue decreased 3.4 percent on a reported basis and 1.4 percent on a constant currency basis. On a constant currency basis, sales declines were mainly in the Middle East and Latin America as a result of macro-economic difficulties in these regions.  These declines were partially offset by increases in our Allen Medical and Trumpf businesses in the U.S.

Surgical Solutions divisional income decreased 17.5 percent. Divisional income was impacted by higher investments in research and development and sales and marketing in support of long-term growth initiatives.

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

Net Revenue

					U.S.	OUS
	Years Ended September 30		Change As	Constant	Change As	Change As	Constant
(Dollars in millions)	2015	2014	Reported	Currency	Reported	Reported	Currency

Product sales and service	$1,604.5	$1,301.4	23.3%	29.9%	25.7%	20.1%	35.7%

Rental revenue	383.7	384.7	(0.3%)	1.7%	3.1%	(17.8%)	(5.6%)

Total revenue	$1,988.2	$1,686.1	17.9%	23.5%	18.9%	16.2%	31.5%

OUS = Outside of the U.S.

Product sales and service revenue increased, due primarily to the impact of the Trumpf and Welch Allyn acquisitions which added over $225.0 million in sales. Higher sales of frames and surfaces and clinical workflow solutions in our North America Patient Support Systems segment and organic sales increases in our Surgical Solutions segment also contributed to the increase, partially offset by lower sales in our International Patient Support Systems segment. Order trends in our North America Patient Support Systems segment showed significant growth compared to the prior period, while orders in our International Patient Support Systems segment continued to be volatile due to a higher dependency on large tenders and the effects of significant economic uncertainty in Europe and the Middle East. Excluding the impact of the Trumpf and Welch Allyn acquisitions, sales increased 4.5 percent on a reported basis and 8.9 percent on a constant currency basis.

Rental revenue decreased slightly from fiscal 2014 as lower revenue in the International Patient Support Systems segment was offset by increases in the North America Patient Support Systems and Front Line Care segments. The North America Patient Support Systems segment increase was driven by improving volumes in the last half of the year due to contract wins, which more than offset the decline from the discontinuance of third-party payer therapy product rentals. International Patient Support Systems segment rental revenue was down on a reported basis mainly as a result of foreign currency fluctuations, and down on a constant currency basis by 4.5 percent due to volume and pricing declines.

Gross Profit

	Years Ended September 30
			Percentage
(Dollars in millions)	2015	2014	Change
Gross Profit
Product sales and service	$683.3	$571.2	19.6
Percent of Related Revenue	42.6%	43.9%	(130) bps

Rental revenue	$197.0	$208.7	(5.6)
Percent of Related Revenue	51.3%	54.3%	(300) bps

Total Gross Profit	$880.3	$779.9	12.9
Percent of Related Revenue	44.3%	46.3%	(200) bps

Product sales and service gross profit increased by $112.1 million on higher revenue while gross margin decreased 130 basis points. The gross margin decrease was primarily driven by the impact of dilutive Trumpf margins, incremental field corrective action charges of $6.2 million, and the prior year recognition of a $2.8 million benefit from a change in our employee benefits program. Margins were also negatively impacted by the inventory step-up associated with purchase accounting for acquisitions, which was $16.2 million in fiscal 2015, compared with $6.0 million in fiscal 2014. Excluding the aforementioned items, organic capital margins increased 60 basis points as the impacts of pricing pressure were more than offset by portfolio mix.

Rental gross profit decreased $11.7 million and gross margin decreased 300 basis points. The margin decrease was partially due to the fiscal 2014 recognition of a $2.8 million benefit from the employee benefit program change referenced earlier, in addition to pricing pressure and higher field service costs and depreciation on the incremental capital expenditures necessary to serve contract wins in the North America Patient Support Systems segment.

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

Selling and administrative expenses as a percent of total revenue increased 90 basis points. Selling and administrative expenses included acquisition and integration costs, acquisition-related intangible asset amortization, FDA remediation expenses, a supplemental stock compensation charge, and litigation settlements and expenses that totaled $90.0 million in 2015, compared with $43.6 million in the prior year. Excluding these items, as well as the favorable impact of the employee benefit program change of $6.6 million recorded in 2014, selling and administrative expenses decreased 140 basis points as a percentage of revenue. The improvements were due to operating leverage associated with higher revenue and ongoing cost control initiatives.

We recognized special charges of $41.2 million in fiscal 2015 and $37.1 million in fiscal 2014, related to various organizational changes that we implemented to improve our business alignment and cost structure. These charges are summarized below.

Welch Allyn Integration
In conjunction with the acquisition of Welch Allyn, we eliminated approximately 100 positions, primarily in Welch Allyn’s corporate support and administrative functions, which became redundant as a result of merging into Hill-Rom. We recorded $14.4 million of special charges in conjunction with this action in fiscal 2015 for severance and employee benefits provided to affected employees. Many of the affected employees must continue service for a specified period of time after completion of the merger in order to receive the severance benefits offered.

Pension Settlement Charge
As disclosed in Note 6 of our Consolidated Financial Statements, we offered lump sum settlements to all terminated vested participants in our domestic master defined benefit retirement plan, which resulted in a settlement charge of $9.6 million. This charge was recorded as a component of special charges in fiscal 2015.

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

Discontinuance of Third-Party Payer Rentals
During the second quarter of fiscal 2014, we initiated a plan to discontinue third-party payer rentals of therapy products occurring primarily in home care settings. Special charges recorded for this action included a $7.7 million non-cash tangible asset impairment charge, a $2.0 million charge for severance and other benefits for approximately 70 eliminated positions, and $1.6 million in other related costs, net of a reversal of $0.2 million which was recorded in the third quarter of fiscal 2014. This action is complete.

Batesville Manufacturing Early Retirement Program
During the first quarter of fiscal 2014, we initiated a plan to improve our cost structure and streamline our organization by offering an early retirement program to certain manufacturing employees in our Batesville, Indiana plant, meeting specific eligibility requirements, and other minor reduction in force actions. These programs resulted in the elimination of approximately 35 positions and required recognition of a special charge of approximately $1 million for lump sum payments under the program and severance and other benefits provided to other affected employees. This action is complete.

Interest expense was higher compared with the prior year due to incremental borrowings made in connection with the Trumpf and Welch Allyn acquisitions.

GAAP and Adjusted Earnings

Operating margin, income before income taxes, income tax expense, and earnings attributable to common shareholders per diluted share are summarized in the table below. GAAP amounts are adjusted for certain items to aid management in evaluating the performance of the business. Income tax expense is computed by applying a blended statutory tax rate based on the jurisdictional mix of the respective before tax adjustment.

	Years Ended September 30
	2015				2014

(Dollars in millions, except for per share amounts)	Operating Margin[1]	Income Before Income Taxes	Income Tax Expense	Diluted EPS	Operating Margin[1]	Income Before Income Taxes	Income Tax Expense	Diluted EPS[1]

GAAP Earnings	4.2%	$65.1	$18.3	$0.82	7.3%	$115.2	$54.6	$1.04
Adjustments:
Acquisition and integration costs	3.2%	62.8	18.0	0.76	1.0%	16.3	5.0	0.19
Acquisition-related intangible asset amortization	1.7%	34.1	9.8	0.42	1.7%	28.8	8.7	0.34
Employee benefits change	-	-	-	-	-0.8%	(13.4)	(5.1)	(0.14)
FDA remediation expenses	0.2%	3.8	1.2	0.04	0.3%	4.5	1.7	0.05
Field corrective actions	0.2%	4.5	1.4	0.05	-0.1%	(1.7)	(0.6)	(0.02)
Litigation settlements and expenses	-	(0.6)	(0.2)	(0.01)	-	-	-	-
Special charges	2.1%	41.2	10.7	0.52	2.2%	37.1	10.9	0.45
Supplemental stock compensation charge	0.3%	6.1	2.2	0.07	-	-	-	-
Foreign valuation allowance	-	-	1.9	(0.03)	-	-	(20.3)	0.35

Adjusted Earnings	11.8%	$217.0	$63.3	$2.64	11.5%	$186.8	$54.9	$2.25

1 Total does not add due to rounding

The effective tax rate for fiscal 2015 was 28.1 percent compared to 47.4 percent in the prior year. The effective tax rate for fiscal 2015 was lower than fiscal 2014 due primarily to the $19.6 million of tax expense recognized in the prior year to establish a valuation allowance on the net deferred tax assets in France, primarily net operating losses. This compares to $3.3 million of tax benefits in fiscal 2015 primarily related to the reversal of previously recorded valuation allowances in Australia and the one-time catch-up tax benefit from the reinstatement of the research and development tax credit.

On December 19, 2014, the Tax Increase Prevention Act of 2014 (the “Tax Act”) was signed into law. The Tax Act retroactively extended the research and development tax credit for one year beginning January 1, 2014 through December 31, 2014. This credit had previously expired effective December 31, 2013. The reinstatement of the research and development tax credit favorably impacted the effective tax rate for fiscal 2015 by approximately $2 million through a combination of a one-time catch-up adjustment from the reinstatement of the credit recorded in our first quarter of fiscal 2015 and the inclusion of the limited research credit into the fiscal 2015 effective tax rate.

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

Business Segment Results of Operations

					U.S.	OUS
(Dollars in millions)	Years Ended September 30		Change As	Constant	Change As	Change As	Constant
	2015	2014	Reported	Currency	Reported	Reported	Currency
Revenue:
North America Patient Support Systems	$1,002.0	$888.9	12.7%	13.4%	13.5%	(2.5%)	10.9%
International Patient Support Systems	424.6	490.1	(13.4%)	(2.0%)	N/A	(13.4%)	(2.0%)
Front Line Care	139.0	86.1	N/M	N/M	N/M	N/M	N/M
Surgical Solutions	422.6	221.0	91.2%	105.4%	35.4%	198.3%	239.6%
	$1,988.2	$1,686.1	17.9%	23.5%	18.9%	16.2%	31.5%

Divisional income:
North America Patient Support Systems	$204.1	$165.0	23.7%
International Patient Support Systems	$9.2	$21.3	(56.8%)
Front Line Care	$41.5	$28.8	44.1%
Surgical Solutions	$56.0	$43.5	28.7%

N/M = Not meaningful
N/A = Not applicable
OUS = Outside of the U.S.

North America Patient Support Systems

North America Patient Support Systems revenue increased 12.7 percent. Product sales and service revenue increased 17.2 percent due to higher sales of frames and surfaces and clinical workflow solutions products. Rental revenue increased by 2.4 percent as improved volumes from recent contract wins were partially offset by the discontinuance of third-party payer therapy product rentals in the second half of fiscal 2014, along with continued pricing pressure. Excluding the effects of the discontinuance of third-party payer therapy product rentals, rental revenue increased 7.6 percent compared with the prior year.

North America Patient Support Systems divisional income increased 23.7 percent due primarily to increased revenue and the resulting increase in gross profit. Product sales and service margins increased 60 basis points compared with the prior year primarily due to favorable changes in product mix. Rental margins declined as a result of continued pricing pressure, along with our increased investment in additional capacity to meet the higher volumes in fiscal 2015 from recent contract wins. Divisional income also benefited from improved leverage of operating expenses on higher revenue.

International Patient Support Systems

International Patient Support Systems revenue decreased 13.4 percent on a reported basis, and 2.0 percent on a constant currency basis. International Patient Support Systems product sales and service revenue decreased 12.9 percent, or 1.7 percent on a constant currency basis due primarily to weaker sales in Europe, the Middle East, and Latin America. Sales in this segment faced significant volatility as a result of economic uncertainty in various regions around the world. International Patient Support Systems rental revenue decreased 16.8 percent on a reported basis and 4.5 percent on a constant currency basis due to continued volume and pricing pressures.

International Patient Support Systems divisional income decreased 56.8 percent due primarily to lower revenue and the resulting decline in gross profit, partially offset by lower selling and administrative expenses, along with some unfavorable foreign currency impact. Product sales and service margins declined 80 basis points from the prior year. Rental margins decreased due to reduced leverage of fleet and field service infrastructure as revenue declined more quickly than our field service costs, along with continued pricing pressure.

Front Line Care

Front Line Care revenue and divisional income increased by $52.9 million and $12.7 million due to the Welch Allyn acquisition in September 2015. Rental revenue was relatively flat year over year.

Surgical Solutions

Surgical Solutions revenue increased 91.2 percent on a reported basis, and 105.4 percent on a constant currency basis primarily due to the acquisition of Trumpf. Excluding the impact of the Trumpf acquisition, revenue increased 2.7 percent on a reported basis.

Surgical Solutions divisional income increased 28.7 percent due to the incremental gross profit from Trumpf. Divisional income excluding acquisitions was impacted by increased investments in research and development and sales channel to support growth initiatives.

LIQUIDITY AND CAPITAL RESOURCES

	Years Ended September 30
(Dollars in millions)	2016	2015	2014
Cash Flows Provided By (Used In):
Operating activities	$281.2	$213.8	$210.3
Investing activities	(97.7)	(1,756.4)	(294.5)
Financing activities	(141.9)	1,642.7	63.8
Effect of exchange rate changes on cash	(2.2)	(6.6)	(7.7)
Increase (Decrease) in Cash and Cash Equivalents	$39.4	$93.5	$(28.1)

Net cash flows from operating activities and selected borrowings represented our primary sources of funds for growth of the business, including capital expenditures and acquisitions. Our financing agreements contain certain restrictions relating to dividend payments, the making of restricted payments, and the incurrence of additional secured and unsecured indebtedness. None of our financing agreements contain any credit rating triggers which would increase or decrease our cost of borrowings. Credit rating changes can, however, impact the cost of borrowings and any potential future borrowings under any new financing agreements.

Operating Activities

Cash provided by operating activities during fiscal 2016 was driven primarily by net income, adjusted for the non-cash effects of depreciation, amortization, loss on extinguishment of debt, stock compensation expense and the rollout of inventory step-up from the Welch Allyn acquisition. These sources of cash were offset by the payout of performance-based compensation related to our 2015 fiscal year, a pension contribution of $30 million, acquisition and restructuring costs related mainly to Welch Allyn and other working capital activities. Cash provided by operating activities increased compared to the prior year due mainly to higher net income adjusted for the non-cash effects of the items previously listed.

Cash provided by operating activities during fiscal 2015 was driven by net income, adjusted up for non-cash expenses including depreciation, amortization, stock compensation, and a pension settlement charge, offset by the provision for deferred income taxes and changes in working capital. Cash provided by operating activities increased slightly from fiscal 2014, driven by improved working capital management, which more than offset lower net income, as adjusted for non-cash transactions.

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

Investing Activities

Cash used for investing activities during fiscal 2016 consisted mainly of capital expenditures and payment for the acquisition of Anodyne Medical Device, Inc., known as Tridien Medical (“Tridien”). The prior year was higher due to the acquisition of Welch Allyn and higher than normal capital expenditures due to investments in our rental fleet to support volume increases.

Cash used for investing activities during fiscal 2015 consisted mainly of capital expenditures and payments for acquisitions. Capital expenditures increased from the prior year due to investments in our rental fleet to support volume increases from recent contract wins. Payments for acquisitions increased due to the acquisition of Welch Allyn in September 2015.

Cash used for investing activities during fiscal 2014 consisted mainly of capital expenditures and payments for the acquisitions of Virtus, Inc. (“Virtus”) and Trumpf.

Financing Activities

Cash used in financing activities during fiscal 2016 consisted mainly of the pay down of long-term debt and payments of cash dividends. During the year ended September 30, 2016, we increased our dividends paid by $0.0375 per share compared to the prior year. The net cash used in financing activities for fiscal 2016 compares to net cash provided by financing activities in fiscal 2015, as borrowings for the acquisition of Welch Allyn exceeded stock repurchases and the payment of dividends in the prior year period.

Cash provided by financing activities during fiscal 2015 consisted mainly of new borrowings which were used to fund the Welch Allyn acquisition. Borrowings under our prior credit facility were also used to fund the higher rental fleet investment previously discussed. This was offset by treasury stock acquired, dividend payments, and payments to retire previously outstanding debt as this was replaced with the financing obtained in conjunction with the Welch Allyn acquisition. During the year ended September 30, 2015, we increased our dividends paid by $0.0375 per share compared to the prior year. The higher cash provided by financing activities compared to the prior year period was due mainly to the borrowing activity associated with the acquisitions of Welch Allyn.

Cash provided by financing activities during fiscal 2014 consisted mainly of borrowings on our previously outstanding credit facility which were used to fund acquisition activity. This was offset by treasury stock acquired of $71.8 million, payments on outstanding debt of $95.2 million, and dividend payments of $34.2 million.

The treasury stock acquired balances referenced above refer to purchases in the open market and the repurchases of shares associated with employee payroll tax withholdings for restricted and deferred stock distributions.

Our debt-to-capital ratio was 63.5, 65.9, and 37.8 percent at September 30, 2016, 2015 and 2014, respectively. The increase that occurred in fiscal 2015 was attributable to the funding of the Welch Allyn acquisition and the related borrowings obtained.

Other Liquidity Matters

In September 2015, the Company entered into four credit facilities for the purposes of financing the Welch Allyn acquisition as well as refinancing our previously outstanding revolving credit facility. These facilities consisted of the following:
•	$1.0 billion senior secured Term Loan A facility, maturing in September 2020
•	$800 million senior secured Term Loan B facility, maturing in September 2022
•	Senior secured Revolving Credit Facility, providing borrowing capacity of up to $500.0 million, maturing in September 2020
•	$425.0 million of senior unsecured notes (“Senior Notes”), maturing in September 2023

In September 2016, the Company entered into an amended and restated senior credit agreement for purposes of refinancing our credit facilities entered into as part of the Welch Allyn acquisition and funding the payoff of the senior secured Term Loan B facility. The amended and restated senior credit agreement consisted of two facilities as follows:
•	$1,462.5 million senior secured Term Loan A facility (“TLA Facility”), maturing in September 2021
•	Senior secured Revolving Credit Facility (“Revolving Credit Facility”), providing borrowing capacity of up to $700.0 million, maturing in September 2021

The TLA Facility and Revolving Credit Facility (collectively, the “Senior Secured Credit Facilities”) bear interest at variable rates which are currently less than 3.0 percent. These interest rates are based primarily on the London Interbank Offered Rate (“LIBOR”), but under certain conditions could also be based on the U.S. Federal Funds Rate or the U.S. Prime Rate, at the Company’s option.

The following table summarizes the scheduled maturities of the TLA Facility for fiscal years 2017 through 2021:

Amount
2017	$73.1
2018	$109.7
2019	$146.3
2020	$146.3
2021	$987.2

We will be able to voluntarily prepay the TLA Facility at any time without penalty or premium.

At September 30, 2016, there were $235.8 million of borrowings on the Revolving Credit Facility, with available borrowing capacity of an additional $456.6 million after giving effect to $7.6 million of outstanding standby letters of credit.  The availability of borrowings under our Revolving Credit Facility is subject to our ability at the time of borrowing to meet certain specified conditions, including compliance with covenants contained in the governing credit agreement.

The Senior Secured Credit Facilities are held with a syndicate of banks, which includes over 30 institutions. The general corporate assets of the Company and its wholly-owned, domestic subsidiaries collateralize these obligations. The amended and restated credit agreement governing these facilities contains financial covenants which specify a maximum secured net leverage ratio and a minimum interest coverage ratio, as such terms are defined in the credit agreement. These financial covenants are measured at the end of each fiscal quarter. The required ratios vary through December 31, 2019 providing a gradually decreasing maximum secured net leverage ratio and a gradually increasing minimum interest coverage ratio, as set forth in the table below:

Fiscal Quarter Ended	Maximum Secured Net Leverage Ratio	Minimum Interest Coverage Ratio
December 31, 2016	4.50x	3.25x
December 31, 2017	4.00x	3.50x
December 31, 2018	3.50x	3.75x
December 31, 2019 and thereafter	3.00x	4.00x

The Senior Notes bear interest at a fixed rate of 5.75 percent annually. These notes were issued at par in a private placement offering and are not registered securities on any public market. All of the Senior Notes are outstanding as of September 30, 2016. We are not required to make any mandatory redemption or sinking fund payments with respect to the Notes, other than in certain circumstances such as a change in control or material sale of assets. We may redeem the notes prior to maturity, but doing so prior to September 1, 2021 would require payment of a premium on any amounts redeemed, the amount of which varies based on the timing of the redemption. The indenture governing the Senior Notes contains certain covenants which impose limitations on the amount of dividends we may pay and the amount of common shares we may repurchase in the open market, but we do not expect these covenants to affect our current dividend policy or open share repurchase program. The terms of this indenture also impose certain restrictions on the amount and type of additional indebtedness we may obtain in the future, as well as the types of liens and guarantees we may provide.

We are in compliance with all applicable financial covenants as of September 30, 2016.

We also have $43.3 million of unsecured debentures outstanding at various fixed interest rates as of September 30, 2016, classified as long-term in the Consolidated Balance Sheet.

Our primary pension plan invests in a variety of equity and debt securities. At September 30, 2016, our latest measurement date, our pension plans were underfunded by approximately $80.1 million based on our projected benefit obligation and fair value of plan assets. Based on our current funded status, we are not required to make any contributions to our primary pension plan in fiscal 2017.

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

On September 8, 2015, we completed the acquisition of Welch Allyn for a purchase price of $2.1 billion, including the value of 8.1 million shares of common stock which were issued to the seller as consideration for the transaction. The cash portion of the purchase price was funded with credit facilities. On August 1, 2014, we completed the acquisition of Trumpf for $223.6 million (net of cash acquired). We funded this transaction with a combination of cash on hand and borrowings under our prior revolving credit facility.

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

We believe that cash on hand and generated from operations, along with amounts available under our credit facility, will be sufficient to fund operations, working capital needs, capital expenditure requirements, and financing obligations for at least the next twelve months. However, disruption and volatility in the credit markets could impede our access to capital. Our $700.0 million revolving credit facility is with a syndicate of banks, which we believe reduces our exposure to any one institution and would still leave us with significant borrowing capacity in the event that any one of the institutions within the group is unable to comply with the terms of our agreement.

As of September 30, 2016, approximately 65.5 percent of the Company’s cash and cash equivalents are held by our subsidiaries in foreign countries. Portions of this may be subject to U.S. income taxation if repatriated to the U.S. However, cash and cash equivalents held by foreign subsidiaries are largely used for operating needs outside the U.S. Therefore, we have no need to repatriate this cash for other uses. We believe that cash on hand and generated from operations, along with amounts available under our credit facility, will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations.

Credit Ratings

During fiscal 2016, Standard and Poor’s Rating Services and Moody’s Investor Service issued credit ratings for Hill-Rom of BB+ and Ba2, respectively, with stable outlooks.

Other Uses of Cash

We expect capital spending in 2017 to be approximately $120 million to $130 million. Capital spending will be monitored and controlled as the year progresses.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Contractual Obligations, Contingent Liabilities and Commitments

To give a clear picture of matters potentially impacting our liquidity position, the following table outlines our contractual obligations as of September 30, 2016:

	Payments Due by Period
		Less Than	1 - 3	3 - 5	After 5
(Dollars in millions)	Total	1 Year	Years	Years	Years
Contractual Obligations
Long-term debt obligations	$2,171.8	$73.2	$258.0	$1,371.9	$468.7
Interest payments relating to long-term debt (1)	351.4	67.7	115.3	101.8	66.6
Operating lease obligations	80.7	29.0	34.7	12.2	4.8
Pension and postretirement
health care benefit funding (2)	29.9	2.8	5.7	6.2	15.2
Purchase obligations (3)	185.8	154.7	29.2	1.9	-
Other long-term liabilities (4)	30.9	-	12.4	12.3	6.2
Total contractual cash obligations	$2,850.5	$327.4	$455.3	$1,506.3	$561.5

(1)	Interest payments on our long-term debt are projected based on the contractual rates of remaining debt securities.

(2)	Based on our funded status as of September 30, 2016, we are not required to make any further contributions to our master pension plan in fiscal 2017.

(3)	Purchase obligations represent contractual obligations under various take-or-pay arrangements executed in the normal course of business. These commitments represent future purchases in line with expected usage to obtain favorable pricing. Also included are obligations arising from purchase orders for which we have made firm commitments. As a result, we believe that the purchase obligations portion of our contractual obligations is substantially those obligations for which we are certain to pay, regardless of future facts and circumstances. We expect to fund purchase obligations with operating cash flows and current cash balances.

(4)	Other long-term liabilities include deferred compensation arrangements, self-insurance reserves, and other various liabilities.

We also had commercial commitments related to standby letters of credit at September 30, 2016 of $7.6 million.

In addition to the contractual obligations and commercial commitments disclosed above, we also have a variety of other agreements related to the procurement of materials and services and other commitments. While many of these agreements are long-term supply agreements, some of which are exclusive supply or complete requirements-based contracts, we are not committed under these agreements to accept or pay for requirements which are not needed to meet production needs. Also, we have an additional $5.1 million of other liabilities as of September 30, 2016, which represent uncertain tax positions for which it is not possible to determine in which future period the tax liability might be settled.

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

Revenue Recognition

Net revenue reflects gross revenue less sales discounts and allowances and customer returns for product sales and rental revenue reserves. Revenue is evaluated under the following criteria and recognized when each is met:

•	Evidence of an arrangement: An agreement with the customer reflecting the terms and conditions to deliver products or services serves as evidence of an arrangement.

•	Delivery: For products, delivery is generally considered to occur upon receipt by the customer and the transfer of title and risk of loss. For rental services, delivery is considered to occur when the services are rendered.

•	Fixed or determinable price: The sales price is considered fixed or determinable if it is not subject to refund or adjustment.

•	Collection is deemed probable: At or prior to the time of a transaction, credit reviews of each customer are performed to determine the creditworthiness of the customer. Collection is deemed probable if the customer is expected to be able to pay amounts under the arrangement as those amounts become due. If collection is not probable, revenue is recognized when collection becomes probable, generally upon cash collection.

As a general interpretation of the above guidelines, revenue for health care and surgical products are generally recognized upon delivery of the products to the customer and their assumption of risk of loss and other risks and rewards of ownership. Local business customs and sales terms specific to certain customers or products can sometimes result in deviations to this normal practice; however, in no case is revenue recognized prior to the transfer of risk of loss and rewards of ownership.

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

Changes in retirement and postretirement benefit expense and the recognized obligations may occur in the future as a result of a number of factors, including changes to any of these assumptions. Our expected rate of return on pension plan assets was 5.8 percent for fiscal 2016 and 6.8 percent for fiscal 2015 and 7.0 percent for 2014. At September 30, 2016, we had pension plan assets of $267 million. A 25 basis point increase in the expected rate of return on pension plan assets reduces annual pension expense by approximately $0.5 million. Differences between actual and projected investment returns, especially in periods of significant market volatility, can also impact estimates of required pension contributions. The discount rate for our defined benefit pension plans obligation was 3.7 percent in 2016, 4.4 percent in 2015 and 4.5 percent in 2014. The discount rate for our postretirement obligations may vary up to 100 basis points from that of our retirement obligations. For each 50 basis point change in the discount rate, the impact to annual pension expense ranges from an increase of $1.8 million to a decrease of $1.7 million, while the impact to our postretirement health care expense would be insignificant. Impacts from assumption changes could be positive or negative depending on the direction of the change in rates.

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

We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances. We currently have $26.9 million of valuation allowances on deferred tax assets, on a tax-effected basis, primarily related to certain foreign deferred tax attributes and state tax credit carryforwards that are not expected to be utilized.

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

Recently Issued Accounting Guidance

For a summary of recently issued accounting guidance applicable to us, see Note 1 of our Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K.

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

Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions. At September 30, 2016, we had outstanding foreign exchange derivative contracts in notional amounts of $17.9 million with the fair value of these contracts approximating original contract value. The maximum length of time over which we hedge transaction exposure is generally 15 months. Derivative gains/ (losses), initially reported as a component of accumulated other comprehensive income (loss), are reclassified to earnings in the period when the forecasted transaction affects earnings.

We are exposed to market risk from fluctuations in interest rates. The Company sometimes manages its exposure to interest rate fluctuations through the use of interest rate swaps (cash flow hedges). As of September 30, 2016, we had five interest rate swap agreements, with notional amounts of $600.0 million, in aggregate, to hedge the variability of cash flows associated with a portion of the variable interest rate payments for the period April 2016 to September 2020 on the Senior Secured Credit Facilities. These swaps were in a liability position with an aggregate fair value of $5.0 million as of September 30, 2016.

Our pension plan assets, which were $267.0 million at September 30, 2016, are also subject to volatility that can be caused by fluctuations in general economic conditions. Our pension plans were underfunded at September 30, 2016 by approximately $80.1 million, an increase over the prior year based upon a decrease in the discount rate and lower returns on plan assets. Continued market volatility and disruption could cause declines in asset values and low interest rates could continue to keep our pension obligation high. Should such trends continue, we may need to make additional pension plan contributions and our pension expense in future years may increase. Investment strategies and policies are set by the plan’s fiduciaries. Long-term strategic investment objectives utilize a diversified mix of equity and fixed income securities to preserve the funded status of the trusts and balance risk and return. The plan fiduciaries oversee the investment allocation process, which includes selecting investment managers, setting long-term strategic targets and monitoring asset allocations. Target allocation ranges are guidelines, not limitations, and plan fiduciaries may occasionally approve allocations above or below a target range or elect to rebalance the portfolio within the targeted range.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2016 using criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on these criteria, management concluded that we maintained effective internal control over financial reporting as of September 30, 2016.

The effectiveness of our internal control over financial reporting as of September 30, 2016 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, who also audited our Consolidated Financial Statements, as stated in their report included herein.

/s/ John J. Greisch
John J. Greisch
President and Chief Executive Officer

/s/ Steven J. Strobel
Steven J. Strobel
Senior Vice President and Chief Financial Officer

/s/ Jason A. Richardson
Jason A. Richardson
Vice President, Controller and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Hill-Rom Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Hill-Rom Holdings, Inc. and its subsidiaries at September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2016 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for the balance sheet classification of deferred income taxes in 2016.

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
November 17, 2016

Hill-Rom Holdings, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share data)

	Years Ended September 30
	2016	2015	2014
Net Revenue
Product sales and service	$2,263.4	$1,604.5	$1,301.4
Rental revenue	391.8	383.7	384.7
Total revenue	2,655.2	1,988.2	1,686.1

Cost of Revenue
Cost of goods sold	1,209.4	921.2	730.2
Rental expenses	188.8	186.7	176.0
Total cost of revenue	1,398.2	1,107.9	906.2

Gross Profit	1,257.0	880.3	779.9

Research and development expenses	133.5	91.8	71.9
Selling and administrative expenses	853.3	664.2	548.3
Special charges (Note 8)	39.9	41.2	37.1
Operating Profit	230.3	83.1	122.6

Interest expense	(90.4)	(18.4)	(9.8)
Loss on extinguishment of debt	(10.8)	-	-
Investment income and other, net	9.2	0.4	2.4

Income Before Income Taxes	138.3	65.1	115.2

Income tax expense (Note 9)	15.5	18.3	54.6

Net Income	122.8	46.8	60.6

Less: Net loss attributable to noncontrolling interests	(1.3)	(0.9)	-

Net Income Attributable to Common Shareholders	$124.1	$47.7	$60.6
Net Income Attributable to Common Shareholders
per Common Share - Basic	$1.90	$0.83	$1.05
Net Income Attributable to Common Shareholders
per Common Share - Diluted	$1.86	$0.82	$1.04

Dividends per Common Share	$0.6700	$0.6325	$0.5950

Average Common Shares Outstanding - Basic (thousands) (Note 10)	65,333	57,249	57,555

Average Common Shares Outstanding - Diluted (thousands) (Note 10)	66,596	58,536	58,523

See Notes to Consolidated Financial Statements.

Hill-Rom Holdings, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended September 30
	2016	2015	2014

Net Income	$122.8	$46.8	$60.6

Other Comprehensive Loss, Net of Tax:

Available-for-sale securities and hedges	(3.1)	-	0.3
Foreign currency translation adjustment	(22.4)	(58.6)	(29.6)
Change in pension and postretirement defined benefit plans	(2.8)	(8.1)	(9.1)
Total Other Comprehensive Loss, Net of Tax	(28.3)	(66.7)	(38.4)

Total Comprehensive Income (Loss)	94.5	(19.9)	22.2

Less: Comprehensive loss attributable to noncontrolling interests	(1.3)	(0.9)	-

Total Comprehensive Income (Loss) Attributable to Common Shareholders	$95.8	$(19.0)	$22.2

See Notes to Consolidated Financial Statements.

Hill-Rom Holdings, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	September 30
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$232.2	$192.8
Trade accounts receivable, less allowances of $26.8 in 2016 and $26.0 in 2015 (Note 1)	515.1	494.7
Inventories (Note 1)	252.0	267.4
Deferred income taxes (Notes 1 and 9)	-	77.0
Other current assets	82.8	109.1
Total current assets	1,082.1	1,141.0

Property, plant, and equipment (Note 1)	961.8	976.4
Less accumulated depreciation	(611.8)	(598.0)
Property, plant, and equipment, net	350.0	378.4

Intangible assets:
Goodwill (Notes 1, 2 and 3)	1,584.4	1,610.5
Other intangible assets and software, net (Notes 1, 2 and 3)	1,143.3	1,247.7
Deferred income taxes (Notes 1 and 9)	43.1	21.6
Other assets	59.5	58.4
Total Assets	$4,262.4	$4,457.6

LIABILITIES
Current Liabilities
Trade accounts payable	$136.0	$136.3
Short-term borrowings (Note 4)	210.1	58.0
Accrued compensation	127.0	171.8
Accrued product warranties (Note 1)	27.5	32.1
Accrued rebates	40.8	33.7
Other current liabilities	120.9	146.9
Total current liabilities	662.3	578.8

Long-term debt (Note 4)	1,938.4	2,175.2
Accrued pension and postretirement benefits (Note 6)	99.0	118.8
Deferred income taxes (Notes 1 and 9)	287.8	380.6
Other long-term liabilities	39.0	47.3
Total Liabilities	3,026.5	3,300.7

Commitments and Contingencies (Note 13)

SHAREHOLDERS' EQUITY (Note 7)
Capital Stock:
Preferred stock - without par value:
Authorized - 1,000,000 shares; none issued or outstanding	-	-
Common stock - without par value:
Authorized - 199,000,000
Issued - 88,457,634 shares in 2016 and 2015	4.4	4.4
Additional paid-in-capital	575.9	562.0
Retained earnings	1,589.7	1,509.9
Accumulated other comprehensive loss (Note 1)	(169.1)	(140.8)
Treasury stock, common shares at cost: 2016 - 22,752,381 and 2015 - 23,291,738	(773.7)	(788.6)
Total Shareholders' Equity Attributable to Common Shareholders	1,227.2	1,146.9
Noncontrolling interests	8.7	10.0
Total Shareholders' Equity	1,235.9	1,156.9
Total Liabilities and Shareholders' Equity	$4,262.4	$4,457.6

See Notes to Consolidated Financial Statements.

Hill-Rom Holdings, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)

	Years Ended September 30
	2016	2015	2014

Operating Activities
Net income	$122.8	$46.8	$60.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	86.2	73.6	65.4
Amortization	26.9	10.5	12.2
Acquisition-related intangible asset amortization	95.9	34.1	28.8
Loss on extinguishment of debt	10.8	-	-
Provision for deferred income taxes	(0.5)	(22.3)	3.9
Loss on disposal of property, equipment leased to others,
intangible assets and impairments	1.9	0.5	7.2
Pension settlement charge	-	9.6	-
Pension contribution to master pension plan	(30.0)	-	-
Gain on sale of non-core products	(10.1)	-	-
Stock compensation	23.1	25.0	18.0
Excess tax benefits from employee stock plans	(3.6)	(3.6)	0.3
Change in working capital excluding cash, current debt,
acquisitions and dispositions:
Trade accounts receivable	(15.8)	(39.7)	17.1
Inventories	21.3	11.0	9.1
Other current assets	27.7	(7.7)	(2.6)
Trade accounts payable	(0.5)	0.7	7.0
Accrued expenses and other liabilities	(73.0)	53.8	(12.5)
Other, net	(1.9)	21.5	(4.2)
Net cash provided by operating activities	281.2	213.8	210.3
Investing Activities
Capital expenditures and purchases of intangible assets	(83.3)	(121.3)	(62.7)
Proceeds on sale of property and equipment leased to others	2.2	1.5	2.4
Payment for acquisition of businesses, net of cash acquired	(25.3)	(1,638.7)	(239.5)
Proceeds on sale of non-core products	10.3	-	-
Refund on acquisition of businesses	-	-	4.6
Other	(1.6)	2.1	0.7
Net cash used in investing activities	(97.7)	(1,756.4)	(294.5)
Financing Activities
Net change in short-term debt	-	(0.7)	(0.2)
Borrowings on revolving credit facility	156.9	95.0	252.0
Payments on revolving credit facility	(20.0)	(135.0)	(57.0)
Proceeds from long-term debt	530.4	2,225.0	0.8
Payment of long-term debt	(767.9)	(401.6)	(11.4)
Payment of acquired debt	-	-	(26.8)
Repurchase of registered debentures	-	(5.9)	-
Debt issuance costs	(2.3)	(50.3)	-
Purchase of noncontrolling interest of former joint venture	(0.4)	(1.9)	(1.3)
Payment of cash dividends	(43.8)	(37.1)	(34.2)
Proceeds from exercise of stock options	6.2	12.1	11.5
Proceeds from stock issuance	3.8	2.8	2.5
Excess tax benefits from employee stock plans	3.6	3.6	(0.3)
Treasury stock acquired	(8.4)	(63.3)	(71.8)
Net cash provided by (used in) financing activities	(141.9)	1,642.7	63.8
Effect of exchange rate changes on cash	(2.2)	(6.6)	(7.7)
Net Cash Flows	39.4	93.5	(28.1)
Cash and Cash Equivalents
At beginning of period	192.8	99.3	127.4
At end of period	$232.2	$192.8	$99.3

Supplemental cash flow information:

Cash paid for income taxes	$10.9	$49.1	$44.4
Cash paid for interest	$80.9	$6.3	$7.8

Non-cash investing and financing activities:
Treasury stock issued under stock compensation plans	$23.3	$32.4	$20.6
Common stock issued for acquisition of businesses	$-	$416.3	$-

See Notes to Consolidated Financial Statements.

Hill-Rom Holdings, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY
(In millions, except share amounts)

					Accumulated			Total Equity
	Common Stock				Other	Common Stock		Attributable to
	Shares		Additional	Retained	Comprehensive	in Treasury		Common	Noncontrolling
	Outstanding	Amount	Paid-in-Capital	Earnings	Income (Loss)	Shares	Amount	Shareholders	Interests	Total

Balance at September 30, 2013	58,523,392	$4.4	$122.7	$1,473.8	$(35.7)	21,800,520	$(706.5)	$858.7		$858.7

Net income	-	-	-	60.6	-	-	-	60.6	-	60.6
Other comprehensive loss, net of tax of $4.9	-	-	-	-	(38.4)	-	-	(38.4)	-	(38.4)
Dividends	-	-	0.4	(34.6)	-	-	-	(34.2)	-	(34.2)
Treasury shares acquired	(1,709,523)	-	-	-	-	1,709,523	(71.8)	(71.8)	-	(71.8)
Stock awards and option exercises	626,042	-	11.0	-	-	(626,042)	20.6	31.6	-	31.6
Balance at September 30, 2014	57,439,911	4.4	134.1	1,499.8	(74.1)	22,884,001	(757.7)	806.5		806.5

Net income	-	-	-	47.7	-	-	-	47.7	(0.9)	46.8
Consolidation of noncontrolling interest	-	-	-	-	-	-	-	-	10.9	10.9
Other comprehensive loss, net of tax of $5.1	-	-	-	-	(66.7)	-	-	(66.7)	-	(66.7)
Dividends	-	-	0.5	(37.6)	-	-	-	(37.1)	-	(37.1)
Issuance of common stock	8,133,722	-	416.3	-	-	-	-	416.3	-	416.3
Treasury shares acquired	(1,373,321)	-	-	-	-	1,373,321	(63.3)	(63.3)	-	(63.3)
Stock awards and option exercises	965,584	-	11.1	-	-	(965,584)	32.4	43.5	-	43.5
Balance at September 30, 2015	65,165,896	4.4	562.0	1,509.9	(140.8)	23,291,738	(788.6)	1,146.9	10.0	1,156.9

Net income	-	-	-	124.1	-	-	-	124.1	(1.3)	122.8
Other comprehensive loss, net of tax of $1.3	-	-	-	-	(28.3)	-	-	(28.3)	-	(28.3)
Dividends	-	-	0.5	(44.3)	-	-	-	(43.8)	-	(43.8)
Treasury shares acquired	(148,203)	-	-	-	-	148,203	(8.4)	(8.4)	-	(8.4)
Stock awards and option exercises	687,560	-	13.4	-	-	(687,560)	23.3	36.7	-	36.7
Balance at September 30, 2016	65,705,253	$4.4	$575.9	$1,589.7	$(169.1)	22,752,381	$(773.7)	$1,227.2	$8.7	$1,235.9

See Notes to Consolidated Financial Statements.

Hill-Rom Holdings, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Hill-Rom Holdings, Inc. (the “Company,” “Hill-Rom,” “we,” “us,” or “our”) was incorporated on August 7, 1969 in the State of Indiana and is headquartered in Chicago, Illinois. We are a leading global medical technology company with approximately 10,000 employees worldwide. We partner with health care providers in more than 100 countries by focusing on patient care solutions that improve clinical and economic outcomes in four reportable segments, each of which is generally aligned by region and/or product type. Around the world, Hill-Rom's people, products, and programs work towards one mission: Enhancing outcomes for patients and their caregivers.

Basis of Presentation and Principles of Consolidation

The Consolidated Financial Statements include the accounts of Hill-Rom and its wholly-owned subsidiaries. In addition, we also consolidate variable interest entities (“VIEs”) where Hill-Rom is deemed to have a controlling financial interest. Intercompany accounts and transactions have been eliminated in consolidation, including the intercompany transactions with consolidated VIEs. Where our ownership interest is less than 100 percent, the noncontrolling interests are reported in our Consolidated Financial Statements. Certain prior year amounts have been reclassified to conform to current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Examples of such estimates include our accounts receivable reserves (Note 1), accrued warranties (Note 1), the impairment of intangibles and goodwill (Note 3), use of the spot yield curve approach for pension expense (Note 6), income taxes (Notes 1 and 9) and commitments and contingencies (Note 13), among others.

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

Inventories

Inventories are valued at the lower of cost or market. Inventory costs are determined by the last-in, first-out (“LIFO”) method for approximately 26 and 21 percent of our inventories at September 30, 2016 and 2015. Costs for other inventories have been determined principally by the first-in, first-out (“FIFO”) method. Inventories consist of the following:

	September 30
	2016	2015

Finished products	$124.2	$133.2
Work in process	35.7	46.1
Raw materials	92.1	88.1
Total	$252.0	$267.4

If the FIFO method of inventory accounting, which approximates current cost, had been used for all inventories, they would have been approximately $2.1 million and $3.2 million higher than reported at September 30, 2016 and 2015.

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

When property, plant and equipment is retired from service or otherwise disposed of, the cost and related amount of depreciation or amortization are eliminated from the asset and accumulated depreciation accounts. The difference, if any, between the net asset value and the proceeds on sale are charged or credited to income. Total depreciation expense for fiscal years 2016, 2015 and 2014 was $86.2 million, $73.6 million and $65.4 million, respectively. The major components of property and the related accumulated depreciation were as follows:

	September 30
	2016		2015
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

Land and land improvements	$21.5	$3.1	$23.3	$2.8
Buildings and building equipment	186.9	91.9	196.2	90.3
Machinery and equipment	380.6	239.2	369.5	226.5
Equipment leased to others	372.8	277.6	387.4	278.4
Total	$961.8	$611.8	$976.4	$598.0

Intangible Assets

Intangible assets are stated at cost and consist predominantly of goodwill, software, patents, acquired technology, trademarks, and acquired customer relationship assets. With the exception of goodwill and certain trademarks, our intangible assets are amortized on a straight-line basis over periods generally ranging from 1 to 20 years.

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

The majority of our goodwill and many of our intangible assets are not deductible for income tax purposes. A summary of intangible assets and the related accumulated amortization and impairment losses follows:

	September 30
	2016		2015
		Amortization		Amortization
	Cost	and Impairment	Cost	and Impairment

Goodwill	$2,057.2	$472.8	$2,083.3	$472.8
Software	174.1	140.0	181.7	139.2
Patents and Trademarks	497.1	19.2	497.6	16.9
Other	870.4	239.1	872.8	148.3
Total	$3,598.8	$871.1	$3,635.4	$777.2

Amortization expense for fiscal years 2016, 2015 and 2014 was $122.8 million, $44.6 million and $41.0 million, respectively. As further discussed in Note 3 of our Consolidated Financial Statements, we have various indefinite-lived intangible assets representing trade names with a carrying value of $466.9 million at September 30, 2016 and September 30, 2015. Amortization expense for all other intangibles is expected to approximate the following for each of the next five fiscal years and thereafter:

Amount
2017	$112.7
2018	$103.9
2019	$91.1
2020	$78.3
2021	$70.2
2022 and beyond	$220.2

Software consists mainly of capitalized costs associated with internal use software, including applicable costs associated with the implementation/upgrade of our Enterprise Resource Planning systems. In addition, software includes capitalized development costs for software products to be sold. Capitalized software costs are amortized on a straight-line basis over periods ranging from three to ten years. Software amortization expense approximated $17.0 million, $9.8 million and $11.5 million for fiscal years 2016, 2015 and 2014, respectively and is included in the total intangibles amortization presented earlier.

Other includes mainly customer relationships and developed technology at Welch Allyn. The cost and amortization amounts of customer relationships at Welch Allyn were $514.1 million and $62.1 million as of September 30, 2016 and $516.8 million and $2.5 million as of September 30, 2015. The cost and amortization amounts of developed technology at Welch Allyn were $54.0 million and $8.6 million as of September 30, 2016 and $54.0 million and $0.5 million as of September 30, 2015.

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

We record cash and cash equivalents, as disclosed on our Consolidated Balance Sheets, as Level 1 instruments and certain other investments and insignificant derivatives as either Level 2 or 3 instruments. There have not been significant changes in our classification among assets and liabilities. Refer to Note 4 of our Consolidated Financial Statements for disclosure of our debt instrument fair values.

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

A reconciliation of changes in our warranty reserve is as follows:

	2016	2015	2014

Balance at October 1	$32.1	$28.4	$38.1
Provision for warranties during the period	13.9	14.7	9.8
Warranty reserves acquired	2.6	7.1	3.0
Warranty claims incurred during the period	(21.1)	(18.1)	(22.5)
Balance at September 30	$27.5	$32.1	$28.4

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

We account for our defined benefit pension and other postretirement plans by recognizing the funded status of a benefit plan in the statement of financial position. We also recognize in accumulated other comprehensive income (loss) certain gains and losses that arose during the period. See Note 6 of our Consolidated Financial Statements for key assumptions and further discussion related to our pension and postretirement plans.

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

Self Insurance

We are also involved in various claims, including product and general liability, workers’ compensation, auto liability and employment related matters. Such claims in the United States have deductibles and self-insured retentions ranging from $25 thousand to $1.0 million per occurrence or per claim, depending upon the type of coverage and policy period. International deductibles and self-insured retentions are lower. We are also generally self-insured up to certain stop-loss limits for certain employee health benefits, including medical, drug and dental. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims and outside actuarial analysis, which are based on historical information along with certain assumptions about future events. Such estimated reserves are classified as Other Current Liabilities and Other Long-Term Liabilities within the Consolidated Balance Sheets.

Treasury Stock

Treasury stock consists of our common shares that have been issued, but subsequently reacquired. We account for treasury stock purchases under the cost method. When these shares are reissued, we use an average-cost method to determine cost. Proceeds in excess of cost are credited to additional paid-in capital.

Revenue Recognition — Sales and Rentals

Revenue is presented in the Statements of Consolidated Income net of sales discounts and allowances, rebates and customer returns for product sales and rental revenue reserves. Revenue is evaluated under the following criteria and recognized when each is met:

•	Evidence of an arrangement: An agreement with the customer reflecting the terms and conditions to deliver products or services serves as evidence of an arrangement.

•	Delivery: For products, delivery is generally considered to occur upon transfer of title and risk of loss per the respective sales terms. For rental services, delivery is considered to occur when the services are rendered.

•	Fixed or determinable price: The sales price is considered fixed or determinable if it is not subject to refund or measurable adjustment.

•	Collection is deemed probable: At or prior to the time of a transaction, credit reviews of each customer are performed to determine the creditworthiness of the customer. Collection is deemed probable if the customer is expected to be able to pay amounts under the arrangement as those amounts become due. If collection is not probable, revenue is recognized when collection becomes probable, generally upon cash collection.

As a general interpretation of the above guidelines, revenue for health care and surgical products are generally recognized upon delivery of the products to the customer and their assumption of risk of loss and other risks and rewards of ownership. Local business customs and sales terms specific to certain customers or products can sometimes result in deviations to this normal practice; however, in no case is revenue recognized prior to the transfer of risk of loss and rewards of ownership.

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

Research and Development Costs

Research and development costs are expensed as incurred. Costs were $133.5 million, $91.8 million and $71.9 million for fiscal years 2016, 2015 and 2014, respectively.

In addition, certain costs for software development technology held for sale are capitalized as intangibles and are amortized over a period of three to five years once the software is ready for its intended use. The amount capitalized during fiscal years 2016, 2015 and 2014 was approximately $2.4 million, $2.6 million and $2.6 million, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Costs were $10.4 million, $6.8 million and $7.3 million for fiscal years 2016, 2015 and 2014, respectively.

Comprehensive Income

We include the net-of-tax effect of unrealized gains or losses on our available-for-sale securities, interest and foreign currency hedges, foreign currency translation adjustments and pension or other defined benefit postretirement plans’ actuarial gains or losses and prior service costs or credits in comprehensive income. See Note 5 of our Consolidated Financial Statements for further details.

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

Stock-Based Compensation

We account for stock-based compensation under fair value provisions. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. In order to determine the fair value of stock options and other performance-based stock awards on the date of grant, we utilize a Binomial model. Inherent in this model are assumptions related to a volatility factor, expected life, risk-free interest rate, dividend yield and expected forfeitures. The risk-free interest rate is based on factual data derived from public sources. The volatility factor, expected life, dividend yield and expected forfeiture assumptions require judgment utilizing historical information, peer data and future expectations. Deferred stock (also known as restricted stock units (“RSUs”)) is measured based on the fair market price of our common stock on the date of grant, as reported by the New York Stock Exchange, multiplied by the number of units granted. See Note 7 of our Consolidated Financial Statements for further details.

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

As of September 30, 2016, we had $26.9 million of valuation allowances on deferred tax assets, on a tax-effected basis, primarily related to certain foreign deferred tax attributes and state tax credit carryforwards that are not expected to be utilized.  The valuation allowances decreased by $13.8 million in fiscal 2016 due primarily to the release of the valuation allowance on the net deferred tax assets in France. The release of the valuation allowance was due mainly to changes in our operating structure which impacted our projection of future taxable income and our expectation as to the utilization of net operating loss carryforwards. We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances.

We account for uncertain income tax positions using a threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The difference between the tax benefit recognized in the financial statements for an uncertain income tax position and the tax benefit claimed in the tax return is referred to as an unrecognized tax benefit. See Note 9 of our Consolidated Financial Statements for further details.

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

Dispositions

During the fourth quarter of 2016, we sold our perinatal data management system for $10.5 million and recorded a gain of $10.1 million in Investment income and other, net.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718), “Improvements to Employee Share-Based Payment Accounting”. Under ASU 2016-09, the tax effects of stock compensation will be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards will be treated as discrete items in the reporting period in which they occur.  Along with other income tax cash flows, excess tax benefits will be classified as operating activities, and cash paid by an employer when directly withholding shares for tax withholding purposes will be classified as financing activities. Entities may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions. For public companies, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted, however, an entity that elects early adoption must adopt all amendments under the new standard in the same period.  We are currently in the process of evaluating the impact of the amended guidance on our Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). From the lessee’s perspective, the new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor’s perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor does not convey risks and rewards or control, an operating lease results. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  We are currently in the process of evaluating the impact of the amended guidance on our Consolidated Financial Statements.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” This standard permits an entity to defer and present debt issuance costs related to line-of-credit arrangements as an asset and to subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. These new standards do not affect the recognition and measurement of debt issuance costs. As permitted, the Company elected to early-adopt these standards in the fourth quarter of fiscal 2015.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 2. ACQUISITIONS

Tridien Medical

On September 21, 2016, we acquired all of the outstanding shares of Anodyne Medical Device, Inc., known as Tridien Medical (“Tridien”) for a purchase price of $25.8 million, net of cash acquired.  Tridien develops, manufactures and markets support surfaces and patient positioning devices.  This acquisition will allow us to insource a significant supply chain function, and is expected to result in reduced costs and improved margins.  We funded the transaction primarily with borrowings under the Senior secured Revolving Credit Facility (“Revolving Credit Facility”). The fair value of assets acquired are preliminary and consist primarily of $9.2 million of working capital consisting primarily of inventories and accounts receivable, $7.9 million of goodwill and $6.3 million of acquisition related intangible assets. The results of Tridien are included in the Consolidated Financial Statements since the date of acquisition. Goodwill was allocated entirely to our North America Patient Support Systems segment and is not deductible for tax purposes. The impact of the Tridien acquisition to our total revenue and net income on an unaudited proforma basis is not significant.

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

The transaction was funded with new borrowings, including $1.8 billion in term loans and $425.0 million of senior notes issued in a private placement debt offering. Refer to Note 4 of our Consolidated Financial Statements for additional information regarding our debt obligations.

The following summarizes the fair value of assets acquired and liabilities assumed at the date of the acquisition. These results are now considered final.

Amount

Trade receivables	$62.9
Inventory	110.5
Other current assets	53.8
Property, plant, and equipment	91.5
Goodwill	1,179.8
Trade name (indefinite life)	434.0
Customer relationships (12-year useful life)	516.8
Developed technology (7-year weighted average useful life)	54.0
Other intangibles	19.5
Other noncurrent assets	26.5
Current liabilities	(166.1)
Noncurrent deferred income taxes	(309.0)
Other noncurrent liabilities	(24.8)
Total purchase price, net of cash acquired	$2,049.4

Fair value of common stock issued	$416.3
Cash payment, net of cash acquired	1,633.1
Total consideration	$2,049.4

Final purchase accounting adjustments were made in fiscal 2016 reducing goodwill by $23.7 million primarily due to the finalization of deferred income taxes.  These adjustments are reflected in the table above.

Goodwill from the Welch Allyn acquisition, which is not deductible for tax purposes, is primarily due to enhanced customer relevance and a stronger competitive position resulting from the business combination, including a complementary commercial position, product portfolio, and enhanced synergies. The goodwill from the Welch Allyn acquisition has been allocated entirely to our Front Line Care segment.

Our total revenue on an unaudited proforma basis, as if the Welch Allyn acquisition had been consummated at the beginning of our 2014 fiscal year, would have been higher by approximately $638 million for the year ended September 30, 2015. On the same unaudited proforma basis, our net income would have been lower by approximately $59 million for the year ended September 30, 2015. The proforma net income for fiscal 2015 has been adversely impacted by significant costs related to the transaction including deal costs, financing costs, restructuring costs incurred in relation to our synergy initiatives, costs associated with triggering the change-in-control provisions of certain equity-based compensation programs at Welch Allyn, and purchase price accounting, including the nonrecurring effects of the inventory step-up. These results are not indicative of expected future performance.

The unaudited proforma results are based on the Company’s historical financial statements and those of the Welch Allyn business and do not necessarily indicate the results of operations that would have resulted had the acquisition been completed at the beginning of the comparable period presented and are not indicative of the results of operations in future periods.

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

Goodwill was allocated entirely to our Surgical Solutions segment. The goodwill related to the acquired German operations will be tax deductible while the remaining goodwill will not be deductible for tax purposes.

Virtus, Inc.

On March 31, 2014 we completed a stock purchase agreement with the stockholders of Virtus, Inc. (“Virtus”) to acquire the entire equity interest in Virtus, a supplier of finished surfaces and components for our bed and stretcher products. The acquisition of Virtus insources a component of our supply chain.

The purchase price was $17.6 million ($13.0 million net of cash acquired). We funded the transaction primarily with borrowings. The results of Virtus are included in the Consolidated Financial Statements since the date of acquisition. The fair value of assets acquired consisted of $9.4 million of goodwill, $6.4 million of working capital and $1.9 million of property, plant and equipment.

Goodwill is not deductible for tax purposes and was allocated to both our North America Patient Support Systems and International Patient Support Systems segments.

NOTE 3. GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS

The following summarizes goodwill activity by reportable segment:

	North America Patient Support Systems	Front Line Care	Surgical Solutions	International Patient Support Systems	Total

Balances at September 30, 2014:
Goodwill	$390.6	$28.7	$304.8	$148.5	$872.6
Accumulated impairment losses	(358.1)	-	-	(114.7)	(472.8)
Goodwill, net at September 30, 2014	32.5	28.7	304.8	33.8	399.8

Changes in Goodwill during the period:
Goodwill related to acquisitions	-	1,203.5	22.1	-	1,225.6
Currency translation effect	-	-	(11.8)	(3.1)	(14.9)

Balances at September 30, 2015:
Goodwill	390.6	1,232.2	315.1	145.4	2,083.3
Accumulated impairment losses	(358.1)	-	-	(114.7)	(472.8)
Goodwill, net at September 30, 2015	32.5	1,232.2	315.1	30.7	1,610.5

Changes in Goodwill during the period:
Goodwill related to acquisitions	7.9	(23.7)	1.1	-	(14.7)
Currency translation effect	-	(3.0)	(8.6)	0.2	(11.4)

Balances at September 30, 2016:
Goodwill	398.5	1,205.5	307.6	145.6	2,057.2
Accumulated impairment losses	(358.1)	-	-	(114.7)	(472.8)
Goodwill, net at September 30, 2016	$40.4	$1,205.5	$307.6	$30.9	$1,584.4

We acquired Tridien, Welch Allyn and Trumpf during the fourth quarter of 2016, 2015 and 2014, respectively. All goodwill associated with Tridien, Welch Allyn and Trumpf was assigned to the North America Patient Support Systems segment, Front Line Care segment and Surgical Solutions segment, respectively. During fiscal 2016 and fiscal 2015, we recorded adjustments to goodwill related to the Welch Allyn acquisition and the Trumpf acquisition. We also consolidated an investment made in fiscal 2015 that was determined to be a VIE in which we have a controlling financial interest. The consolidation resulted in $12.1 million of goodwill being recorded within our Surgical Solutions segment. Refer to Note 2 of our Consolidated Financial Statements for additional information regarding these acquisitions.

As discussed in Note 11 of our Consolidated Financial Statements, we operate in four reportable business segments. Goodwill impairment testing is performed at the reporting unit level, which is one level below our operating segments. We have determined that we have eleven reporting units. Goodwill is assigned to reporting units at the date the goodwill is initially recorded and has been reallocated as necessary based on the restructuring of reporting units over time. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.

Testing for impairment must be performed annually, or on an interim basis upon the occurrence of a triggering event or change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The annual evaluation of goodwill performed during the third quarter of fiscal 2016 and 2015 did not result in any impairments.

Indefinite-lived intangible assets

We have various indefinite-lived intangible assets representing trade names with a carrying value of $466.9 million at September 30, 2016 and September 30, 2015. Testing for impairment must be performed annually, or on an interim basis upon the occurrence of a triggering event or change in circumstances that would more likely than not reduce the fair value of an indefinite-lived intangible asset below its carrying amount. The annual evaluation of indefinite-lived intangible assets performed during the third quarter of fiscal 2016 and 2015 did not result in impairment.

NOTE 4. FINANCING AGREEMENTS

Total debt consists of the following:

	September 30
	2016	2015
Revolving credit facilities	$235.8	$-
Current portion of long-term debt	73.2	58.0
Senior secured Term Loan A, long-term portion	1,372.3	931.7
Senior secured Term Loan B, long-term portion	-	778.3
Senior unsecured 5.75% notes due on September 1, 2023	419.1	418.2
Unsecured 7.00% debentures due on February 15, 2024	13.7	13.8
Unsecured 6.75% debentures due on December 15, 2027	29.6	29.6
Other	4.8	3.6
Total debt	2,148.5	2,233.2
Less current portion of debt	210.1	58.0
Total long-term debt	$1,938.4	$2,175.2

In September 2015, the Company entered into four credit facilities for the purposes of financing the Welch Allyn acquisition as well as refinancing our previously outstanding revolving credit facility. These facilities consisted of the following:
•	$1.0 billion senior secured Term Loan A facility, maturing in September 2020
•	$800 million senior secured Term Loan B facility, maturing in September 2022
•	Senior secured Revolving Credit Facility, providing borrowing capacity of up to $500.0 million, maturing in September 2020
•	$425.0 million of senior unsecured notes (“Senior Notes”), maturing in September 2023

In September 2016, the Company entered into an amended and restated senior credit agreement for purposes of refinancing our credit facilities entered into as part of the Welch Allyn acquisition and funding the payoff of the senior secured Term Loan B facility. The amended and restated senior credit agreement consisted of two facilities as follows:
•	$1,462.5 million senior secured Term Loan A facility (“TLA Facility”), maturing in September 2021
•	Senior secured Revolving Credit Facility (“Revolving Credit Facility”), providing borrowing capacity of up to $700.0 million, maturing in September 2021

The TLA Facility and Revolving Credit Facility (collectively, the “Senior Secured Credit Facilities”) bear interest at variable rates which are currently less than 3.0 percent. These interest rates are based primarily on the London Interbank Offered Rate (“LIBOR”), but under certain conditions could also be based on the U.S. Federal Funds Rate or the U.S. Prime Rate, at the Company’s option.

The following table summarizes the scheduled maturities of the TLA Facility for fiscal years 2017 through 2021:

Amount
2017	$73.1
2018	$109.7
2019	$146.3
2020	$146.3
2021	$987.2

We will be able to voluntarily prepay the TLA Facility at any time without penalty or premium.

At September 30, 2016, there were $235.8 million of borrowings on the Revolving Credit Facility, with available borrowing capacity of an additional $456.6 million after giving effect to $7.6 million of outstanding standby letters of credit.  The availability of borrowings under our Revolving Credit Facility is subject to our ability at the time of borrowing to meet certain specified conditions, including compliance with covenants contained in the governing credit agreement.

The Senior Secured Credit Facilities are held with a syndicate of banks, which includes over 30 institutions. The general corporate assets of the Company and its wholly-owned, domestic subsidiaries collateralize these obligations. The amended and restated credit agreement governing these facilities contains financial covenants which specify a maximum secured net leverage ratio and a minimum interest coverage ratio, as such terms are defined in the credit agreement. These financial covenants are measured at the end of each fiscal quarter. The required ratios vary through December 31, 2019 providing a gradually decreasing maximum secured net leverage ratio and a gradually increasing minimum interest coverage ratio, as set forth in the table below:

Fiscal Quarter Ended	Maximum Secured Net Leverage Ratio	Minimum Interest Coverage Ratio
December 31, 2016	4.50x	3.25x
December 31, 2017	4.00x	3.50x
December 31, 2018	3.50x	3.75x
December 31, 2019 and thereafter	3.00x	4.00x

The Senior Notes bear interest at a fixed rate of 5.75 percent annually. These notes were issued at par in a private placement offering and are not registered securities on any public market. All of the Senior Notes are outstanding as of September 30, 2016. We are not required to make any mandatory redemption or sinking fund payments with respect to the Notes, other than in certain circumstances such as a change in control or material sale of assets. We may redeem the notes prior to maturity, but doing so prior to September 1, 2021 would require payment of a premium on any amounts redeemed, the amount of which varies based on the timing of the redemption. The indenture governing the Senior Notes contains certain covenants which impose limitations on the amount of dividends we may pay and the amount of common shares we may repurchase in the open market, but we do not expect these covenants to affect our current dividend policy or open share repurchase program. The terms of this indenture also impose certain restrictions on the amount and type of additional indebtedness we may obtain in the future, as well as the types of liens and guarantees we may provide.

We are in compliance with all applicable financial covenants as of September 30, 2016.

In conjunction with the amendment of the Senior Secured Credit Facilities, the Company recorded a $10.8 million loss on extinguishment of debt related to a majority of the debt issuance costs previously capitalized for the Term Loan B facility. We also incurred $6.5 million of costs related to the amendment of the credit facility, $4.5 million of which were capitalized as part of the new Senior Secured Credit Facilities. As of September 30, 2016, we have cumulative $17.1 million unamortized debt issuance costs recorded as a reduction of the carrying value of the related debt, in addition to $9.6 million attributable to the Revolving Credit Facility recorded as a component of other long-term assets on the Consolidated Balance Sheet. These costs will amortize into interest expense over the terms of the related credit facilities.

We are exposed to market risk from fluctuations in interest rates. We sometimes manage our exposure to interest rate fluctuations through the use of interest rate swaps (cash flow hedges). As of September 30, 2016, we had five interest rate swap agreements, with notional amounts of $600.0 million, in aggregate, to hedge the variability of cash flows associated with a portion of the variable interest rate payments for the period April 2016 to September 2020 on the Senior Secured Credit Facilities. The interest rate swaps have effective dates ranging between April 1, 2016 and December 31, 2019 and were designated as cash flow hedges. At September 30, 2016, these swaps were in a liability position with an aggregate fair value of $5.0 million. We classify fair value measurements on our interest rate swaps as Level 2, as described in Note 1 of our Consolidated Financial Statements.

Unsecured debentures outstanding at September 30, 2016 and September 30, 2015 have fixed rates of interest. We have deferred gains included in the amounts above from the termination of previous interest rate swap agreements and those deferred gains amounted to less than $1.0 million at both September 30, 2016 and September 30, 2015. The deferred gains on the termination of the swaps are being amortized and recognized as a reduction of interest expense over the remaining term of the related debt and as a result, the effective interest rates on that debt have been and will continue to be lower than the stated interest rates on the debt.

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

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The book values of our short-term debt instruments approximate fair value. The estimated fair values of our long-term debt instruments are described in the table below:

	September 30
	2016	2015
Senior secured Term Loan A	$1,441.0	$990.7
Senior secured Term Loan B	-	780.7
Senior unsecured 5.75% notes due on September 1, 2023	454.0	428.4
Unsecured debentures	45.8	43.4
Total debt	$1,940.8	$2,243.2

The estimated fair values of our long-term unsecured debentures were based on observable inputs such as quoted prices in markets that are not active. The estimated fair values of our term loans and the Senior Notes were based on quoted prices for similar liabilities. These fair value measurements were classified as Level 2, as described in Note 1 of our Consolidated Financial Statements.

NOTE 5. OTHER COMPREHENSIVE INCOME

The following tables represent the changes in accumulated other comprehensive loss by component for the fiscal years ended September 30, 2016 and 2015:

	Year Ended September 30, 2016
	Other comprehensive income (loss)					Accumulated other comprehensive loss
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Available-for-sale securities and hedges	$(4.9)	$(0.1)	$(5.0)	$1.9	$(3.1)	$-	$(3.1)	$(3.1)
Foreign currency translation adjustment	(22.4)	-	(22.4)	-	(22.4)	(92.8)	(22.4)	(115.2)
Change in pension and postretirement defined benefit plans	(8.5)	4.4	(4.1)	1.3	(2.8)	(48.0)	(2.8)	(50.8)
Total	$(35.8)	$4.3	$(31.5)	$3.2	$(28.3)	$(140.8)	$(28.3)	$(169.1)

	Year Ended September 30, 2015
	Other comprehensive income (loss)					Accumulated other comprehensive loss
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Available-for-sale securities and hedges	$(0.6)	$0.6	$-	$-	$-	$-	$-	$-
Foreign currency translation adjustment	(58.6)	-	(58.6)	-	(58.6)	(34.2)	(58.6)	(92.8)
Change in pension and postretirement defined benefit plans	(28.7)	15.5	(13.2)	5.1	(8.1)	(39.9)	(8.1)	(48.0)
Total	$(87.9)	$16.1	$(71.8)	$5.1	$(66.7)	$(74.1)	$(66.7)	$(140.8)

The following table represents the items reclassified out of accumulated other comprehensive loss and the related tax effects during fiscal 2016 and 2015:

	Years Ended September 30
	2016			2015
	Amount reclassified	Tax effect	Net of tax	Amount reclassified	Tax effect	Net of tax
Available-for-sale securities and hedges (1)	$(0.1)	$-	$(0.1)	$0.6	$(0.2)	$0.4
Change in pension and postretirement defined benefit plans (2)	$4.4	$(1.3)	$3.1	$15.5	$(5.6)	$9.9

(1)	Reclassified from accumulated other comprehensive loss into other income (expense), net.
(2)	Reclassified from accumulated other comprehensive loss into cost of goods sold and selling and administrative expenses. These components are included in the computation of net periodic pension and postretirement benefit expense.

NOTE 6. RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

Our retirement plans consist of defined benefit plans, postretirement healthcare plans and defined contribution savings plans. Plans cover certain employees both in and outside of the U.S.

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

Effect on Operations

The components of net periodic benefit cost for our defined benefit retirement plans were as follows:

	Years Ended September 30
	2016	2015	2014

Service cost	$5.0	$5.4	$5.0
Interest cost	10.9	14.6	14.4
Expected return on plan assets	(13.0)	(16.7)	(16.7)
Amortization of unrecognized prior service cost, net	0.3	0.6	0.6
Amortization of net loss	4.5	5.2	3.2
Net periodic benefit cost	7.7	9.1	6.5
Settlement charge	-	9.6	-
Special termination benefits	-	-	2.4
Net pension expense	$7.7	$18.7	$8.9

Beginning in the first quarter of fiscal 2016, we elected to change the method we use to estimate the service and interest cost components of net periodic benefit cost for our defined benefit pension plans to a spot yield curve approach. Previously, we estimated the service and interest cost components of pension expense using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. Under the new approach, we apply discounting using individual spot rates from a yield curve composed of the rates of return on several hundred high-quality, fixed income corporate bonds available at the measurement date. These spot rates align to each of the projected benefit obligations and service cost cash flows. The service cost component relates to the active participants in the plan, so the relevant cash flows on which to apply the yield curve are considerably longer in duration on average than the total projected benefit obligation cash flows, which also include benefit payments to retirees. Interest cost is computed by multiplying each spot rate by the corresponding discounted projected benefit obligation cash flows. The spot yield curve approach reduces any actuarial gains and losses based upon interest rate expectations (e.g., built-in gains in interest cost in an upward sloping yield curve scenario), or gains and losses merely resulting from the timing and magnitude of cash outflows associated with our benefit obligations. The change does not affect the measurement of the total benefit obligations as the change in service and interest costs offsets the actuarial gains and losses recorded in other comprehensive income.

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

During the second quarter of fiscal 2014, we initiated a domestic early retirement program, which offered certain special termination benefits relating to our pension and postretirement health care plans. This program and the related special termination benefits resulted in a non-cash charge of $3.2 million, of which $2.4 million related to our master defined benefit retirement plan and $0.8 million for our postretirement health care plan. The $0.8 million postretirement healthcare charge also reflects a $1.3 million reversal recorded as certain participants elected alternative coverage separate from the postretirement health care plan. The employee elections were not known until the third and fourth quarters of fiscal 2014. The reversal was recorded to the special charges caption and is offset by charges recorded to reflect our incremental cost associated with the alternative coverage. Refer to Note 8 of our Consolidated Financial Statements for more details.

Obligations and Funded Status

The change in benefit obligations, plan assets and funded status, along with amounts recognized in the Consolidated Balance Sheets for our defined benefit retirement plans were as follows:

	Years Ended September 30
	2016	2015

Change in benefit obligation:
Benefit obligation at beginning of year	$315.5	$343.8
Service cost	5.0	5.4
Interest cost	10.9	14.6
Actuarial loss	27.4	12.5
Benefits paid	(11.9)	(54.0)
Plan settlement	-	(4.4)
Exchange rate loss (gain)	0.2	(2.4)
Benefit obligation at end of year	347.1	315.5

Change in plan assets:
Fair value of plan assets at beginning of year	219.1	276.1
Actual return on plan assets	28.8	(3.9)
Employer contributions	31.0	0.9
Benefits paid	(11.9)	(54.0)
Fair value of plan assets at end of year	267.0	219.1
Funded status and net amounts recognized	$(80.1)	$(96.4)

Amounts recorded in the Consolidated Balance Sheets:
Accrued pension benefits, current portion	$(1.1)	$(1.0)
Accrued pension benefits, long-term	(79.0)	(95.4)
Net amount recognized	$(80.1)	$(96.4)

In addition to the amounts above, net actuarial losses of $85.7 million and prior service costs of $0.8 million, less an applicable aggregate tax effect of $32.2 million are included as components of accumulated other comprehensive loss at September 30, 2016. In addition to the amounts above, net actuarial losses of $79.3 million and prior service costs of $1.0 million, less an applicable aggregate tax effect of $30.0 million are included as components of accumulated other comprehensive loss at September 30, 2015. The estimated net actuarial loss and prior service cost for our defined benefit retirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $6.1 million and $0.2 million, respectively.

Accumulated Benefit Obligation

The accumulated benefit obligation for all defined benefit pension plans was $326.3 million and $296.7 million at September 30, 2016 and 2015. Selected information for our plans, including plans with accumulated benefit obligations exceeding plan assets, was as follows:

	September 30
	2016			2015
	PBO	ABO	Plan Assets	PBO	ABO	Plan Assets

Master plan	$319.6	$300.7	$266.8	$292.5	$275.3	$218.9
International plans	22.2	20.3	0.2	17.9	16.3	0.2
Supplemental executive plan	5.3	5.3	-	5.1	5.1	-
	$347.1	$326.3	$267.0	$315.5	$296.7	$219.1

Actuarial Assumptions

The weighted average assumptions used in accounting for our domestic pension plans were as follows:

	2016	2015	2014
Weighted average assumptions to determine benefit
obligations at the measurement date:
Discount rate for obligation	3.7%	4.4%	4.5%
Rate of compensation increase	3.0%	3.0%	3.0%

Weighted average assumptions to determine benefit
cost for the year:
Discount rate for expense	4.4%	4.5%	5.0%
Expected rate of return on plan assets	5.8%	6.8%	7.0%
Rate of compensation increase	3.0%	3.0%	3.3%

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

Plan Assets

The weighted average asset allocations of our master defined benefit retirement plan at September 30, 2016 and 2015, by asset category, along with target allocations, are as follows:

	2016	2015	2016	2015
	Target	Target	Actual	Actual
	Allocation	Allocation	Allocation	Allocation

Equity securities	39 - 49%	39 - 49%	43%	42%
Fixed income securities	51 - 61%	51 - 61%	57%	58%
Total			100%	100%

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

Fair Value Measurements of Plan Assets

The following table summarizes the valuation of our pension plan assets by pricing categories:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Balance at	Assets	Inputs	Inputs
	September 30, 2016	(Level 1)	(Level 2)	(Level 3)
Cash	$3.7	$3.7	$-	$-
Equities
U.S. companies	59.3	-	59.3	-
International companies	56.4	-	56.4	-
Fixed income securities	147.6	-	147.6	-
Total plan assets at fair value	$267.0	$3.7	$263.3	$-

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Balance at	Assets	Inputs	Inputs
	September 30, 2015	(Level 1)	(Level 2)	(Level 3)
Cash	$3.5	$3.5	$-	$-
Equities
U.S. companies	47.1	-	47.1	-
International companies	44.8	-	44.8	-
Fixed income securities	123.7	-	123.7	-
Total plan assets at fair value	$219.1	$3.5	$215.6	$-

The Level 2 investments are commingled funds and/or collective trusts valued using the net asset value (“NAV”) unit price provided by the fund administrator. The NAV is based on the value of the underlying assets owned by the fund. For further descriptions of the asset Levels used in the above chart, refer to Note 1 of our Consolidated Financial Statements.

Cash Flows

Our U.S. qualified defined benefit plan is funded in excess of 84 percent, as measured under the requirements of the Pension Protection Act of 2006, and therefore we expect that the plan will not be subject to the “at risk” funding requirements of this legislation.

During 2016 and 2015, we contributed cash of $31.0 million and $0.9 million to our defined benefit retirement plans. We will not be required to contribute to our master defined benefit retirement plan in fiscal year 2017 due to the current funding level; however, minimal contributions will be required for our unfunded plans.

Estimated Future Benefit Payments

The benefit payments, which are expected to be funded through plan assets and company contributions and reflect expected future service, are expected to be paid as follows:

Pension Benefits
2017	$13.3
2018	$13.4
2019	$14.0
2020	$14.6
2021	$15.4
2022-2026	$88.6

Defined Contribution Savings Plans

We have defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees. The general purpose of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings. Company contributions to the plans are based on eligibility and employee contributions. Expense under these plans was $26.8 million, $17.4 million and $15.0 million in fiscal years 2016, 2015 and 2014, respectively.

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

The expense related to postretirement health care plans, including the Welch Allyn plan on a post-acquisition basis, has not been significant during 2016, 2015 or 2014. The change in the accumulated postretirement benefit obligation was as follows:

	Years Ended September 30
	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$25.1	$11.2
Service cost	0.3	0.4
Interest cost	0.8	0.4
Acquired obligation	-	14.1
Actuarial gain	(3.7)	(0.9)
Benefits paid	(1.5)	(0.2)
Retiree contributions	0.6	0.1
Benefit obligation at end of year	$21.6	$25.1

Amounts recorded in the Consolidated Balance Sheets:
Accrued benefits obligation, current portion	$1.6	$1.8
Accrued benefits obligation, long-term	20.0	23.3
Net amount recognized	$21.6	$25.1

We contributed approximately $1.5 million to the plans in fiscal 2016, compared with less than $0.2 million to the plans in fiscal 2015, including the post-acquisition period for the Welch Allyn plan.

In addition to the amounts above, net actuarial gains of $5.9 million and prior service credits of $0.5 million, less an applicable aggregate tax effect of $2.4 million are included as components of accumulated other comprehensive loss at September 30, 2016. Net actuarial gains of $2.4 million and prior service credits of $1.4 million, less an applicable aggregate tax effect of $1.5 million are included as components of accumulated other comprehensive loss at September 30, 2015.

The estimated net actuarial gain and prior service benefit for our postretirement health care plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are ($0.4) million and ($0.4) million.

The discount rate used to determine the net periodic benefit cost for the postretirement health care plans during the fiscal year ended September 30, 2016, 2015 and 2014 was 3.5, 3.7 and 4.1 percent, respectively. The discount rate used to determine the benefit obligation as of September 30, 2016 ranged from 2.9 to 3.0 percent. For fiscal years ended 2015 and 2014 the discount rate was 3.5 and 3.7 percent. As of September 30, 2016, the health care cost trend rates for the plans were generally assumed to be in the ranges of 5.25 to 9.0 percent, trending down to a rate between 4.5 and 5.0 percent over the long-term.

A one-percentage-point increase/decrease in the assumed health care cost trend rates as of September 30, 2016 would cause an increase/decrease in service and interest costs of less than $0.1 million, along with an increase in the benefit obligation of $1.4 million and a decrease of $1.3 million.

We fund the postretirement health care plans as benefits are paid, and current plan benefits are expected to require net company contributions of approximately $1.7 million in fiscal 2017 and approximately $2.0 million per year thereafter.

NOTE 7. COMMON STOCK

Share Repurchases

We did not repurchase shares in 2016 in the open market. We repurchased 1.2 million and 1.7 million shares of our common stock in the open market during fiscal years 2015 and 2014 valued at $54.8 million and $70.5 million. The common stock was acquired under a $190 million share repurchase program approved by the Board of Directors in September 2013, which does not have an expiration date. There are no plans to terminate this program in the future. Repurchases may be made on the open market or via private transactions, and are used for general business purposes.

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

Our primary stock-based compensation program is the Stock Incentive Plan, which has been approved by our shareholders. Under the Stock Incentive Plan, we have a total of 15.3 million authorized shares. At September 30, 2016, 3.6 million shares were available for future grants under our stock-based compensation plans. We generally settle our stock-based awards with treasury shares. As of September 30, 2016, we had 22.8 million treasury shares available for use to settle stock-based awards.

The following table sets forth a summary of the annual stock-based compensation cost that was charged against income for all types of awards:

	Years Ended September 30
	2016	2015	2014

Total stock-based compensation cost (pre-tax)	$23.1	$25.0	$18.0
Total income tax benefit	(7.9)	(7.5)	(6.5)
Total stock-based compensation cost, net of tax	$15.2	$17.5	$11.5

Stock Options

Stock options granted by our Compensation Committee of our Board under the Stock Incentive Plan are non-qualified stock options. These awards are generally granted with exercise prices equal to the average of the high and low prices of our common stock on the date of grant. They vest in equal annual installments over a three or four-year period and the maximum contractual term is ten years. We use a Binomial option-pricing model to estimate the fair value of stock options, and compensation cost is recognized on a straight-line basis over the requisite service period.

The following table sets forth the weighted average fair value per share of stock options and the related valuation assumptions used in the determination of those fair values:

	Years Ended September 30
	2016	2015	2014
Weighted average fair value per share	$14.07	$12.83	$11.91

Valuation assumptions:
Risk-free interest rate	1.6%	1.6%	1.3%
Expected dividend yield	1.2%	1.4%	1.4%
Expected volatility	33.1%	35.0%	36.1%
Weighted average expected life	4.9 years	4.9 years	4.9 years

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

The following table summarizes transactions under our stock option plans for fiscal year 2016:

	Weighted		Weighted
	Average	Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value (1)
	(in thousands)	Price	Term	(in millions)

Balance Outstanding at October 1, 2015	1,901	$34.38
Granted	361	50.98
Exercised	(191)	32.22
Cancelled/Forfeited	(65)	42.49
Balance Outstanding at September 30, 2016	2,006	$37.31	5.9 years	$49.5
Exercisable at September 30, 2016	1,258	$32.30	4.5 years	$37.4
Options Expected to Vest	673	$45.43	8.2 years	$11.1

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $61.98, as reported by the New York Stock Exchange on September 30, 2016. This amount, which changes continuously based on the fair value of our common stock, would have been received by the option holders had all option holders exercised their options as of the balance sheet date.

The total intrinsic value of options exercised during fiscal years 2016, 2015 and 2014 was $4.0 million, $6.3 million and $4.6 million, respectively.

As of September 30, 2016, there was $4.9 million of unrecognized compensation expense related to stock options granted under the Stock Incentive Plan. This unrecognized compensation expense does not reflect a reduction for our estimate of potential forfeitures, and is expected to be recognized over a weighted average period of 2.5 years.

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

The following table summarizes transactions for our nonvested RSUs for fiscal year 2016:

		Weighted
	Number of	Average
	Share Units	Grant Date
	(in thousands)	Fair Value

Nonvested RSUs at October 1, 2015	634	$41.35
Granted	256	50.41
Vested	(277)	38.62
Forfeited	(57)	46.30
Nonvested RSUs at September 30, 2016	556	$46.32

As of September 30, 2016, there was $11.8 million of total unrecognized compensation expense related to nonvested RSUs granted under the Stock Incentive Plan. This unrecognized compensation expense does not reflect a reduction for our estimate of potential forfeitures, and is expected to be recognized over a weighted average period of 2 years. The total vest date fair value of shares that vested during fiscal years 2016, 2015 and 2014 was $14.4 million, $4.3 million and $5.3 million, respectively.

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

The following table sets forth the weighted average fair value per share for PSUs and the related valuation assumptions used in the determination of those fair values. PSUs granted in fiscal 2016, 2015 and 2014 are based on company-specific performance targets, with a total shareholder return collar.

	Years Ended September 30
	2016	2015	2014
Weighted average fair value per share	$50.51	$47.82	$47.91

Valuation assumptions:
Risk-free interest rate	1.1%	0.9%	0.5%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	22.3%	23.5%	30.1%

The basis for the assumptions listed above is similar to the valuation assumptions used for stock options, as discussed previously.

The following table summarizes transactions for our nonvested PSUs for fiscal 2016:

		Weighted
	Number of	Average
	Share Units	Grant Date
	(in thousands)	Fair Value

Nonvested PSUs as of October 1, 2015	354	$47.86
Granted	314	51.43
Vested	(166)	50.05
Forfeited	(47)	47.51
Nonvested PSUs at September 30, 2016	455	$49.50

As of September 30, 2016 there was $14.3 million of unrecognized compensation expense related to PSUs granted under the Stock Incentive Plan based on the expected achievement of certain performance targets or market conditions. This unrecognized compensation expense as of September 30, 2016 does not reflect a reduction for our estimate of potential forfeitures, and is expected to be recognized by the end of fiscal 2018. The total vest date fair value of shares that vested during fiscal 2016 and 2015 was $10.2 million and $20.5 million.

NOTE 8. SPECIAL CHARGES

Over the past several years, we have placed a focus on improving our cost structure and business processes through various means including consolidation of certain manufacturing and select back office operations, customer rationalizations and various other organizational changes. As a result of these actions, we recognized special charges of $39.9 million, $41.2 million and $37.1 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. These charges are summarized below.

Welch Allyn Integration and Business Realignment
In conjunction with the acquisition of Welch Allyn in September 2015, we initiated plans to realign our business structure to facilitate the integration, take full advantage of available synergies, and position our existing businesses to capitalize on opportunities for growth. Immediately after the acquisition was completed, we eliminated approximately 100 positions in Welch Allyn’s corporate support and administrative functions. We recorded special charges of $14.4 million in the fourth quarter of fiscal 2015 related to this action and, as many of the affected employees were required to continue service for a specified period of time, additional amounts associated with this initial action were incurred through the second quarter of fiscal 2016.  In addition, during fiscal 2016, we incurred costs, including severance and benefit costs, associated with other business realignment and integration activities.  During fiscal 2016, we incurred total integration and business realignment charges of approximately $19.0 million, of which $14.0 million were severance and benefit costs. We are continuing to evaluate additional actions related to integration and business realignment and expect additional special charges to be incurred. However, it is not practical at this time to estimate the amount of these future expected costs until such time as the evaluations are complete.

Site Consolidation
In the third quarter of fiscal 2015, we initiated a plan to streamline our operations and simplify our supply chain by consolidating certain manufacturing and distribution operations. As part of this action, we announced the closure of sites in Redditch, England and Charleston, South Carolina. During fiscal 2015, we recorded severance and benefit charges of $2.7 million for approximately 160 employees to be displaced by these closures, as well as $1.8 million of other related costs. In the third quarter of fiscal 2016, we announced the closure of sites in Vuollerim, Sweden and Montpellier, France. During fiscal 2016, we recorded total charges related to the combined activities of $15.9 million related to these actions, including $7.2 million of severance and benefit costs in fiscal 2016. We expect to incur $1 million to $2 million of additional charges in fiscal 2017 for personnel costs and site closure expenses related to these actions. We are continuing to evaluate our facilities footprint and additional costs are expected to be incurred with respect to other actions in the future, however, it is not practical at this time to estimate the amount of these future expected costs until such time as the evaluations are complete.

2014 Global Transformation
During the second quarter of fiscal 2014, we announced a global transformation program focused on improving our cost structure. The domestic portion of this action was completed in fiscal 2015. Part of this program included reducing our European manufacturing capacity and streamlining our global operations by, among other things, executing a back office process transformation program in Europe. The restructuring in Europe is in process and, for fiscal 2016, resulted in charges of $5.1 million for severance and benefit costs, legal and professional fees, temporary labor, project management, and other administrative functions. These amounts compare to charges of $12.7 million (net of reversals) and $24.9 million (net of reversals) in fiscal 2015 and fiscal 2014. Since the inception of the 2014 global transformation program through September 30, 2016, we have recognized aggregate special charges of $42.7 million. Costs related to this action are substantially complete.

Pension Settlement Charge
As disclosed in Note 6 of our Consolidated Financial Statements, we offered lump sum settlements to all terminated vested participants in our domestic master defined benefit retirement plan, which resulted in a settlement charge of $9.6 million. This charge was recorded as a component of special charges in fiscal 2015.

Discontinuance of Third-Party Payer Rentals
During the second quarter of fiscal 2014, we initiated a plan to discontinue third-party payer rentals of therapy products occurring primarily in home care settings. Special charges recorded for this action included a $7.7 million non-cash tangible asset impairment charge, a $2.0 million charge for severance and other benefits for approximately 70 eliminated positions, and $1.6 million in other related costs, net of a reversal of $0.2 million which was recorded in the third quarter of fiscal 2014. This action is complete.

Batesville Manufacturing Early Retirement Program
During the first quarter of fiscal 2014, we initiated a plan to improve our cost structure and streamline our organization by offering an early retirement program to certain manufacturing employees in our Batesville, Indiana plant, meeting specific eligibility requirements, and other minor reduction in force actions. These programs resulted in the elimination of approximately 35 positions and required recognition of a special charge of approximately $1 million for lump sum payments under the program and severance and other benefits provided to other affected employees. This action is complete.

For all accrued severance and other benefit charges described above, we record restructuring reserves within other current liabilities.

The reserve activity for severance and other benefits during fiscal 2016 was as follows:

Balance at September 30, 2015	$24.3
Expenses	23.3
Cash Payments	(32.6)
Reversals	(0.3)
Balance at September 30, 2016	$14.7

NOTE 9. INCOME TAXES

The significant components of income before income taxes and the consolidated income tax provision were as follows:

	Years Ended September 30
	2016	2015	2014
Income before income taxes:
Domestic	$92.2	$49.2	$87.0
Foreign	46.1	15.9	28.2
Total	$138.3	$65.1	$115.2

Income tax expense:
Current provision
Federal	$4.7	$35.3	$40.2
State	2.2	3.6	3.1
Foreign	9.1	1.7	7.4
Total current provision	16.0	40.6	50.7
Deferred provision:
Federal	21.8	(18.1)	(12.2)
State	1.2	(1.3)	(1.0)
Foreign	(23.5)	(2.9)	17.1
Total deferred provision	(0.5)	(22.3)	3.9
Income tax expense	$15.5	$18.3	$54.6

Differences between income tax expense reported for financial reporting purposes and that computed based upon the application of the statutory U.S. Federal tax rate to the reported income before income taxes were as follows:

	Years Ended September 30
	2016		2015		2014
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income

Federal income tax (a)	$48.4	35.0	$22.8	35.0	$40.3	35.0
State income tax (b)	2.9	2.1	1.6	2.4	2.0	1.7
Foreign income tax (c)	(14.0)	(10.1)	(10.2)	(15.7)	(7.7)	(6.7)
Application of federal tax credits	(6.1)	(4.4)	(2.2)	(3.4)	(0.6)	(0.5)
Adjustment of estimated income tax accruals	0.3	0.2	(1.6)	(2.4)	(0.6)	(0.5)
Valuation of tax attributes	(14.4)	(10.4)	4.0	6.2	21.3	18.5
Domestic manufacturer's deduction	(1.8)	(1.3)	(1.5)	(2.3)	(1.8)	(1.5)
Capitalized transaction costs	-	-	2.5	3.8	0.3	0.2
Other, net	0.2	0.1	2.9	4.5	1.4	1.2
Income tax expense	$15.5	11.2	$18.3	28.1	$54.6	47.4

(a)	At statutory rate.
(b)	Net of Federal benefit.
(c)	Federal tax rate differential.

The tax effect of temporary differences that gave rise to the deferred tax balance sheet accounts were as follows:

	Years Ended September 30
	2016	2015
Deferred tax assets:
Employee benefit accruals	$76.5	$106.4
Inventory	13.9	6.2
Net operating loss carryforwards	47.1	45.8
Tax credit carryforwards	14.2	11.7
Other, net	46.4	48.0
	198.1	218.1
Less: Valuation allowance	(26.9)	(40.7)
Total deferred tax assets	171.2	177.4

Deferred tax liabilities:
Depreciation	(41.6)	(35.3)
Amortization	(371.2)	(409.1)
Other, net	(3.1)	(16.4)
Total deferred tax liabilities	(415.9)	(460.8)
Deferred tax asset (liability) - net	$(244.7)	$(283.4)

At September 30, 2016, we had $44.1 million of deferred tax assets related to operating loss carryforwards in foreign jurisdictions that are subject to various carryforward periods with the majority eligible to be carried forward for an unlimited period. Additionally, we had $2.6 million of deferred tax assets related to federal net operating loss carryforwards which will expire between 2019 and 2033 and $0.4 million of deferred tax assets related to state net operating loss carryforwards, which expire between 2017 and 2035. We had $14.0 million of deferred tax assets related to state tax credits, some of which will be carried forward for an unlimited period and some of which will expire between 2017 and 2025. Additionally, we had $0.2 million of deferred tax assets related to foreign tax credits, which will expire in 2021.We had $3.6 million of deferred tax assets related to capital loss carryforwards, which will expire in 2021.

The gross deferred tax assets as of September 30, 2016 were reduced by valuation allowances of $26.9 million primarily related to certain foreign deferred tax attributes and state tax credit carryforwards as it is more likely than not that some portion or all of these tax attributes will not be realized. In evaluating whether it is more likely than not that we would recover our deferred tax assets, future taxable income, the reversal of existing temporary differences and tax planning strategies were considered. We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances.

We operate under tax holidays in both Singapore and Puerto Rico. The Singapore tax holiday is effective through 2018 while the Puerto Rico tax holiday is effective through 2025. Both incentives are conditional on meeting certain employment and/or investment thresholds. The impact of these tax holidays decreased foreign taxes by $4.1 million in fiscal 2016, $4.3 million for fiscal 2015 and $4.0 million for fiscal 2014. The benefit of the tax holidays on net income per share (diluted) was $0.06, $0.07 and $0.07 for fiscal 2016, 2015 and 2014, respectively.

With regard to our non-U.S. subsidiaries, it is our practice and intention to reinvest the earnings in those businesses, to fund capital expenditures and other operating cash needs. Because the undistributed earnings of non-U.S. subsidiaries are considered to be permanently reinvested, no U.S. deferred income taxes or foreign withholding taxes have been provided. As of September 30, 2016, we have approximately $310.0 million of undistributed earnings in our non-U.S. subsidiaries that are considered to be permanently reinvested. If such earnings were repatriated, additional tax expense may result. It is not practicable to estimate the amount of deferred tax liability related to these undistributed earnings due to the assumptions necessary to compute the tax.

We file a consolidated federal income tax return as well as multiple state, local and foreign jurisdiction tax returns. In the normal course of business, we are subject to examination by the taxing authorities in each of the jurisdictions where we file tax returns. During fiscal 2016, the Internal Revenue Service (“IRS”) concluded its audit for fiscal year 2014 and initiated its post-filing examination of the fiscal 2015 consolidated federal return. We continue to participate in the IRS Compliance Assurance Program (“CAP”) for fiscal year 2016 and 2017 and have submitted the application to remain in the CAP for fiscal year 2018. The CAP provides the opportunity for the IRS to review certain tax matters prior to us filing our tax return for the year, thereby reducing the time it takes to complete the post-filing examination. We are also subject to state and local or foreign income tax examinations by taxing authorities for years back to fiscal 2012.

Welch Allyn also filed a consolidated federal income tax return as well as multiple state, local and foreign jurisdiction tax returns. In the normal course of business, Welch Allyn is subject to examination by the taxing authorities in each of the jurisdictions where it files tax returns. During calendar year 2016, the IRS concluded its post-filing audit for calendar year 2014 and up through the date of acquisition, September 8, 2015 (subject to certain exceptions). Thereafter, Welch Allyn will be integrated into Hill-Rom’s CAP going forward.

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

The total amount of gross unrecognized tax benefits as of September 30, 2016, 2015 and 2014 was $5.1 million, $5.8 million and $4.1 million, which includes $3.6 million, $3.3 million and $2.7 million that, if recognized, would impact the effective tax rate in future periods. The remaining amount relates to items which, if recognized, would not impact our effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended September 30
	2016	2015	2014
Balance at October 1	$5.8	$4.1	$4.6
Increases in tax position of prior years	0.8	0.4	2.1
Decreases in tax position of prior years	(0.1)	(1.3)	(0.9)
Settlements with taxing authorities	(0.3)	(1.2)	(0.1)
Lapse of applicable statute of limitations	(0.5)	(1.3)	(1.5)
Increase in positions due to acquisitions	(0.6)	5.5	-
Foreign currency adjustments	-	(0.4)	(0.1)
Total change	(0.7)	1.7	(0.5)
Balance at September 30	$5.1	$5.8	$4.1

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties, which are not presented in the reconciliation table above, were $3.0 million, $3.0 million and $0.4 million at September 30, 2016, 2015 and 2014, respectively. Related to interest and penalties, we recognized an income tax benefit (expense) of $0.0 million in 2016, $0.2 million in 2015 and $0.2 million in 2014.

NOTE 10. EARNINGS PER COMMON SHARE

Basic earnings per share is calculated based upon the weighted average number of outstanding common shares for the period, plus the effect of deferred vested shares. Diluted earnings per share is calculated consistent with the basic earnings per share calculation plus the effect of dilutive unissued common shares related to stock-based employee compensation programs. For all years presented, anti-dilutive stock options were excluded from the calculation of dilutive earnings per share. Excluded shares were 0.4 million, 0.2 million and 0.3 million for fiscal years 2016, 2015 and 2014, respectively. Cumulative treasury stock acquired, less cumulative shares reissued, have been excluded in determining the average number of shares outstanding.

Earnings per share is calculated as follows:
	Years Ended September 30
	2016	2015	2014

Net income attributable to common shareholders	$124.1	$47.7	$60.6

Average shares outstanding - Basic (thousands)	65,333	57,249	57,555
Add potential effect of exercise of stock options
and other unvested equity awards (thousands)	1,263	1,287	968
Average shares outstanding - Diluted (thousands)	66,596	58,536	58,523

Net income attributable to common shareholders per common share - Basic	$1.90	$0.83	$1.05

Net income attributable to common shareholders per common share - Diluted	$1.86	$0.82	$1.04

NOTE 11. SEGMENT REPORTING

We disclose segment information that is consistent with the way in which management operates and views the business. During our second quarter of 2016, we changed our segment reporting to reflect changes in our organizational structure and management’s operation and view of the business.  We combined the global Respiratory Care business and the Welch Allyn operations into a new segment called Front Line Care.  Our Surgical Solutions segment now represents the surgical component of what was previously included in our Surgical and Respiratory Care segment.  The prior year segment information has been updated to reflect these changes. Our revised operating structure contains the following reporting segments:

•	North America Patient Support Systems – sells and rents our specialty frames and surfaces and mobility solutions, as well as our clinical workflow solutions, in the U.S. and Canada.

•	International Patient Support Systems– sells and rents similar products as our North America Patient Support Systems segment in regions outside of the U.S. and Canada.

•	Front Line Care – globally sells and rents respiratory care products, and sells medical diagnostic equipment and a diversified portfolio of devices that assess, diagnose, treat, and manage a wide variety of illnesses and diseases.

•	Surgical Solutions – sells our surgical products globally.

Under our revised segments, our performance under each reportable segment continues to be measured on a divisional income basis before non-allocated operating and administrative costs, impairment of other intangibles, litigation, special charges, acquisition and integration costs, acquisition-related intangible asset amortization, and other unusual events. Divisional income generally represents the division’s gross profit less its direct operating costs along with an allocation of manufacturing and distribution costs, research and development and certain corporate functional expenses.

Non-allocated operating and administrative costs include functional expenses that support the entire organization such as administration, finance, legal and human resources, expenses associated with strategic developments, acquisition-related intangible asset amortization, and other events that are not indicative of operating trends. We exclude such amounts from divisional income to allow management to evaluate and understand divisional operating trends. The Chief Operating Decision Maker does not receive any asset information by operating segment and, accordingly, the Company does not report asset information by operating segment.

	Years Ended September 30
	2016	2015	2014
Revenue:
North America Patient Support Systems	$1,076.9	$1,002.0	$888.9
International Patient Support Systems	360.3	424.6	490.1
Front Line Care	809.7	139.0	86.1
Surgical Solutions	408.3	422.6	221.0
Total revenue	$2,655.2	$1,988.2	$1,686.1

Divisional income (loss):
North America Patient Support Systems	$266.4	$204.1	$165.0
International Patient Support Systems	(13.8)	9.2	21.3
Front Line Care	202.1	41.5	28.8
Surgical Solutions	46.2	56.0	43.5

Other:
Non-allocated operating costs, administrative costs, and other	230.7	186.5	98.9
Special charges	39.9	41.2	37.1
Operating profit	230.3	83.1	122.6

Interest expense	(90.4)	(18.4)	(9.8)
Loss on extinguishment of debt	(10.8)	-	-
Investment income and other, net	9.2	0.4	2.4
Income before income taxes	$138.3	$65.1	$115.2

Geographic Information

Geographic data for net revenue and long-lived assets (which consist mainly of property and equipment leased to others) were as follows:

	Years Ended September 30
	2016	2015	2014
Net revenue to unaffiliated customers: (a)
United States	$1,829.4	$1,273.0	$1,070.8
Foreign	825.8	715.2	615.3
Total revenue	$2,655.2	$1,988.2	$1,686.1
Long-lived assets: (b)
United States	$234.2	$263.9	$151.7
Foreign	115.8	114.5	109.8
Total long-lived assets	$350.0	$378.4	$261.5

(a)	Net revenue is attributed to geographic areas based on the location of the customer.
(b)	Includes property and equipment leased to others.

NOTE 12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents selected consolidated financial data by quarter for each of the last two fiscal years.

2016 Quarter Ended	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016

Net revenue	$661.2	$632.6	$655.4	$706.0
Gross profit	$290.7	$304.2	$315.4	$346.7
Net income attributable to common shareholders	$4.8	$22.3	$45.3	$51.7
Basic net income attributable to common shareholders per common share	$0.07	$0.34	$0.69	$0.79
Diluted net income attributable to common shareholders per common share	$0.07	$0.33	$0.68	$0.77

2015 Quarter Ended	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015

Net revenue	$465.0	$474.8	$474.5	$573.9
Gross profit	$199.9	$214.2	$209.5	$256.7
Net income (loss) attributable to common shareholders	$12.1	$26.1	$19.1	$(9.6)
Basic net income (loss) attributable to common shareholders per common share	$0.21	$0.46	$0.34	$(0.16)
Diluted net income (loss) attributable to common shareholders per common share	$0.21	$0.45	$0.33	$(0.16)

NOTE 13. COMMITMENTS AND CONTINGENCIES

Lease Commitments

Rental expense for fiscal years 2016, 2015 and 2014 was $31.7 million, $25.2 million and $24.7 million, respectively. The table below indicates the minimum annual rental commitments (excluding renewable periods) aggregating $80.7 million, for manufacturing facilities, warehouse distribution centers, service centers and sales offices, under non-cancelable operating leases.

Amount
2017	$29.0
2018	$21.2
2019	$13.5
2020	$7.1
2021	$5.1
2022 and beyond	$4.8

Self Insurance

We are involved in various claims, including product and general liability, workers’ compensation, auto liability and employment related matters. Such claims in the United States have deductibles and self-insured retentions ranging from $25 thousand to $1.0 million per occurrence or per claim, depending upon the type of coverage and policy period. International deductibles and self-insured retentions are lower.  We are also generally self-insured up to certain stop-loss limits for certain employee health benefits, including medical, drug and dental.  Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims and outside actuarial analysis, which are based on historical information along with certain assumptions about future events. Such estimated reserves are classified as Other Current Liabilities and Other Long-Term Liabilities within the Consolidated Balance Sheets.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the supervision and participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our Certifying Officers and our Board, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Management’s Report on Internal Control Over Financial Reporting

The report of management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2016 and the related report of our independent registered public accounting firm, are included under Part II, Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal controls over financial reporting. Management’s report on our internal control over financial reporting is included under Part II, Item 8 of this Form 10-K.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC in January 2017 relating to our 2017 Annual Meeting of Shareholders (the “2017 Proxy Statement”), under the headings “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Corporate Governance.” Information relating to our executive officers is included in this Form 10-K in Part I, Item 1 under the caption “Executive Officers.”

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the 2017 Proxy Statement, under the heading “Executive Compensation.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the 2017 Proxy Statement, under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the 2017 Proxy Statement, where such information is included under the heading “Corporate Governance.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the 2017 Proxy Statement, where such information is included under the heading “Proposals Requiring Your Vote - Ratification of Appointment of Independent Registered Public Accounting Firm.”

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

Valuation and Qualifying Accounts

For The Fiscal Years Ended September 30, 2016, 2015 and 2014

(Dollars in millions)

		ADDITIONS
	BALANCE AT	CHARGED TO	CHARGED TO		DEDUCTIONS		BALANCE
	BEGINNING	COSTS AND	OTHER		NET OF		AT END
DESCRIPTION	OF PERIOD	EXPENSES	ACCOUNTS		RECOVERIES		OF PERIOD

Reserves deducted from assets to which they apply:
Allowance for possible losses and sales returns -
accounts receivable:

Period Ended:
September 30, 2016	$26.0	$2.1	$2.2	(a)	$(3.5	) (b)	$26.8
September 30, 2015	$31.4	$1.8	$0.1	(a)	$(7.3	) (b)	$26.0
September 30, 2014	$30.1	$1.5	$8.6	(a)	$(8.8	) (b)	$31.4

Allowance for inventory valuation:

Period Ended:
September 30, 2016	$45.5	$5.8	$-	(c)	$(6.1	) (d)	$45.2
September 30, 2015	$42.9	$0.9	$5.7	(c)	$(4.0	) (d)	$45.5
September 30, 2014	$22.0	$4.0	$19.8	(c)	$(2.9	) (d)	$42.9

Valuation allowance against deferred tax assets:

Period Ended:
September 30, 2016	$40.7	$(14.9)	$-	(c)	$1.1	(e)	$26.9
September 30, 2015	$28.3	$4.0	$11.1	(c)	$(2.7	) (e)	$40.7
September 30, 2014	$8.9	$21.3	$-		$(1.9	) (e)	$28.3

(a)	Reduction of gross revenue for uncollectible health care rental reimbursements, cash discounts and other adjustments in determining net revenue. Also includes the effect of acquired businesses, if any.

(b)	Generally reflects the write-off of specific receivables against recorded reserves.

(c)	Generally reflects the effect of acquired businesses, if any.

(d)	Generally reflects the write-off of specific inventory against recorded reserves.

(e)	Primarily reflects write-offs of deferred tax assets against the valuation allowance and other movement of the valuation allowance offset by an opposing change in deferred tax assets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILL-ROM HOLDINGS, INC.

By:	/s/ John J. Greisch
John J. Greisch
President and Chief Executive Officer

Date: November 17, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/	Rolf A. Classon	/s/	James R. Giertz
	Rolf A. Classon		James R. Giertz
	Chairman of the Board		Director

/s/	John J. Greisch	/s/	Charles E. Golden
	John J. Greisch		Charles E. Golden
	President and Chief Executive Officer and Director		Director
(Principal Executive Officer)

/s/	Steven J. Strobel	/s/	William H. Kucheman
	Steven J. Strobel		William H. Kucheman
	Senior Vice President and Chief Financial Officer		Director
(Principal Financial Officer)

/s/	Jason A. Richardson	/s/	Ronald A. Malone
	Jason A. Richardson		Ronald A. Malone
	Vice President — Controller and		Director
Chief Accounting Officer
(Principal Accounting Officer)

/s/	William G. Dempsey.	/s/	Eduardo R. Menascé
	William G. Dempsey		Eduardo R. Menascé
	Director		Director

		/s/	Stacy Enxing Seng
Stacy Enxing Seng
Director

Date: November 17, 2016

HILL-ROM HOLDINGS, INC.

INDEX TO EXHIBITS

Management contracts and compensatory plans or arrangements are designated with “*”.

2.1
Agreement and Plan of Merger dated June 16, 2015 by and among Hill-Rom Holdings, Inc., Empire Merger Sub Corp., and Welch Allyn Holdings, Inc. (Incorporated herein by reference to Exhibit 2.1 filed with the Company’s Form 8-K dated June 17, 2015)

2.2
Share Purchase and Transfer Agreement dated as of June 13, 2014 by and among TRUMPF International Beteiligungs-GmbH, Hill-Rom Holdings Netherlands B.V., HR Europe B.V. and Hill-Rom Holdings, Inc. (Incorporated herein by reference to Exhibit 1.1 filed with the Company’s Form 8-K dated June 16, 2014)

3.1
Restated and Amended Articles of Incorporation of Hill-Rom Holdings, Inc., as currently in effect (Incorporated herein by reference to Exhibit 3.1 filed with the Company’s Form 8-K dated March 10, 2010)

3.2	Amended and Restated Code of By-Laws of Hill-Rom Holdings, Inc., as currently in effect (Incorporated herein by reference to Exhibit 3.2 filed with the Company’s Form 8-K dated March 10, 2010)

4.1
Indenture dated as of December 1, 1991, between Hill-Rom Holdings, Inc. and Union Bank, N.A. (as successor to LaSalle Bank National Association and Harris Trust and Savings Bank) as Trustee (Incorporated herein by reference to Exhibit (4) (a) to Registration Statement on Form S-3, Registration No. 33-44086)

4.2
Indenture dated as of September 1, 2015, between Hill-Rom Holdings, Inc. and MUFG Union Bank, N.A., as Trustee (Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated September 1, 2015)

4.3	First Supplemental Indenture dated September 8, 2015, among Hill-Rom Holdings, Inc., the guarantors party thereto, and MUFG Union Bank, N.A., as Trustee

4.4	Second Supplemental Indenture dated as of September 29, 2016, among Hill-Rom Holdings, Inc., the guarantors party thereto, and MUFG Union Bank, N.A., as Trustee

*10.1	Hill-Rom Holdings, Inc. Amended and Restated Short Term Incentive Compensation Program (Incorporated herein by reference to Exhibit 10.1 filed with the Company’s Form 10-K dated November 24, 2009)

*10.2	Form of Director Indemnity Agreement (Incorporated herein by reference to Exhibit 10.6 filed with the Company’s Form 10-K dated December 23, 2003)

*10.3	Form of Indemnity Agreement between Hill-Rom Holdings, Inc. and certain executive officers (Incorporated herein by reference to Exhibit 10.6 filed with the Company’s Form 10-K dated November 16, 2011)

*10.4	Hill-Rom Holdings, Inc. Board of Directors’ Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.10 filed with the Company’s Form 10-Q dated July 13, 2001)

*10.5	Hill-Rom Holdings, Inc. Director Phantom Stock Plan and form of award (Incorporated herein by reference to Exhibit 10.11 filed with the Company’s Form 10-Q dated July 13, 2001)

*10.6
Form of Non-Qualified Stock Option Agreement under Amended and Restated Hill-Rom Holdings, Inc. Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.11 filed with the Company’s Form 10-K dated November 16, 2011)

*10.7
Form of Non-Qualified Stock Option Agreement (CEO version) under Amended and Restated Hill-Rom Holdings, Inc. Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.12 filed with the Company’s Form 10-K dated November 16, 2011)

*10.8	Amended and Restated Hill-Rom Holdings, Inc. Stock Incentive Plan, as currently in effect (Incorporated herein by reference to Exhibit 10.30 filed with the Company’s Form 10-K dated November 24, 2009)

*10.9	Hill-Rom Holdings, Inc. Employee Stock Purchase Plan (Incorporated by reference to Appendix I to the Company’s definitive Proxy Statement on Schedule 14A dated January 7, 2009)

*10.10
Employment Agreement dated January 6, 2010 between Hill-Rom Holdings, Inc. and John J. Greisch (Incorporated herein by reference to Exhibit 10.1 filed with the Company’s Form 8-K dated January 7, 2010)

*10.11	Employment Agreement between Hill-Rom Holdings, Inc. and Susan R. Lichtenstein dated May 10, 2010 (Incorporated herein by Exhibit 10.7 filed with the Company’s Form 10-Q dated May 6, 2010)

*10.12
Form of Change in Control Agreement between Hill-Rom Holdings, Inc. and certain of its officers, including Named Executive Officers (other than the CEO) (Incorporated by reference to Exhibit 10.58 filed with the Company’s Form 10-K dated November 17, 2010)

*10.13
Amended Change in Control Agreement between Hill-Rom Holdings, Inc. and John J. Greisch dated September 30, 2010 (Incorporated by reference to Exhibit 10.59 filed with the Company’s Form 10-K dated November 17, 2010)

*10.14
Form of Restricted Stock Unit Agreement under Amended and Restated Hill-Rom Holdings, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.63 filed with the Company’s Form 10-K dated November 17, 2010)

*10.15
Form of Restricted Stock Unit Agreement (CEO version) under Amended and Restated Hill-Rom Holdings, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.65 filed with the Company’s Form 10-K dated November 17, 2010)

*10.16	FY 2011 Form of Performance Based Stock Award under the Stock Incentive Plan (Incorporated by reference to Exhibit 10.61 filed with the Company’s Form 10-K dated November 16, 2011)

*10.17	FY 2011 Form of Performance Based Stock Award under the Stock Incentive Plan (CEO version) (Incorporated by reference to Exhibit 10.62 filed with the Company’s Form 10-K dated November 16, 2011)

*10.18	Hill-Rom Holdings, Inc. Short-Term Incentive Plan (Incorporated by reference to Appendix 1 to the Hill-Rom Holdings, Inc. Definitive Proxy Statement on Schedule 14A dated January 18, 2011)

*10.19	Hill-Rom Holdings, Inc. Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.69 filed with the Company’s Form 10-K dated November 16, 2011)

*10.20	Employment Agreement between Hill-Rom Holdings, Inc. and Alton Shader, dated July 11, 2011 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Form 10-Q dated July 28, 2011)

*10.21	Employment Agreement between Hill-Rom Holdings, Inc. and Andreas Frank, dated October 3, 2011 (Incorporated by reference to Exhibit 10.72 filed with the Company’s Form 10-K dated November 16, 2011)

*10.22	Employment Agreement between Hill-Rom Holdings, Inc. and Carlyn Solomon, dated October 3, 2014 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K dated October 9, 2014)

*10.23	Employment Agreement between Hill-Rom Holdings, Inc. and Steven Strobel, dated October 23, 2014 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K dated October 27, 2014)

10.24
Credit Agreement dated as of September 8, 2015 among Hill-Rom Holdings, Inc., the lenders named therein, and JPMorgan Chase Bank N.A. as Term Loan A agent for the lenders and Goldman Sachs Bank USA as Term Loan B agent for the lenders (Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated September 8, 2015)

*10.25
Form of Limited Recapture Agreement between Hill-Rom Holdings, Inc. and certain of its officers, including Named Executive Officers (Incorporated by reference to Exhibit 10.34 filed with the Company’s Form 10-K dated November 20, 2013)

*10.26	Employment Agreement between Hill-Rom Holdings, Inc. and Carlos Alonso-Marum dated March 19, 2015 (Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q dated August 7, 2015)

*10.27	Employment Agreement between Hill-Rom Holdings, Inc. and Kenneth Meyers dated September 23, 2015 (Incorporated by reference to Exhibit 10.29 filed with the Company’s Form 10-K dated November 19, 2015)

*10.28	Employment Agreement between Hill-Rom Holdings, Inc. and Taylor Smith dated November 11, 2013 (Incorporated by reference to Exhibit 10.30 filed with the Company’s Form 10-K dated November 19, 2015)

*10.29	FY 2016 Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.31 filed with the Company’s Form 10-K dated November 19, 2015)

10.30	Employment Agreement between Hill-Rom Holdings, Inc. and Deborah Rasin dated November 6, 2015 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q dated February 1, 2016)

10.31	Letter Agreement between Hill-Rom Holdings, Inc. and Jason Richardson (Incorporated herein by reference to Exhibit 10.1 filed with the Company’s Form 8-K dated March 16, 2016)

10.32	Form of Indemnity Agreement between Hill-Rom Holdings, Inc. and certain executive officers (Incorporated herein by reference to Exhibit 10.9 filed with the Company’s Form 10-K dated December 23, 2003)

10.33	Employment Agreement between Hill-Rom Holdings, Inc. and Dirk Ehlers (Incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q dated May 5, 2016)

10.34
First Amendment to the Credit Agreement dated as of June 30, 2016 among Hill-Rom Holdings, Inc., the guarantors party thereto, the lenders party thereto, Goldman Sachs Bank USA, as Term Loan B Administrative Agent and JPMorgan Chase Bank, N.A., as Term Loan A/Revolver Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated June 30, 2016)

10.35
Separation and Release Agreement by and between Carlyn D. Solomon and Hill-Rom Holdings, Inc. dated August 3, 2016 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated August 3, 2016)

10.36
Amended and Restated Credit Agreement, dated as of September 21, 2016, among Hill-Rom Holdings, Inc., JP Morgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated September 22, 2016)

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