Form 10-K/A
period 2016-09-30
Hill-Rom Holdings, Inc.
filed 2017-01-20
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

The registrant had 65,340,355 shares of its common stock, without par value, outstanding as of January 9, 2017.

Documents incorporated by reference.

Certain portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on March 14, 2017 are incorporated by reference into Part III of Annual Report on Form 10-K filed on November 17, 2016.

EXPLANATORY NOTE

Hill-Rom Holdings, Inc. (the "Company") is filing this Amendment No. 1 ("Amendment No. 1") to its Annual Report on Form 10-K for the fiscal year ended September 30, 2016, filed on November 17, 2016 (the "Original 10-K"). The Company is filing this Amendment No. 1 to provide an amended report of its independent registered accounting firm, in order to correct an administrative oversight related to the omission of references to the information contained in the Valuation and Qualifying Accounts Financial Statement Schedule as required by Item 5-04(c) of Regulation S-X.

In accordance with applicable Securities and Exchange Commission (“SEC”) rules and as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Amendment No. 1 includes new certifications from our Principal Executive Officer and Principal Financial Officer dated as of the date of filing of Amendment No. 1.

No changes have been made to the Original 10-K and subsequent amendment other than to the report of the Company’s independent registered accounting firm. Amendment No. 1 speaks as of the date of the Original 10-K, does not reflect events that may have occurred after the date of the Original 10-K and does not modify or update in any way the disclosures made in the Original 10-K, except as discussed above. Amendment No. 1 should be read in conjunction with the Original 10-K and with the Company’s subsequent filings with the SEC.

HILL-ROM HOLDINGS, INC.

Annual Report on Form 10-K/A

For the Fiscal Year Ended September 30, 2016

PART II
Item 8.	Financial Statements and Supplementary Data	4

PART IV
Item 15.	Exhibits and Financial Statement Schedules	43

PART II

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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents have been filed as a part of this Form 10-K/A or, where noted, incorporated by reference:

(1)	Financial Statements

The financial statements of the Company and its consolidated subsidiaries are listed under Part II, Item 8 on the Index to Consolidated Financial Statements on page 4.

(2)	Financial Statement Schedules

The financial statement schedule filed in response to Part II, Item 8 and Part IV, Item 15(c) of this Form 10-K/A is listed under Part II, Item 8 on the Index to Consolidated Financial Statements on page 4.

(3)	Exhibits (See changes to Exhibit Index below):

“The Exhibit Index to this Form 10-K/A is hereby incorporated herein by reference, sets forth a list of those exhibits filed herewith, and includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K/A by Item 601 (b)(10)(iii) of Regulation S-K.”

The agreements included as exhibits to this Form 10-K/A are intended to provide information regarding their terms and not to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements may contain representations and warranties by the parties to the agreements, including us, solely for the benefit of the other parties to the applicable agreement. Such representation and warranties:

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

Reserves deducted from assets to which they apply:
Allowance for possible losses and sales returns -
accounts receivable:

Period Ended:
September 30, 2016	$26.0	$2.1	$2.2	(a)	$(3.5	) (b)	$26.8
September 30, 2015	$31.4	$1.8	$0.1	(a)	$(7.3	) (b)	$26.0
September 30, 2014	$30.1	$1.5	$8.6	(a)	$(8.8	) (b)	$31.4

Allowance for inventory valuation:

Period Ended:
September 30, 2016	$45.5	$5.8	$-	(c)	$(6.1	) (d)	$45.2
September 30, 2015	$42.9	$0.9	$5.7	(c)	$(4.0	) (d)	$45.5
September 30, 2014	$22.0	$4.0	$19.8	(c)	$(2.9	) (d)	$42.9

Valuation allowance against deferred tax assets:

Period Ended:
September 30, 2016	$40.7	$(14.9)	$-	(c)	$1.1	(e)	$26.9
September 30, 2015	$28.3	$4.0	$11.1	(c)	$(2.7	) (e)	$40.7
September 30, 2014	$8.9	$21.3	$-		$(1.9	) (e)	$28.3

(a)	Reduction of gross revenue for uncollectible health care rental reimbursements, cash discounts and other adjustments in determining net revenue. Also includes the effect of acquired businesses, if any.

(b)	Generally reflects the write-off of specific receivables against recorded reserves.

(c)	Generally reflects the effect of acquired businesses, if any.

(d)	Generally reflects the write-off of specific inventory against recorded reserves.

(e)	Primarily reflects write-offs of deferred tax assets against the valuation allowance and other movement of the valuation allowance offset by an opposing change in deferred tax assets.

HILL-ROM HOLDINGS, INC.

INDEX TO EXHIBITS

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Extension Labels Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	There were no changes to these exhibits from Form 10-K filed on November 17, 2016 which are incorporated herein by reference.