Form 10-Q
period 2016-12-31
Hill-Rom Holdings, Inc.
filed 2017-01-27
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)
☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2016
OR
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
Common Stock, without par value – 65,354,742 shares as of January 23, 2017.

HILL-ROM HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Quarter Ended December 31
	2016	2015
Net Revenue
Product sales and service	$541.9	$565.1
Rental revenue	95.5	96.1
Total revenue	637.4	661.2

Cost of Revenue
Cost of goods sold	288.4	323.1
Rental expenses	46.4	47.4
Total cost of revenue	334.8	370.5

Gross Profit	302.6	290.7

Research and development expenses	32.0	33.6
Selling and administrative expenses	208.8	221.2
Special charges (Note 8)	5.8	7.1

Operating Profit	56.0	28.8

Interest expense	(19.5)	(22.5)
Investment income and other, net	(1.2)	(0.5)

Income Before Income Taxes	35.3	5.8

Income tax expense (Note 9)	11.8	1.5

Net Income	23.5	4.3

Less: Net loss attributable to noncontrolling interests	(0.3)	(0.5)

Net Income Attributable to Common Shareholders	$23.8	$4.8

Net Income Attributable to Common Shareholders per Common Share - Basic	$0.36	$0.07

Net Income Attributable to Common Shareholders per Common Share - Diluted	$0.36	$0.07

Dividends per Common Share	$0.17	$0.16

Average Common Shares Outstanding - Basic (thousands) (Note 10)	65,504	65,217

Average Common Shares Outstanding - Diluted (thousands) (Note 10)	66,860	66,274
See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Quarter Ended December 31
	2016	2015
Net Income	$23.5	$4.3

Other Comprehensive Income (Loss), net of tax (Note 7):

Available-for-sale securities and hedges	10.2	0.1
Foreign currency translation adjustment	(39.5)	(10.2)
Change in pension and postretirement defined benefit plans	1.3	0.7
Total Other Comprehensive Loss, net of tax	(28.0)	(9.4)

Total Comprehensive Loss	(4.5)	(5.1)

Less: Comprehensive loss attributable to noncontrolling interests	(0.3)	(0.5)

Total Comprehensive Loss Attributable to Common Shareholders	$(4.2)	$(4.6)

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In millions)

	December 31, 2016	September 30, 2016
ASSETS
Current Assets
Cash and cash equivalents	$231.7	$232.2
Trade accounts receivable, net of allowances (Note 2)	471.9	515.1
Inventories (Note 2)	245.6	252.0
Other current assets	78.2	82.8
Total current assets	1,027.4	1,082.1

Property, plant and equipment, net (Note 2)	343.6	350.0
Goodwill (Note 4)	1,570.0	1,584.4
Other intangible assets and software, net (Note 2)	1,111.0	1,143.3
Deferred income taxes (Notes 1 and 9)	38.4	43.1
Other assets	54.0	59.5
Total Assets	$4,144.4	$4,262.4

LIABILITIES
Current Liabilities
Trade accounts payable	$125.8	$136.0
Short-term borrowings (Note 5)	228.5	210.1
Accrued compensation	81.6	127.0
Accrued product warranties (Note 12)	26.3	27.5
Accrued rebates	46.2	40.8
Other current liabilities	106.9	120.9
Total current liabilities	615.3	662.3

Long-term debt (Note 5)	1,912.2	1,938.4
Accrued pension and postretirement benefits (Note 6)	97.8	99.0
Deferred income taxes (Notes 1 and 9)	285.0	287.8
Other long-term liabilities	38.7	39.0
Total Liabilities	2,949.0	3,026.5

Commitments and Contingencies (Note 14)

SHAREHOLDERS' EQUITY
Common Stock (Note 2)	4.4	4.4
Additional paid-in-capital	576.2	575.9
Retained earnings	1,602.3	1,589.7
Accumulated other comprehensive loss (Note 7)	(197.1)	(169.1)
Treasury stock, at cost (Note 2)	(798.8)	(773.7)
Total Shareholders' Equity Attributable to Common Shareholders	1,187.0	1,227.2
Noncontrolling interests	8.4	8.7
Total Shareholders' Equity	1,195.4	1,235.9
Total Liabilities and Shareholders' Equity	$4,144.4	$4,262.4
See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Quarter Ended December 31
	2016	2015
Operating Activities
Net income	$23.5	$4.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20.8	23.6
Amortization	5.0	4.3
Acquisition-related intangible asset amortization	25.5	24.2
Provision for deferred income taxes	(6.1)	22.3
Loss on disposal of property, equipment leased to others, intangible assets, and impairments	0.4	0.7
Gain on sale of businesses	(1.0)	—
Stock compensation	5.1	5.0
Excess tax benefits from employee stock plans	—	(1.0)
Change in working capital excluding cash, current debt, acquisitions and dispositions:
Trade accounts receivable	35.5	31.6
Inventories	(1.0)	17.4
Other current assets	14.9	3.5
Trade accounts payable	(7.6)	(23.8)
Accrued expenses and other liabilities	(46.2)	(66.1)
Other, net	2.2	0.2
Net cash provided by operating activities	71.0	46.2

Investing Activities
Capital expenditures and purchases of intangible assets	(22.4)	(17.7)
Proceeds on sale of property and equipment leased to others	4.1	0.3
Proceeds on sale of businesses	4.5	—
Other	(0.3)	—
Net cash used in investing activities	(14.1)	(17.4)

Financing Activities
Borrowings on revolving credit facility	45.0	—
Payments on revolving credit facility	(35.8)	—
Payment of long-term debt	(18.3)	(34.5)
Purchase of noncontrolling interest of former joint venture	—	(0.4)
Payment of cash dividends	(11.1)	(10.4)
Proceeds on exercise of stock options	2.5	0.7
Proceeds from stock issuance	1.0	0.8
Excess tax benefits from employee stock plans	—	1.0
Treasury stock acquired	(33.5)	(2.8)
Net cash used in financing activities	(50.2)	(45.6)

Effect of exchange rate changes on cash	(7.2)	(1.6)

Net Cash Flows	(0.5)	(18.4)

Cash and Cash Equivalents:
At beginning of period	232.2	192.8
At end of period	$231.7	$174.4
See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions except per share data)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Unless the context otherwise requires, the terms “Hill-Rom,” “the Company,” “we,” “our,” and “us” refer to Hill-Rom Holdings, Inc. and its wholly-owned subsidiaries. The unaudited Condensed Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in Hill-Rom’s latest Annual Report on Form 10-K for the fiscal year ended September 30, 2016 (“2016 Form 10-K”) as filed with the United States (“U.S.”) Securities and Exchange Commission. The September 30, 2016 Condensed Consolidated Balance Sheet was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. In the opinion of management, the Condensed Consolidated Financial Statements herein include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the interim periods presented. Quarterly results are not necessarily indicative of annual results.

The Condensed Consolidated Financial Statements include the accounts of Hill-Rom and its wholly-owned subsidiaries. In addition, we also consolidate variable interest entities ("VIEs") where Hill-Rom is deemed to have a controlling financial interest. Intercompany accounts and transactions have been eliminated in consolidation, including the intercompany transactions with consolidated VIEs. Where our ownership interest is less than 100%, the noncontrolling interests are reported in our Condensed Consolidated Financial Statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the period. Actual results could differ from those estimates and such differences could be material. Examples of such estimates include, but are not limited to, income taxes (Notes 1 and 9), accounts receivable reserves (Note 2), accrued warranties (Note 12), the impairment of intangibles and goodwill (Note 4), pension expense (Note 6), and commitments and contingencies (Note 14).

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

We record cash and cash equivalents, as disclosed on our Condensed Consolidated Balance Sheets, as Level 1 instruments and certain other derivatives and investments as either Level 2 or 3 instruments. There have not been significant changes in our classification among assets and liabilities during the fiscal quarter. Refer to Note 5 for disclosure of our debt instrument and interest rate swap fair values.

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

As of December 31, 2016, we had $27.1 million of valuation allowances on deferred tax assets, on a tax-effected basis, primarily related to state tax credit carryforwards that are not expected to be utilized and foreign operating loss carryforwards and other tax attributes. We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances.

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

Dispositions

During the first quarter of fiscal 2017, we sold our Architectural Products business for $4.5 million in cash proceeds and recorded an immaterial gain in Investment income and other, net during the first quarter of 2017.

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation – Stock Compensation (Topic 718), “Improvements to Employee Share-Based Payment Accounting.” During the first quarter of fiscal 2017, we elected to early adopt ASU 2016-09, as permitted. Under ASU 2016-09, the tax effects of stock compensation will be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards will be treated as discrete items in the reporting period in which they occur. Amendments related to accounting for excess tax benefits have been adopted prospectively, resulting in recognition of excess tax benefits against income tax expense rather than additional paid in capital of $0.5 million in the three months ended December 31, 2016. As a result of the adoption, we did not record an adjustment to retained earnings as we did not have net operating loss carryforwards attributable to excess tax benefits on stock compensation that had not been previously recognized to additional paid in capital. Excess tax benefits for share-based payments are now included as net operating activities rather than net financing activities. The changes have been applied prospectively in accordance with the ASU and prior periods have not been adjusted. Cash paid by an employer when directly withholding shares for tax withholding purposes will continue to be classified as financing activities. We elected not to change our accounting policy for forfeitures. The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 which delayed the effective date of the new revenue guidance by one year, while permitting companies to early adopt the new standard as of the original effective date. As a result, the provisions of ASU 2014-09 and subsequent amendments, are effective for us in the first quarter of fiscal 2019. We plan to adopt the new standard effective October 1, 2018 and are continuing to evaluate the impact of adoption and the implementation approach to be used.

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

Except as noted above, there have been no significant changes to our assessment of the impact of recently issued accounting standards included in Note 1 of Notes to Consolidated Financial Statements in our 2016 Form 10-K.

Note 2. Supplementary Balance Sheet Information

	December 31, 2016	September 30, 2016
Allowance for possible losses and discounts on trade receivables	$26.9	$26.8

Inventories:
Finished products	$116.7	$124.2
Raw materials and work in process	128.9	127.8
Total inventory	$245.6	$252.0

Accumulated depreciation of property, plant and equipment	$616.2	$611.8

Accumulated amortization of software and other intangible assets	$422.4	$398.3

Preferred stock, without par value:
Shares authorized	1,000,000	1,000,000
Shares issued	None	None

Common stock, without par value:
Shares authorized	199,000,000	199,000,000
Shares issued	88,457,634	88,457,634
Shares outstanding	65,336,428	65,705,253

Treasury shares	23,121,206	22,752,381

Note 3. Acquisitions

Tridien Medical

On September 21, 2016, we acquired all of the outstanding shares of Anodyne Medical Device, Inc., known as Tridien Medical (“Tridien”) for a purchase price of $26.0 million, net of cash acquired. Tridien develops, manufactures and markets support surfaces and patient positioning devices. This acquisition allows us to insource a significant supply chain function, and is expected to result in reduced costs and improved margins. We funded the transaction primarily with borrowings under our Senior Secured Revolving Credit Facility (“Revolving Credit Facility”). The preliminary fair value of assets acquired included $10.6 million of working capital consisting primarily of inventories and accounts receivable, $6.7 million of goodwill and $6.3 million of acquisition-related intangible assets. The results of Tridien are included in the Condensed Consolidated Financial Statements since the date of acquisition. Goodwill was allocated entirely to our Patient Support Systems segment and is not deductible for tax purposes. The impact of the Tridien acquisition to our total revenue and net income on an unaudited proforma basis for the period ended December 31, 2015 is not material.

During the first quarter of fiscal 2017, we made certain adjustments to the opening balance sheet as of the acquisition date which were insignificant. These results remain preliminary and are subject to normal true-up provisions in the purchase agreement and other fair value adjustments.

Note 4.  Goodwill

The following summarizes goodwill activity by reportable segment:

	Patient Support Systems	Front Line Care	Surgical Solutions	Total
Balances at September 30, 2016
Goodwill	$544.1	$1,205.5	$307.6	$2,057.2
Accumulated impairment losses	(472.8)	—	—	(472.8)
Goodwill, net at September 30, 2016	71.3	1,205.5	307.6	1,584.4

Changes in Goodwill during the period:
Goodwill related to acquisitions	(1.2)	—	—	(1.2)
Currency translation effect	(1.8)	(5.9)	(5.5)	(13.2)

Balances at December 31, 2016
Goodwill	541.1	1,199.6	302.1	2,042.8
Accumulated impairment losses	(472.8)	—	—	(472.8)
Goodwill, net at December 31, 2016	$68.3	$1,199.6	$302.1	$1,570.0

The goodwill assigned to the reporting units was not impacted by the segment changes discussed in Note 13.

Note 5.  Financing Agreements

Total debt consists of the following:

	December 31, 2016	September 30, 2016
Revolving credit facilities	$245.0	$235.8
Current portion of long-term debt	82.4	73.2
Senior secured Term Loan A, long-term portion	1,345.9	1,372.3
Senior unsecured 5.75% notes due on September 1, 2023	419.3	419.1
Unsecured 7.00% debentures due on February 15, 2024	13.7	13.7
Unsecured 6.75% debentures due on December 15, 2027	29.6	29.6
Other	4.8	4.8
Total debt	2,140.7	2,148.5
Less current portion of debt	228.5	210.1
Total long-term debt	$1,912.2	$1,938.4

In September 2016, the Company entered into an amended and restated senior credit agreement for purposes of refinancing our credit facilities (originally entered into as part of the Welch Allyn acquisition) and funding the payoff of our then outstanding senior secured Term Loan B facility. The amended and restated senior credit agreement consisted of two facilities as follows:

•	$1,462.5 million senior secured Term Loan A facility (“TLA Facility”), maturing in September 2021

•	Revolving Credit Facility, providing borrowing capacity of up to $700.0 million, maturing in September 2021

The TLA Facility and Revolving Credit Facility (collectively, the “Senior Secured Credit Facilities”) bear interest at variable rates which are currently less than 3.0%. These interest rates are based primarily on the London Interbank Offered Rate ("LIBOR"), but under certain conditions could also be based on the U.S. Federal Funds Rate or the U.S. Prime Rate, at our option. The TLA Facility requires minimum principal payments of $73.1 million in fiscal 2017, $109.7 million in fiscal 2018, and $146.3 million annually thereafter, with the remaining unpaid principal balance due at maturity. We are able to voluntarily prepay outstanding loans under the TLA Facility at any time. During the quarter to date period ended December 31, 2016, we made required minimum payments of $18.3 million on the TLA Facility.

At December 31, 2016, there were $245.0 million borrowings on the Revolving Credit Facility, and available borrowing capacity was $447.4 million after giving effect to $7.6 million of outstanding standby letters of credit. The availability of borrowings under our Revolving Credit Facility is subject to our ability at the time of borrowing to meet certain specified conditions, including compliance with covenants contained in the governing credit agreement.

The Senior Secured Credit Facilities are held with a syndicate of banks, which includes over 30 institutions. Our general corporate assets, including those of our subsidiaries, collateralize these obligations. The amended and restated credit agreement governing these facilities contains financial covenants which specify a maximum secured net leverage ratio and a minimum interest coverage ratio, as such terms are defined in the amended and restated credit agreement. These financial covenants are measured at the end of each fiscal quarter. The required ratios vary providing a gradually decreasing maximum secured net leverage ratio and a gradually increasing minimum interest coverage ratio, as set forth in the table below:

Fiscal Quarter Ended	Maximum Secured Net Leverage Ratio	Minimum Interest Coverage Ratio
December 31, 2016	4.50x	3.25x
December 31, 2017	4.00x	3.50x
December 31, 2018	3.50x	3.75x
December 31, 2019 and thereafter	3.00x	4.00x

Senior unsecured notes of $425.0 million, maturing in September 2023 ("Senior Notes") bear interest at a fixed rate of 5.75% annually. These notes were issued at par in a private placement offering and are not registered securities on any public market. All of the Senior Notes were outstanding as of December 31, 2016. We are not required to make any mandatory redemption or sinking fund payments with respect to the Senior Notes, other than in certain circumstances such as a change in control or material sale of assets. We may redeem the notes prior to maturity, but doing so prior to September 1, 2021 would require payment of a premium on any amounts redeemed, the amount of which varies based on the timing of the redemption. The indenture governing the Senior Notes contains certain covenants which impose limitations on the amount of dividends we may pay and the amount of common shares we may repurchase in the open market, but we do not expect these covenants to affect our current dividend policy or open share repurchase program. The terms of this indenture also impose certain restrictions on the amount and type of additional indebtedness we may obtain in the future, as well as the types of liens and guarantees we may provide.

We were in compliance with all financial covenants under our Senior Secured Credit Facilities and our amended and restated credit agreement as of December 31, 2016.

As of December 31, 2016, unamortized TLA Facility and Senior Notes debt issuance costs of $16.0 million and $5.7 million were recorded as a reduction of the carrying value of the related debt, compared to $17.1 million and $5.9 million at September 30, 2016. In addition, $9.1 million of costs attributable to the Revolving Credit Facility were recorded as a component of other long-term assets on the Condensed Consolidated Balance Sheets as of December 31, 2016, compared with $9.6 million as of September 30, 2016. These costs will amortize into interest expense over the terms of the related facilities.

We are exposed to market risk from fluctuations in interest rates. We sometimes manage our exposure to interest rate fluctuations through the use of interest rate swaps (cash flow hedges). As of December 31, 2016, we had nine interest rate swap agreements, with notional amounts of $750.0 million, in aggregate, to hedge the variability of cash flows associated with a portion of the variable interest rate payments for the period December 2016 to September 2021 on the Senior Secured Credit Facilities. The interest rate swaps have effective dates ranging between December 31, 2016 and September 8, 2020 and were designated as cash flow hedges. At December 31, 2016, these swaps were in a net asset position with an aggregate fair value of $10.6 million. We classify fair value measurements on our interest rate swaps as Level 2, as described in Note 1.

Unsecured debentures outstanding at December 31, 2016 and September 30, 2016 have fixed rates of interest. We have deferred gains included as an inverse to the carrying value of the related debt from the termination of previous interest rate swap agreements, and those deferred gains amounted to less than $1.0 million at both December 31, 2016 and September 30, 2016. The deferred gains on the termination of the swaps are being amortized and recognized as a reduction of interest expense over the remaining term of the related debt, and as a result, the effective interest rates on that debt have been and will continue to be lower than the stated interest rates on the debt.

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The book values of our short-term debt instruments approximate fair value.

The estimated fair values of our long-term debt instruments, including the current portion, are described in the table below:

	December 31, 2016	September 30, 2016
Senior secured Term Loan A	$1,369.8	$1,441.0
Senior unsecured 5.75% notes due on September 1, 2023	438.8	454.0
Unsecured debentures	44.0	45.8
Total debt	$1,852.6	$1,940.8

The estimated fair values of our long-term unsecured debentures were based on observable inputs such as quoted prices in markets that are not active. The estimated fair values of our term loans and the Senior Notes were based on quoted prices for similar liabilities. These fair value measurements are classified as Level 2, as described in Note 1.

Note 6.  Retirement and Postretirement Plans

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

	Quarter Ended December 31
	2016	2015
Service cost	$1.4	$1.3
Interest cost	2.5	2.7
Expected return on plan assets	(3.7)	(3.3)
Amortization of unrecognized prior service cost, net	0.1	0.1
Amortization of net loss	1.5	1.1
Net pension expense	$1.8	$1.9

In addition to defined benefit retirement plans, we also offer two domestic postretirement health care plans, one of which was assumed in the acquisition of Welch Allyn, that provide health care benefits to qualified retirees and their dependents. The plans are closed to new participants and include retiree cost sharing provisions. Annual costs related to these plans are not significant.

We have defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees. The general purpose of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings. Our contributions to the plans are based on eligibility and employee contributions. Expense under these plans was $6.0 million and $6.1 million in each of the quarterly periods ended December 31, 2016 and 2015.

Note 7.  Other Comprehensive Income (Loss)

The following table represents the changes in accumulated other comprehensive loss by component:

	Quarter Ended December 31, 2016
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Available-for-sale securities and hedges	$16.2	$(0.2)	$16.0	$(5.8)	$10.2	$(3.1)	$10.2	$7.1
Foreign currency translation adjustment	(39.5)	—	(39.5)	—	(39.5)	(115.2)	(39.5)	(154.7)
Change in pension and postretirement defined benefit plans	0.4	1.5	1.9	(0.6)	1.3	(50.8)	1.3	(49.5)
Total	$(22.9)	$1.3	$(21.6)	$(6.4)	$(28.0)	$(169.1)	$(28.0)	$(197.1)

	Quarter Ended December 31, 2015
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Available-for-sale securities and hedges	$0.2	$—	$0.2	$(0.1)	$0.1	$—	$0.1	$0.1
Foreign currency translation adjustment	(10.2)	—	(10.2)	—	(10.2)	(92.8)	(10.2)	(103.0)
Change in pension and postretirement defined benefit plans	—	1.1	1.1	(0.4)	0.7	(48.0)	0.7	(47.3)
Total	$(10.0)	$1.1	$(8.9)	$(0.5)	$(9.4)	$(140.8)	$(9.4)	$(150.2)

The following table represents the items reclassified out of accumulated other comprehensive loss and the related tax effects:

	Quarter Ended December 31,
	2016			2015
	Amount reclassified	Tax effect	Net of tax	Amount reclassified	Tax effect	Net of tax
Available-for-sale securities and hedges (a)	$(0.2)	$0.1	$(0.1)	$—	$—	$—

Change in pension and postretirement defined benefit plans (b)	$1.5	$(0.5)	$1.0	$1.1	$(0.4)	$0.7

(a) Reclassified from accumulated other comprehensive loss into Investment income and other, net.
(b) Reclassified from accumulated other comprehensive loss into Cost of goods sold and Selling and administrative expenses. These components are included in the computation of net periodic pension expense.

Note 8.  Special Charges

In connection with various organizational changes implemented to improve our business alignment and cost structure, we recognized special charges of $5.8 million and $7.1 million for the quarters ended December 31, 2016 and 2015. These charges are summarized as follows:

Dispositions
During the first quarter of fiscal 2017, we sold our Architectural Products business and recorded special charges of $1.1 million, primarily related to severance.

Welch Allyn Integration and Business Realignment
In conjunction with the acquisition of Welch Allyn in September 2015, we initiated plans to realign our business structure to facilitate the integration, take full advantage of available synergies, and position our existing businesses to capitalize on opportunities for growth. In addition, during fiscal 2016, we incurred costs, including severance and benefit costs, associated with other business realignment and integration activities. During the quarter ended December 31, 2016, we incurred integration and business realignment charges of approximately $0.2 million. These amounts compare to charges of $4.5 million in the prior year first quarter. Since the inception of the Welch Allyn Integration and Business Realignment program through December 31, 2016, we have recognized aggregate special charges of $33.6 million. We continue to evaluate additional actions related to integration and business realignment and expect additional special charges to be incurred. However, it is not practicable to estimate the amount of these future expected costs until such time as the evaluations are complete.

Site Consolidation
In the third quarter of fiscal 2015, we initiated a plan to streamline our operations and simplify our supply chain by consolidating certain manufacturing and distribution operations. As part of this action, we announced the closure of sites in Redditch, England and Charleston, South Carolina, Vuollerim, Sweden and Montpellier, France. During the quarter ended December 31, 2016, we recorded total charges of $3.6 million related to our site consolidation efforts. These amounts compare to charges of $1.5 million in the prior year first quarter. Since the inception of the Site Consolidation program through December 31, 2016, we have recognized aggregate special charges of $24.0 million. We continue to evaluate our facilities footprint and expect to incur additional costs with respect to other actions in the future, however, it is not practicable to estimate the amount of these future expected costs until such time as the evaluations are complete.

2014 Global Transformation
During the second quarter of fiscal 2014, we announced a global transformation program focused on improving our cost structure. The domestic portion of this action was completed in fiscal 2015. Part of this program included reducing our European manufacturing capacity and streamlining our global operations by, among other things, executing a back office process transformation program in Europe. The restructuring in Europe is in process and, for the quarter ended December 31, 2016, resulted in charges of $0.9 million for severance and benefit costs, legal and professional fees, temporary labor, project management, and other administrative functions. These amounts compare to charges of $1.1 million in the prior year first quarter. Since the inception of the 2014 global transformation program through December 31, 2016, we have recognized aggregate special charges of $43.6 million. We do not expect to incur further material costs related to this action.

For all accrued severance and other benefit charges described above, we record restructuring reserves within other current liabilities. The reserve activity for severance and other benefits during the year to date period ended December 31, 2016 was as follows:

Balance at September 30, 2016	$14.7
Expenses	2.5
Cash Payments	(5.2)
Reversals	(0.1)
Balance at December 31, 2016	$11.9

Note 9.  Income Taxes

The effective tax rate for the quarter to date period ended December 31, 2016 was 33.4% compared to 25.9% for the comparable period in the prior year. The higher effective tax rate in the current period is due primarily to the difference in discrete tax items recognized in each period. The current period included $1.7 million of period tax expenses related principally to the revaluation of France deferred tax assets due to a France tax law change that reduced the future corporate income tax rate in France, partially offset by the impact of excess tax benefits due to the adoption of ASU 2016-09 discussed in Note 1. The comparable period in the prior year included period tax benefits of $1.7 million primarily due to the retroactive reinstatement of the research tax credit. Absent the period tax items, the current year rate would have been lower compared to prior year due primarily to the geographic mix of income, along with prior year losses incurred in select foreign jurisdictions for which no tax benefit could be recognized.

In December 2016, the French parliament approved the Finance Act for 2017 and the Amended Finance Act for 2016 (the Finance Acts). The tax portion of the bill progressively reduces the corporate income tax rate from 33.3% to 28.0%. The Finance Acts were effective December 30, 2016.

On December 18, 2015, President Obama signed into law a combined tax and government funding bill (H.R. 2029). The tax portion of the bill, the Protecting Americans from Tax Hikes Act (the PATH Act), extended and made permanent several lapsed business incentives that impact our business, including the extension of bonus depreciation as well as the retroactive and permanent extension of the research tax credit. The research credit had previously expired effective December 31, 2014.

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

Earnings per share are calculated as follows (share information in thousands):

	Quarter Ended December 31
	2016	2015
Net income attributable to common shareholders	$23.8	$4.8

Average shares outstanding - Basic	65,504	65,217
Add potential effect of exercise of stock options and other unvested equity awards	1,356	1,057
Average shares outstanding - Diluted	66,860	66,274

Net income attributable to common shareholders per common share - Basic	$0.36	$0.07

Net income attributable to common shareholders per common share - Diluted	$0.36	$0.07

Shares with anti-dilutive effect excluded from the computation of Diluted EPS	500	453

Note 11.  Common Stock

The stock-based compensation cost that was charged against income, net of tax, for all plans was $3.2 million in both of the quarterly periods ended December 31, 2016 and 2015.

During the first quarter of fiscal 2017, we purchased 0.6 million shares of our common stock for $30.0 million in the open market, leaving $34.7 million of shares available for purchase under a $190 million share repurchase program approved by the Board of Directors in September 2013, which does not have an expiration date.

Note 12.  Guarantees

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

A reconciliation of changes in the warranty reserve for the periods covered in this report is as follows:

	Quarter Ended December 31
	2016	2015
Balance at beginning of period	$27.5	$32.1
Provision for warranties during the period	2.6	6.0
Warranty claims during the period	(3.8)	(5.4)
Balance at end of period	$26.3	$32.7

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

Note 13.  Segment Reporting

We disclose segment information that is consistent with the way in which management operates and views the business. During our first quarter of fiscal 2017, we changed our segment reporting to reflect changes in our organizational structure and management’s operation and view of the business. We combined the prior year North America Patient Support Systems segment and International Patient Support Systems segment into a new segment called Patient Support Systems. Our new Patient Support Systems segment also includes an additional component of global marketing spend that was previously unallocated. The prior year segment information included in this Form 10-Q has been updated to reflect these changes. Our revised operating structure contains the following reporting segments:

•	Patient Support Systems – globally sells and rents our specialty frames and surfaces and mobility solutions, as well as our clinical workflow solutions.

•
Front Line Care – globally sells and rents respiratory care products, and sells medical diagnostic equipment and a diversified portfolio of devices that assess, diagnose, treat, and manage a wide variety of illnesses and diseases.

•	Surgical Solutions – globally sells our surgical products.

Under our revised segments, our performance within each reportable segment continues to be measured on a divisional income basis before non-allocated operating and administrative costs, litigation, special charges, acquisition and integration costs, acquisition-related intangible asset amortization, and other unusual events. Divisional income generally represents the division’s gross profit less its direct operating costs along with an allocation of manufacturing and distribution costs, research and development and certain corporate functional expenses.

Non-allocated operating costs, administrative costs, and other includes functional expenses that support the entire organization such as administration, finance, legal and human resources, expenses associated with strategic developments, acquisition-related intangible asset amortization, and other events that are not indicative of operating trends. We exclude such amounts from divisional income to allow management to evaluate and understand divisional operating trends. The chief operating decision maker does not receive any asset information by operating segment and, accordingly, we do not report asset information by operating segment.

	Quarter Ended December 31
	2016	2015
Revenue:
Patient Support Systems	$335.2	$341.7
Front Line Care	201.8	220.2
Surgical Solutions	100.4	99.3
Total revenue	$637.4	$661.2

Divisional income:
Patient Support Systems	$48.0	$44.1
Front Line Care	52.6	52.8
Surgical Solutions	8.0	9.9

Other operating costs:
Non-allocated operating costs, administrative costs, and other	46.8	70.9
Special charges	5.8	7.1
Operating profit	56.0	28.8

Interest expense	(19.5)	(22.5)
Investment income and other, net	(1.2)	(0.5)
Income before income taxes	$35.3	$5.8

Note 14.  Commitments and Contingencies

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

Note 15. Subsequent Events

Subsequent to December 31, 2016, we signed a definitive agreement to acquire Mortara Instrument, Inc., a privately held leader in diagnostic cardiology and patient monitoring solutions, technologies and devices, for $330 million in cash. The acquisition will expand Hill-Rom’s diagnostic cardiology franchise, complement and enhance the Company’s presence in vital signs monitoring, and is expected to accelerate revenue growth and be immediately accretive to earnings. The acquisition is expected to close in Hill-Rom’s second quarter of fiscal 2017 and the Company intends to fund the acquisition with its existing credit facility and the issuance of new debt instruments.

Subsequent to December 31, 2016, we announced our intent to close our Puchheim, Germany facility as part of our Site Consolidation program. We expect to incur costs with respect to this action, however, it is not practicable to estimate the amount of expected costs at this time.

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

Forward-looking statements are not guarantees of future performance, and our actual results could differ materially from those set forth in any forward-looking statements. For a more in depth discussion of factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in our previously filed most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2016 (“2016 Form 10-K”) as well as the discussions in this “Management’s Discussion and Analysis”. We assume no obligation to update or revise any forward-looking statements.

Overview

The following discussion and analysis should be read in conjunction with the accompanying interim financial statements and our 2016 Form 10-K.

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

In addition, we present certain results on a constant currency basis. Constant currency information compares results between periods as if foreign currency exchange rates had remained consistent period-over-period. We monitor sales performance on a constant currency basis that eliminates the positive or negative effects that result from translating international sales into U.S. dollars. We calculate constant currency by applying the foreign currency exchange rate for the prior period to the local currency results for the current period. We believe that evaluating growth in net revenue on a constant currency basis provides an additional and meaningful assessment to both management and investors.

Consolidated Results of Operations

In this section, we provide a high-level overview of our consolidated results of operations. Immediately following this section is a discussion of our results of operations by reportable segment.

We disclose segment information that is consistent with the way in which management operates and views the business. During our first quarter of fiscal 2017, we changed our segment reporting to reflect changes in our organizational structure and management’s operation and view of the business. We combined the prior year North America Patient Support Systems segment and International Patient Support Systems segment into a new segment called Patient Support Systems. Our new Patient Support Systems segment also includes an additional component of global marketing spend that was previously unallocated. The prior year segment information included in this Form 10-Q has been updated to reflect these changes. Our revised operating structure contains the following reporting segments:

•	Patient Support Systems – globally sells and rents our specialty frames and surfaces and mobility solutions, as well as our clinical workflow solutions.

•
Front Line Care – globally sells and rents respiratory care products, and sells medical diagnostic equipment and a diversified portfolio of devices that assess, diagnose, treat, and manage a wide variety of illnesses and diseases.

•	Surgical Solutions – globally sells our surgical products.

Under our revised segments, our performance within each reportable segment continues to be measured on a divisional income basis before non-allocated operating and administrative costs, litigation, special charges, acquisition and integration costs, acquisition-related intangible asset amortization, and other unusual events. Divisional income generally represents the division’s gross profit less its direct operating costs along with an allocation of manufacturing and distribution costs, research and development and certain corporate functional expenses.

Non-allocated operating costs, administrative costs, and other includes functional expenses that support the entire organization such as administration, finance, legal and human resources, expenses associated with strategic developments, acquisition-related intangible asset amortization, and other events that are not indicative of operating trends. We exclude such amounts from divisional income to allow management to evaluate and understand divisional operating trends.

Net Revenue

					U.S.	OUS
	Quarter Ended December 31,		Change As Reported	Constant Currency	Change As Reported	Change As Reported	Constant Currency
	2016	2015
Revenue
Product sales and service	$541.9	$565.1	(4.1)%	(3.2)%	1.1%	(13.2)%	(10.7)%

Rental revenue	95.5	96.1	(0.6)%	—%	0.4%	(7.9)%	(2.6)%

Total Revenue	$637.4	$661.2	(3.6)%	(2.7)%	1.0%	(12.9)%	(10.3)%
OUS - Outside of the U.S.

Product sales and service revenue decreased 4.1% on a reported basis or 3.2% on a constant currency basis primarily due to decreases in our global Front Line Care business and declines in the Middle East and Asia Pacific regions driven by difficult comparables including a change in Welch Allyn's fiscal year end and the timing of certain international and U.S. distributor orders. Revenue also declined from businesses we recently divested or may divest. These declines were partially offset by growth in the U.S. in our Patient Support Systems and Surgical Solutions businesses.

Rental revenue was relatively flat on a reported and constant currency basis.

Gross Profit

	Quarter Ended December 31,
	2016	2015	Change
Gross Profit
Product sales and service	$253.5	$242.0	4.8%
Percent of Related Revenue	46.8%	42.8%	400 bps

Rental	49.1	48.7	0.8%
Percent of Related Revenue	51.4%	50.7%	70 bps

Total Gross Profit	$302.6	$290.7	4.1%
Percent of Total Revenue	47.5%	44.0%	350 bps

Product sales and service gross margin increased 400 basis points for the three months ended December 31, 2016 compared to the prior year, primarily due to the prior year $19.5 million impact of the inventory step-up associated with the Welch Allyn acquisition and $1.1 million of costs associated with a field corrective action. Excluding these items, product sales and service gross margin increased 30 basis points due to supply chain improvements and product mix.

Rental gross margin increased 70 basis points for the three months ended December 31, 2016 compared to the prior year due mainly to product mix.

Other

	Quarter Ended December 31,
	2016	2015
Research and development expenses	$32.0	$33.6
Percent of Total Revenue	5.0%	5.1%

Selling and administrative expenses	$208.8	$221.2
Percent of Total Revenue	32.8%	33.5%

Special charges	$5.8	$7.1

Interest expense	$(19.5)	$(22.5)
Investment income and other, net	$(1.2)	$(0.5)

Research and development expenses decreased 4.8% for the three months ended December 31, 2016 compared to the prior year, primarily due to timing of projects.

As a percentage of total revenue, selling and administrative expenses decreased during the quarter compared to the prior year. Selling and administrative expenses for the three months ended December 31, 2016 and December 31, 2015 include acquisition-related intangible asset amortization and acquisition and integration costs of $31.4 million and $30.5 million. Excluding these items, selling and administrative expenses decreased 100 basis points as a percentage of revenue as a result of disciplined cost management.

In connection with various organizational changes implemented to improve our business alignment and cost structure, we recognized special charges of $5.8 million and $7.1 million for the quarters ended December 31, 2016 and 2015. These charges are summarized as follows:

Dispositions
During the first quarter of fiscal 2017, we sold our Architectural Products business and recorded special charges of $1.1 million, primarily related to severance.

Welch Allyn Integration and Business Realignment
In conjunction with the acquisition of Welch Allyn in September 2015, we initiated plans to realign our business structure to facilitate the integration, take full advantage of available synergies, and position our existing businesses to capitalize on opportunities for growth. In addition, during fiscal 2016, we incurred costs, including severance and benefit costs, associated with other business realignment and integration activities. During the quarter ended December 31, 2016, we incurred integration and business realignment charges of approximately $0.2 million. These amounts compare to charges of $4.5 million in the prior year first quarter. Since the inception of the Welch Allyn Integration and Business Realignment program through December 31, 2016, we have recognized aggregate special charges of $33.6 million. We continue to evaluate additional actions related to integration and business realignment and expect additional special charges to be incurred. However, it is not practicable to estimate the amount of these future expected costs until such time as the evaluations are complete.

Site Consolidation
In the third quarter of fiscal 2015, we initiated a plan to streamline our operations and simplify our supply chain by consolidating certain manufacturing and distribution operations. As part of this action, we announced the closure of sites in Redditch, England and Charleston, South Carolina, Vuollerim, Sweden and Montpellier, France. During the quarter ended December 31, 2016 we recorded total charges of $3.6 million related to our site consolidation efforts. These amounts compare to charges of $1.5 million in the prior year first quarter. Since the inception of the Site Consolidation program through December 31, 2016, we have recognized aggregate special charges of $24.0 million. We continue to evaluate our facilities footprint and expect to incur additional costs with respect to other actions in the future, however, it is not practicable to estimate the amount of these future expected costs until such time as the evaluations are complete.

2014 Global Transformation
During the second quarter of fiscal 2014, we announced a global transformation program focused on improving our cost structure. The domestic portion of this action was completed in fiscal 2015. Part of this program included reducing our European manufacturing capacity and streamlining our global operations by, among other things, executing a back office process transformation program in Europe. The restructuring in Europe is in process and, for the quarter ended December 31, 2016, resulted in charges of $0.9 million for severance and benefit costs, legal and professional fees, temporary labor, project management, and other administrative functions. These amounts compare to charges of $1.1 million in the prior year first quarter. Since the inception of the 2014 global transformation program through December 31, 2016, we have recognized aggregate special charges of $43.6 million. We do not expect to incur further material costs related to this action.

Interest expense was lower in the current quarter compared to the prior year due mainly to the terms of our amended and restated senior credit agreement, as described in Note 5.

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

	Quarter Ended December 31, 2016				Quarter Ended December 31, 2015
	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS[1]	Operating Margin[1]	Income Before Income Taxes	Income Tax Expense	Diluted EPS[1]
GAAP Basis	8.8%	$35.3	$11.8	$0.36	4.4%	$5.8	$1.5	$0.07
Adjustments:
Acquisition and integration costs	0.9%	6.0	2.2	0.06	3.9%	25.8	7.6	0.27
Acquisition-related intangible asset amortization	4.0%	25.5	8.3	0.26	3.7%	24.2	8.3	0.24
Field corrective actions	—	—	—	—	0.2%	1.1	0.2	0.01
Special charges	0.9%	5.8	1.9	0.06	1.1%	7.1	2.0	0.08
Foreign tax law change	—	—	(2.2)	0.03	—	—	—	—
Gain on disposition	—	(1.0)	(0.4)	(0.01)	—	—	—	—
Adjusted Basis	14.6%	$71.6	$21.6	$0.75	13.2%	$64.0	$19.6	$0.68
 1 Total does not add due to rounding.

The effective tax rate for the quarter to date period ended December 31, 2016 was 33.4% compared to 25.9% for the comparable period in the prior year. The higher effective tax rate in the current period is due primarily to the difference in discrete tax items recognized in each period. The current period included $1.7 million of period tax expenses related principally to the revaluation of France deferred tax assets due to a France tax law change that reduced the future corporate income tax rate in France, partially offset by the impact of excess tax benefits due to the adoption of ASU 2016-09 discussed in Note 1. The comparable period in the prior year included period tax benefits of $1.7 million primarily due to the retroactive reinstatement of the research tax credit. Absent the period tax items, the current year rate would have been lower compared to prior year due primarily to the geographic mix of income, along with prior year losses incurred in select foreign jurisdictions for which no tax benefit could be recognized.

The adjusted effective tax rates for the three month period ended December 31, 2016 was 30.2% compared to 30.6% for the comparable period in the prior year.

Net income attributable to common shareholders was $23.8 million for the first quarter ended December 31, 2016 compared to $4.8 million in the prior year. Diluted earnings per share for the first quarter of fiscal 2017 increased 414.3% on a reported basis and 10.3% on an adjusted basis.

Business Segment Results of Operations

					U.S.	OUS
	Quarter Ended December 31,		Change As Reported	Constant Currency	Change As Reported	Change As Reported	Constant Currency
	2016	2015
Revenue:
Patient Support Systems	$335.2	$341.7	(1.9)%	(1.1)%	2.9%	(13.5)%	(10.7)%
Front Line Care	201.8	220.2	(8.4)%	(8.0)%	(4.8)%	(16.9)%	(15.7)%
Surgical Solutions	100.4	99.3	1.1%	3.2%	10.0%	(6.9)%	(2.9)%
Total revenue	$637.4	$661.2	(3.6)%	(2.7)%	1.0%	(12.9)%	(10.3)%

Divisional income:
Patient Support Systems	$48.0	$44.1	8.8%
Front Line Care	$52.6	$52.8	(0.4)%
Surgical Solutions	$8.0	$9.9	(19.2)%
OUS - Outside of the U.S.

Patient Support Systems

Patient Support Systems revenue decreased 1.9% on a reported basis and 1.1% on a constant currency basis for the three months ended December 31, 2016 compared to prior year. Product sales and service revenue decreased 2.7% for the three months ended December 31, 2016, primarily due to declines in Asia Pacific and the Middle East and the impact of lower revenue from businesses we recently divested or may divest, partially offset by an increase in U.S. revenue. Patient Support Systems rental revenue increased 0.7% for the quarter, primarily due to increased volumes in the U.S.

Patient Support Systems divisional income increased 8.8% for the three months ended December 31, 2016 compared to the prior year, primarily due to improved gross margins and improved operating leverage driven by lower operating expenses. Product sales and service and rental margins increased for the quarter mainly due to favorable product mix.

Front Line Care

Front Line Care revenue decreased 8.4% on a reported basis and 8.0% on a constant currency basis for the three months ended December 31, 2016 compared to the prior year. Product sales and service revenue for the quarter decreased 8.4% compared to the prior year, primarily due to difficult comparables including a change in Welch Allyn's fiscal year end and the timing of certain international and U.S. distributor orders. Rental revenue decreased 7.5% for the three month period compared to the prior year, primarily due to lower volumes of our respiratory care products.

Front Line Care divisional income remained relatively flat with a decrease of 0.4% for the three months ended December 31, 2016 compared to the prior year as lower operating costs and higher margins offset the decline in revenue.

Surgical Solutions

Surgical Solutions revenue increased 1.1% on a reported basis and 3.2% on a constant currency basis for the three months ended December 31, 2016 compared to the prior year. The increase was mainly due to new product growth in the U.S. and growth in our Allen Medical products.

Surgical Solutions divisional income decreased 19.2% for the three months ended December 31, 2016 compared to the prior year, primarily due to a decline in gross margin and increased sales and research and development investments.

Liquidity and Capital Resources

	Quarter Ended December 31
	2016	2015
Cash Flows Provided By (Used In):
Operating activities	$71.0	$46.2
Investing activities	(14.1)	(17.4)
Financing activities	(50.2)	(45.6)
Effect of exchange rate changes on cash	(7.2)	(1.6)
Increase in Cash and Cash Equivalents	$(0.5)	$(18.4)

Operating Activities

Cash provided by operating activities was driven primarily by net income, adjusted for the non-cash effects of depreciation, amortization, and stock compensation expense, along with the collections of high year-end receivables. These sources of cash were partially offset by the payout of performance-based compensation related to our 2016 fiscal year and other working capital activities. Cash provided by operating activities increased $24.8 million compared to the prior year due primarily to higher net income and changes in working capital activities compared to the prior year.

Investing Activities

Cash used in investing activities decreased $3.3 million compared to the prior year, primarily due to proceeds on the sale of our architectural products business and other property, plant and equipment, partially offset by an increase of $4.7 million of cash used for capital expenditures compared to the prior year.

Financing Activities

Cash used in financing activities increased $4.6 million primarily due to $30.0 million of share repurchases in the open market during the first quarter of 2017, partially offset by lower debt repayments compared to the prior year. During the quarter, payments of long term debt totaled $18.3 million, while net borrowings increased $9.2 million on our revolving credit facility.

Other Liquidity Matters

In September 2016, the Company entered into an amended and restated senior credit agreement for purposes of refinancing our credit facilities (originally entered into as part of the Welch Allyn acquisition) and funding the payoff of our then outstanding senior secured Term Loan B facility. The amended and restated senior credit agreement consisted of two facilities as follows:

•	$1,462.5 million senior secured Term Loan A facility (“TLA Facility”), maturing in September 2021

•	Revolving Credit Facility, providing borrowing capacity of up to $700.0 million, maturing in September 2021

The TLA Facility and Revolving Credit Facility (collectively, the “Senior Secured Credit Facilities”) bear interest at variable rates which are currently less than 3.0%. These interest rates are based primarily on the London Interbank Offered Rate ("LIBOR"), but under certain conditions could also be based on the U.S. Federal Funds Rate or the U.S. Prime Rate, at our option. The TLA Facility requires minimum principal payments of $73.1 million in fiscal 2017, $109.7 million in fiscal 2018, and $146.3 million annually thereafter, with the remaining unpaid principal balance due at maturity. We are able to voluntarily prepay outstanding loans under the TLA Facility at any time. During the quarter to date period ended December 31, 2016, we made required minimum payments of $18.3 million on the TLA Facility.

At December 31, 2016, there were $245.0 million borrowings on the Revolving Credit Facility, and available borrowing capacity was $447.4 million after giving effect to $7.6 million of outstanding standby letters of credit. The availability of borrowings under our Revolving Credit Facility is subject to our ability at the time of borrowing to meet certain specified conditions, including compliance with covenants contained in the governing credit agreement.

The Senior Secured Credit Facilities are held with a syndicate of banks, which includes over 30 institutions. Our general corporate assets, including those of our subsidiaries, collateralize these obligations. The amended and restated credit agreement governing these facilities contains financial covenants which specify a maximum secured net leverage ratio and a minimum interest coverage ratio, as such terms are defined in the amended and restated credit agreement. These financial covenants are measured at the end of each fiscal quarter. The required ratios vary providing a gradually decreasing maximum secured net leverage ratio and a gradually increasing minimum interest coverage ratio, as set forth in the table below:

Fiscal Quarter Ended	Maximum Secured Net Leverage Ratio	Minimum Interest Coverage Ratio
December 31, 2016	4.50x	3.25x
December 31, 2017	4.00x	3.50x
December 31, 2018	3.50x	3.75x
December 31, 2019 and thereafter	3.00x	4.00x

Senior unsecured notes of $425.0 million, maturing in September 2023 ("Senior Notes") bear interest at a fixed rate of 5.75% annually. These notes were issued at par in a private placement offering and are not registered securities on any public market. All of the Senior Notes were outstanding as of December 31, 2016. We are not required to make any mandatory redemption or sinking fund payments with respect to the Senior Notes, other than in certain circumstances such as a change in control or material sale of assets. We may redeem the notes prior to maturity, but doing so prior to September 1, 2021 would require payment of a premium on any amounts redeemed, the amount of which varies based on the timing of the redemption. The indenture governing the Senior Notes contains certain covenants which impose limitations on the amount of dividends we may pay and the amount of common shares we may repurchase in the open market, but we do not expect these covenants to affect our current dividend policy or open share repurchase program. The terms of this indenture also impose certain restrictions on the amount and type of additional indebtedness we may obtain in the future, as well as the types of liens and guarantees we may provide.

We were in compliance with all financial covenants under our Senior Secured Credit Facilities and our amended and restated credit agreement as of December 31, 2016.

We also have $43.3 million of unsecured debentures outstanding at various fixed interest rates as of December 31, 2016, classified as long-term in the Condensed Consolidated Balance Sheet.

Our primary pension plan invests in a variety of equity and debt securities. At September 30, 2016, our latest measurement date, our pension plans were underfunded by approximately $80.1 million. Based on our current funded status, we are not required to make any contributions to our primary pension plan in fiscal 2017.

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

During the first quarter of fiscal 2017, we purchased 0.6 million shares of our common stock for $30.0 million in the open market, leaving $34.7 million of shares available for purchase under a $190 million share repurchase program approved by the Board of Directors in September 2013, which does not have an expiration date. Repurchases may be made on the open market or via private transactions. There are no plans to terminate this program in the future, but we do not expect to make additional purchases in fiscal 2017.

We believe that cash on hand and cash generated from operations, along with amounts available under our Revolving Credit Facility, will be sufficient to fund operations, working capital needs, capital expenditure requirements, and financing obligations for at least the next twelve months. However, disruption and volatility in the credit markets could impede our access to capital. Our $700.0 million Revolving Credit Facility is with a syndicate of banks, which we believe reduces our exposure to any one institution and would still leave us with significant borrowing capacity in the event that any one of the institutions within the group is unable to comply with the terms of our amended and restated credit agreement.

As of December 31, 2016, approximately 61.8% of our cash and cash equivalents were held by our foreign subsidiaries. Portions of this may be subject to U.S. income taxation if repatriated to the U.S., however, because cash and cash equivalents held by our foreign subsidiaries are largely used for operating needs outside the U.S. we have no need to repatriate this cash for other uses. We believe that cash on hand and cash generated from operations, along with amounts available under our Revolving Credit Facility, will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations.

Contractual Obligations and Contingent Liabilities and Commitments

There have not been any significant changes since September 30, 2016 impacting our contractual obligations and contingent liabilities and commitments.

Critical Accounting Policies

Our accounting policies require management to make significant estimates and assumptions using information available at the time the estimates are made. Such estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenue, and expenses. If future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be affected. A detailed description of our accounting policies is included in Note 1 of Notes to Consolidated Financial Statements and the Critical Accounting Policies Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2016 Form 10-K. There have been no material changes to such policies since September 30, 2016.

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

Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions. At December 31, 2016, the notional amount of open foreign exchange contracts was $42.1 million with an aggregate fair value of $42.5 million. The maximum length of time over which we hedge transaction exposures is generally 15 months. Derivative gains/(losses), initially reported as a component of Accumulated Other Comprehensive Loss, are reclassified to earnings in the period when the transaction affects earnings.

We are exposed to market risk from fluctuations in interest rates. We sometimes manage our exposure to interest rate fluctuations through the use of interest rate swaps (cash flow hedges). As of December 31, 2016, we had nine interest rate swap agreements, with notional amounts of $750.0 million, in aggregate, to hedge the variability of cash flows associated with a portion of the variable interest rate payments for the period December 2016 to September 2021 on the Senior Secured Credit Facilities. The interest rate swaps have effective dates ranging between December 31, 2016 and September 8, 2020 and were designated as cash flow hedges. At December 31, 2016, these swaps were in a net asset position with an aggregate fair value of $10.6 million. We classify fair value measurements on our interest rate swaps as Level 2, as described in Note 1.

For additional information on market risks related to our pension plan assets, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2016 Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

Our management, with the supervision and participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

For information regarding the risks we face, see the discussion under “Item 1A. Risk Factors” in our 2016 Form 10-K for the year ended September 30, 2016. There have been no material changes to the risk factors described in that report.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (2)
October 1, 2016 - October 31, 2016	367	$55.48	—	$64.7
November 1, 2016 - November 30, 2016	602,658	$54.38	552,645	$34.7
December 1, 2016 - December 31, 2016	12,455	$56.55	—	$34.7
Total	615,480		552,645

(1)
Shares purchased during the quarter ended December 31, 2016 were in connection with the share repurchase program discussed below as well as employee payroll tax withholding for restricted and deferred stock distributions.

(2)
In September 2013, the Board approved an expansion of its previously announced share repurchase authorization to a total of $190.0 million. As of December 31, 2016, a cumulative total of $155.3 million has been used under this existing authorization. The plan does not have an expiration date and currently there are no plans to terminate this program in the future. However, we do not expect to make additional purchases under this program in fiscal 2017.

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

HILL-ROM HOLDINGS, INC.
(Registrant)

DATE: January 27, 2017	By:	/s/ Steven J. Strobel
	Name: Title:	Steven J. Strobel Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)