Form 10-Q
period 2017-03-31
Hill-Rom Holdings, Inc.
filed 2017-04-28
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)
☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
OR
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, without par value – 65,766,800 shares as of April 24, 2017.

HILL-ROM HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Quarter Ended March 31		Year to Date Ended March 31
	2017	2016	2017	2016
Net Revenue
Product sales and service	$579.6	$529.3	$1,121.5	$1,094.4
Rental revenue	99.3	103.3	194.8	199.4
Total revenue	678.9	632.6	1,316.3	1,293.8

Cost of Revenue
Cost of goods sold	305.7	279.3	594.1	602.4
Rental expenses	48.8	49.1	95.2	96.5
Total cost of revenue	354.5	328.4	689.3	698.9

Gross Profit	324.4	304.2	627.0	594.9

Research and development expenses	35.3	34.3	67.3	67.9
Selling and administrative expenses	222.4	209.4	431.2	430.6
Special charges (Note 8)	3.1	10.7	8.9	17.8

Operating Profit	63.6	49.8	119.6	78.6

Interest expense	(21.9)	(22.7)	(41.4)	(45.2)
Investment income and other, net	(0.4)	1.0	(1.6)	0.5

Income Before Income Taxes	41.3	28.1	76.6	33.9

Income tax expense (Note 9)	7.3	6.0	19.1	7.5

Net Income	34.0	22.1	57.5	26.4

Less: Net loss attributable to noncontrolling interests	(0.4)	(0.2)	(0.7)	(0.7)

Net Income Attributable to Common Shareholders	$34.4	$22.3	$58.2	$27.1

Net Income Attributable to Common Shareholders per Common Share - Basic	$0.52	$0.34	$0.89	$0.41

Net Income Attributable to Common Shareholders per Common Share - Diluted	$0.51	$0.33	$0.87	$0.41

Dividends per Common Share	$0.18	$0.17	$0.35	$0.33

Average Common Shares Outstanding - Basic (thousands) (Note 10)	65,462	65,331	65,473	65,264

Average Common Shares Outstanding - Diluted (thousands) (Note 10)	67,132	66,382	67,057	66,364
See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Quarter Ended March 31		Year to Date Ended March 31
	2017	2016	2017	2016
Net Income	$34.0	$22.1	$57.5	$26.4

Other Comprehensive Income, net of tax (Note 7):

Available-for-sale securities and hedges	(0.2)	(1.8)	10.0	(1.7)
Foreign currency translation adjustment	14.0	12.6	(25.5)	2.4
Change in pension and postretirement defined benefit plans	0.8	0.6	2.1	1.3
Total Other Comprehensive Income (Loss), net of tax	14.6	11.4	(13.4)	2.0

Total Comprehensive Income	48.6	33.5	44.1	28.4

Less: Comprehensive loss attributable to noncontrolling interests	(0.4)	(0.2)	(0.7)	(0.7)

Total Comprehensive Income Attributable to Common Shareholders	$49.0	$33.7	$44.8	$29.1

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In millions)

	March 31, 2017	September 30, 2016
ASSETS
Current Assets
Cash and cash equivalents	$218.7	$232.2
Trade accounts receivable, net of allowances (Note 2)	500.9	515.1
Inventories (Note 2)	264.1	252.0
Other current assets	93.7	82.8
Total current assets	1,077.4	1,082.1

Property, plant and equipment, net (Note 2)	363.1	350.0
Goodwill (Note 4)	1,743.6	1,584.4
Other intangible assets and software, net (Note 2)	1,197.7	1,143.3
Deferred income taxes (Notes 1 and 9)	39.7	43.1
Other assets	51.9	59.5
Total Assets	$4,473.4	$4,262.4

LIABILITIES
Current Liabilities
Trade accounts payable	$137.6	$136.0
Short-term borrowings (Note 5)	220.6	210.1
Accrued compensation	94.7	127.0
Accrued product warranties (Note 12)	27.4	27.5
Accrued rebates	39.5	40.8
Other current liabilities	104.4	120.9
Total current liabilities	624.2	662.3

Long-term debt (Note 5)	2,181.4	1,938.4
Accrued pension and postretirement benefits (Note 6)	98.0	99.0
Deferred income taxes (Notes 1 and 9)	278.3	287.8
Other long-term liabilities	38.8	39.0
Total Liabilities	3,220.7	3,026.5

Commitments and Contingencies (Note 14)

SHAREHOLDERS' EQUITY
Common Stock (Note 2)	4.4	4.4
Additional paid-in capital	582.1	575.9
Retained earnings	1,624.7	1,589.7
Accumulated other comprehensive loss (Note 7)	(182.5)	(169.1)
Treasury stock, at cost (Note 2)	(784.0)	(773.7)
Total Shareholders' Equity Attributable to Common Shareholders	1,244.7	1,227.2
Noncontrolling interests	8.0	8.7
Total Shareholders' Equity	1,252.7	1,235.9
Total Liabilities and Shareholders' Equity	$4,473.4	$4,262.4
See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Year to Date Ended March 31
	2017	2016
Operating Activities
Net income	$57.5	$26.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40.6	46.9
Amortization	10.0	8.5
Acquisition-related intangible asset amortization	52.1	48.0
Provision for deferred income taxes	(14.6)	14.9
(Gain) loss on disposal of property, equipment leased to others, intangible assets, and impairments	(3.0)	1.5
Gain on sale of businesses	(1.0)	—
Stock compensation	12.2	12.1
Excess tax benefits from employee stock plans	—	(1.1)
Change in working capital excluding cash, current debt, acquisitions and dispositions:
Trade accounts receivable	25.4	28.9
Inventories	2.9	12.0
Other current assets	2.8	6.8
Trade accounts payable	(5.7)	(15.0)
Accrued expenses and other liabilities	(55.0)	(102.9)
Other, net	2.2	0.5
Net cash provided by operating activities	126.4	87.5

Investing Activities
Capital expenditures and purchases of intangible assets	(47.3)	(46.4)
Proceeds on sale of property and equipment leased to others	10.6	0.4
Payment for acquisition of businesses, net of cash acquired	(314.3)	—
Proceeds on sale of businesses	4.5	—
Other	(0.4)	2.4
Net cash used in investing activities	(346.9)	(43.6)

Financing Activities
Proceeds from borrowing on long-term debt	300.0	—
Borrowings on revolving credit facility	53.0	20.0
Payments on revolving credit facility	(60.8)	—
Payment of long-term debt	(36.6)	(79.1)
Debt issuance costs	(4.3)	—
Purchase of noncontrolling interest of former joint venture	—	(0.4)
Payment of cash dividends	(22.9)	(21.5)
Proceeds on exercise of stock options	14.6	2.2
Proceeds from stock issuance	2.3	1.6
Excess tax benefits from employee stock plans	—	1.1
Treasury stock acquired	(33.6)	(3.2)
Net cash provided by (used in) financing activities	211.7	(79.3)

Effect of exchange rate changes on cash	(4.7)	0.2

Net Cash Flows	(13.5)	(35.2)

Cash and Cash Equivalents:
At beginning of period	232.2	192.8
At end of period	$218.7	$157.6
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

We record cash and cash equivalents, as disclosed on our Condensed Consolidated Balance Sheets, as Level 1 instruments and certain other derivatives and investments as either Level 2 or 3 instruments. There have not been significant changes in our classification among assets and liabilities during the fiscal year. Refer to Note 5 for disclosure of our debt instrument and interest rate swap fair values.

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

As of March 31, 2017, we had $27.5 million of valuation allowances on deferred tax assets, on a tax-effected basis, primarily related to state tax credit carryforwards that are not expected to be utilized and foreign operating loss carryforwards and other tax attributes. We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances.

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

Dispositions

During the first quarter of fiscal 2017, we sold our Architectural Products business for $4.5 million in cash proceeds and recorded an immaterial gain in Investment income and other, net.

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation – Stock Compensation (Topic 718), “Improvements to Employee Share-Based Payment Accounting.” During the first quarter of fiscal 2017, we elected to early adopt ASU 2016-09, as permitted. Under ASU 2016-09, the tax effects of stock compensation will be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards will be treated as discrete items in the reporting period in which they occur. Amendments related to accounting for excess tax benefits have been adopted prospectively, resulting in recognition of excess tax benefits against income tax expense rather than additional paid-in capital of $3.8 million and $4.3 million in the three and six months ended March 31, 2017. As a result of the adoption, we did not record an adjustment to retained earnings as we did not have net operating loss carryforwards attributable to excess tax benefits on stock compensation that had not been previously recognized to additional paid-in capital. Excess tax benefits for share-based payments are now included as net operating activities rather than net financing activities. The changes have been applied prospectively in accordance with the ASU and prior periods have not been adjusted. Cash paid by an employer when directly withholding shares for tax withholding purposes will continue to be classified as financing activities. We elected not to change our accounting policy for forfeitures. The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 which delayed the effective date of the new revenue guidance by one year, while permitting companies to early adopt the new standard as of the original effective date. As a result, the provisions of ASU 2014-09 and subsequent amendments, are effective for us in the first quarter of fiscal 2019 using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption. We plan to adopt the new standard effective October 1, 2018 and are continuing to evaluate the impact of adoption on our Consolidated Financial Statements and the implementation approach to be used.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). From the lessee’s perspective, the new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor’s perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor does not convey risks and rewards or control, an operating lease results. ASU 2016-02 is effective for our first quarter of fiscal 2020. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently in the process of evaluating the impact of the amended guidance on our Consolidated Financial Statements.

Except as noted above, there have been no significant changes to our assessment of the impact of recently issued accounting standards included in Note 1 of our Consolidated Financial Statements in our 2016 Form 10-K.

Note 2. Supplementary Balance Sheet Information

	March 31, 2017	September 30, 2016
Allowance for possible losses and discounts on trade receivables	$28.9	$26.8

Inventories:
Finished products	$142.2	$124.2
Raw materials and work in process	121.9	127.8
Total inventory	$264.1	$252.0

Accumulated depreciation of property, plant and equipment	$626.6	$611.8

Accumulated amortization of software and other intangible assets	$453.4	$398.3

Preferred stock, without par value:
Shares authorized	1,000,000	1,000,000
Shares issued	None	None

Common stock, without par value:
Shares authorized	199,000,000	199,000,000
Shares issued	88,457,634	88,457,634
Shares outstanding	65,766,257	65,705,253

Treasury shares	22,691,377	22,752,381

Note 3. Acquisitions

Mortara Instrument

On February 14, 2017, we completed the acquisition of Mortara Instrument, Inc. (“Mortara”) for consideration of $330.0 million in cash ($314.1 million, net of cash acquired), primarily financed through a private offering of $300.0 million of senior unsecured notes (see Note 5 of our Condensed Consolidated Financial Statements). Mortara provides a portfolio of diagnostic cardiology devices designed to serve the full continuum of clinical care, from acute care to primary care and clinical research organizations.

The results of Mortara are included in the Condensed Consolidated Financial Statements since the date of acquisition. Our reported revenue included $12.9 million for the quarter ended March 31, 2017 related to Mortara™ products. The impact to net income was not significant. The impact to our year to date revenue and net income on an unaudited proforma basis, as if the Mortara acquisition had been consummated at the beginning of our fiscal 2016 year, would not have been significant.

The following summarizes the preliminary estimate of the fair value of assets acquired and liabilities assumed at the date of acquisition. The fair value of assets acquired and liabilities assumed are still considered to be preliminary and are subject to further adjustments.

Amount
Trade receivables	$16.4
Inventory	21.3
Other current assets	2.8
Property, plant and equipment	18.2
Goodwill	168.1
Trade names (7-year weighted average useful life)	15.8
Customer relationships (8-year useful life)	37.8
Developed technology (7-year useful life)	53.6
Other noncurrent assets	3.8
Current liabilities	(22.4)
Noncurrent liabilities	(1.3)
Total purchase price, net of cash acquired	$314.1

Goodwill was allocated entirely to our Front Line Care segment. The preliminary fair value attributes a majority of the goodwill to the acquired U.S. operations which is deductible for tax purposes.

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

Note 4. Goodwill

The following summarizes goodwill activity by reportable segment:

	Patient Support Systems	Front Line Care	Surgical Solutions	Total
Balances at September 30, 2016
Goodwill	$544.1	$1,205.5	$307.6	$2,057.2
Accumulated impairment losses	(472.8)	—	—	(472.8)
Goodwill, net at September 30, 2016	71.3	1,205.5	307.6	1,584.4

Changes in Goodwill during the period:
Goodwill related to acquisitions	(1.2)	168.1	—	166.9
Currency translation effect	(1.5)	(2.1)	(4.1)	(7.7)

Balances at March 31, 2017
Goodwill	541.4	1,371.5	303.5	2,216.4
Accumulated impairment losses	(472.8)	—	—	(472.8)
Goodwill, net at March 31, 2017	$68.6	$1,371.5	$303.5	$1,743.6

The goodwill assigned to the reporting units was not impacted by the segment changes discussed in Note 13.

Note 5. Financing Agreements

Total debt consists of the following:

	March 31, 2017	September 30, 2016
Revolving credit facilities	$228.0	$235.8
Current portion of long-term debt	91.5	73.2
Senior secured Term Loan A, long-term portion	1,319.5	1,372.3
Senior unsecured 5.75% notes due on September 1, 2023	419.5	419.1
Senior unsecured 5.00% notes due on February 14, 2025	295.5	—
Unsecured 7.00% debentures due on February 15, 2024	13.7	13.7
Unsecured 6.75% debentures due on December 15, 2027	29.6	29.6
Other	4.7	4.8
Total debt	2,402.0	2,148.5
Less current portion of debt	220.6	210.1
Total long-term debt	$2,181.4	$1,938.4

In February 2017, the Company entered into $300.0 million of senior unsecured notes maturing February 2025 for purposes of financing the Mortara acquisition. These notes bear interest at a fixed rate of 5.00% annually. We also have outstanding senior unsecured notes of $425.0 million maturing in September 2023 that bear interest at a fixed rate of 5.75% annually (collectively, the "Senior Notes"). These Senior Notes were issued at par in a private placement offering and are not registered securities on any public market. All of the notes were outstanding as of March 31, 2017. We are not required to make any mandatory redemption or sinking fund payments with respect to the Senior Notes, other than in certain circumstances such as a change in control or material sale of assets. We may redeem the 5.75% and 5.00% notes prior to maturity, but doing so prior to September 1, 2021 and February 15, 2020 would require payment of a premium on any amounts redeemed, the amount of which varies based on the timing of the redemption. The indentures governing the Senior Notes contain certain covenants which impose limitations on the amount of dividends we may pay and the amount of common shares we may repurchase in the open market, but we do not expect these covenants to affect our current dividend policy or open share repurchase program. The terms of these indentures also impose certain restrictions on the amount and type of additional indebtedness we may obtain in the future, as well as the types of liens and guarantees we may provide.

In September 2016, the Company entered into an amended and restated senior credit agreement ("Senior Credit Agreement") for purposes of refinancing our credit facilities (originally entered into as part of the Welch Allyn acquisition) and funding the payoff of our then outstanding senior secured Term Loan B facility. The amended and restated senior credit agreement consisted of two facilities as follows:

•	$1,462.5 million senior secured Term Loan A facility (“TLA Facility”), maturing in September 2021

•	Revolving Credit Facility, providing borrowing capacity of up to $700.0 million, maturing in September 2021

The TLA Facility and Revolving Credit Facility (collectively, the “Senior Secured Credit Facilities”) bear interest at variable rates which are currently less than 3.0%. These interest rates are based primarily on the London Interbank Offered Rate ("LIBOR"), but under certain conditions could also be based on the U.S. Federal Funds Rate or the U.S. Prime Rate, at our option. The TLA Facility requires minimum principal payments of $73.1 million in fiscal 2017, $109.7 million in fiscal 2018, and $146.3 million annually thereafter, with the remaining unpaid principal balance due at maturity. We are able to voluntarily prepay outstanding loans under the TLA Facility at any time. During the year to date period ended March 31, 2017, we made required minimum payments of $36.6 million on the TLA Facility.

At March 31, 2017, there were $228.0 million of borrowings on the Revolving Credit Facility, and available borrowing capacity was $464.4 million after giving effect to $7.6 million of outstanding standby letters of credit. The availability of borrowings under our Revolving Credit Facility is subject to our ability at the time of borrowing to meet certain specified conditions, including compliance with covenants contained in the Senior Credit Agreement.

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

We were in compliance with all financial covenants under our Senior Credit Agreement and our amended and restated credit agreement as of March 31, 2017.

As of March 31, 2017, unamortized TLA Facility and Senior Notes debt issuance costs of $15.0 million and $10.0 million were recorded as a reduction of the carrying value of the related debt, compared to $17.1 million and $5.9 million at September 30, 2016. In addition, $8.7 million of costs attributable to the Revolving Credit Facility were recorded as a component of other long-term assets on the Condensed Consolidated Balance Sheets as of March 31, 2017, compared with $9.6 million as of September 30, 2016. These costs will amortize into interest expense over the terms of the related facilities.

We are exposed to market risk from fluctuations in interest rates. We sometimes manage our exposure to interest rate fluctuations through the use of interest rate swaps. As of March 31, 2017, we had nine interest rate swap agreements, with notional amounts of $750.0 million, in aggregate, to hedge the variability of cash flows associated with a portion of the variable interest rate payments for the period December 2016 to September 2021 on the Senior Secured Credit Facilities. The interest rate swaps have effective start dates ranging between December 31, 2016 and September 8, 2020 and were designated as cash flow hedges. At March 31, 2017, these swaps were in a net asset position with an aggregate fair value of $11.5 million. We classify fair value measurements on our interest rate swaps as Level 2, as described in Note 1.

Unsecured debentures outstanding at March 31, 2017 and September 30, 2016 have fixed rates of interest. We have deferred gains included as an inverse to the carrying value of the related debt from the termination of previous interest rate swap agreements, and those deferred gains amounted to less than $1.0 million at both March 31, 2017 and September 30, 2016. The deferred gains on the termination of the swaps are being amortized and recognized as a reduction of interest expense over the remaining term of the related debt, and as a result, the effective interest rates on that debt have been and will continue to be lower than the stated interest rates on the debt.

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The book values of our short-term debt instruments approximate fair value.

The estimated fair values of our long-term debt instruments, including the current portion, are described in the table below:

	March 31, 2017	September 30, 2016
Senior secured Term Loan A	$1,388.2	$1,441.0
Senior unsecured 5.75% notes due on September 1, 2023	441.2	454.0
Senior unsecured 5.00% notes due on February 14, 2025	298.7	—
Unsecured debentures	44.2	45.8
Total debt	$2,172.3	$1,940.8

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

	Quarter Ended March 31		Year to Date Ended March 31
	2017	2016	2017	2016
Service cost	$1.5	$1.2	$2.9	$2.5
Interest cost	2.4	2.7	4.9	5.4
Expected return on plan assets	(3.6)	(3.2)	(7.3)	(6.5)
Amortization of unrecognized prior service cost, net	—	—	0.1	0.1
Amortization of net loss	1.6	1.2	3.1	2.3
Net pension expense	$1.9	$1.9	$3.7	$3.8

In addition to defined benefit retirement plans, we also offer two domestic postretirement health care plans, one of which was assumed in the acquisition of Welch Allyn, that provide health care benefits to qualified retirees and their dependents. The plans are closed to new participants and include retiree cost sharing provisions. Annual costs related to these plans are not significant.

We have defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees. The general purpose of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings. Our contributions to the plans are based on eligibility and employee contributions. Expense under these plans was $7.1 million and $7.2 million in each of the quarterly periods ended March 31, 2017 and 2016, and $13.1 million and $13.3 million in the year to date periods ended March 31, 2017 and 2016.

Note 7. Other Comprehensive Income (Loss)

The following table represents the changes in accumulated other comprehensive loss by component:

	Quarter Ended March 31, 2017
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Available-for-sale securities and hedges	$0.4	$(0.5)	$(0.1)	$(0.1)	$(0.2)	$7.1	$(0.2)	$6.9
Foreign currency translation adjustment	14.0	—	14.0	—	14.0	(154.7)	14.0	(140.7)
Change in pension and postretirement defined benefit plans	—	1.4	1.4	(0.6)	0.8	(49.5)	0.8	(48.7)
Total	$14.4	$0.9	$15.3	$(0.7)	$14.6	$(197.1)	$14.6	$(182.5)

	Quarter Ended March 31, 2016
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Available-for-sale securities and hedges	$(2.8)	$—	$(2.8)	$1.0	$(1.8)	$0.1	$(1.8)	$(1.7)
Foreign currency translation adjustment	12.6	—	12.6	—	12.6	(103.0)	12.6	(90.4)
Change in pension and postretirement defined benefit plans	—	1.0	1.0	(0.4)	0.6	(47.3)	0.6	(46.7)
Total	$9.8	$1.0	$10.8	$0.6	$11.4	$(150.2)	$11.4	$(138.8)

	Year to Date Ended March 31, 2017
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Available-for-sale securities and hedges	$16.6	$(0.7)	$15.9	$(5.9)	$10.0	$(3.1)	$10.0	$6.9
Foreign currency translation adjustment	(25.5)	—	(25.5)	—	(25.5)	(115.2)	(25.5)	(140.7)
Change in pension and postretirement defined benefit plans	0.4	2.9	3.3	(1.2)	2.1	(50.8)	2.1	(48.7)
Total	$(8.5)	$2.2	$(6.3)	$(7.1)	$(13.4)	$(169.1)	$(13.4)	$(182.5)

	Year to Date Ended March 31, 2016
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Available-for-sale securities and hedges	$(2.6)	$—	$(2.6)	$0.9	$(1.7)	$—	$(1.7)	$(1.7)
Foreign currency translation adjustment	2.4	—	2.4	—	2.4	(92.8)	2.4	(90.4)
Change in pension and postretirement defined benefit plans	—	2.1	2.1	(0.8)	1.3	(48.0)	1.3	(46.7)
Total	$(0.2)	$2.1	$1.9	$0.1	$2.0	$(140.8)	$2.0	$(138.8)

The following table represents the items reclassified out of accumulated other comprehensive loss and the related tax effects:

	Quarter Ended March 31
	2017			2016
	Amount reclassified	Tax effect	Net of tax	Amount reclassified	Tax effect	Net of tax
Available-for-sale securities and hedges (a)	$(0.5)	$0.1	$(0.4)	$—	$—	$—

Change in pension and postretirement defined benefit plans (b)	$1.4	$(0.6)	$0.8	$1.0	$(0.4)	$0.6

	Year to Date Ended March 31
	2017			2016
	Amount reclassified	Tax effect	Net of tax	Amount reclassified	Tax effect	Net of tax
Available-for-sale securities and hedges (a)	$(0.7)	$0.2	$(0.5)	$—	$—	$—

Change in pension and postretirement defined benefit plans (b)	$2.9	$(1.1)	$1.8	$2.1	$(0.8)	$1.3

(a) Reclassified from accumulated other comprehensive loss into Investment income and other, net.
(b) Reclassified from accumulated other comprehensive loss into Cost of goods sold and Selling and administrative expenses. These components are included in the computation of net periodic pension expense.

Note 8. Special Charges

In connection with various organizational changes implemented to improve our business alignment and cost structure, we recognized special charges of $3.1 million and $10.7 million for the quarters ended March 31, 2017 and 2016, and $8.9 million and $17.8 million for the year to date periods ended March 31, 2017 and 2016. These charges are summarized as follows:

Dispositions
During the first quarter of fiscal 2017, we sold our Architectural Products business and recorded special charges of $1.1 million, primarily related to severance.

Integration and Business Realignment
We recently acquired Mortara and Tridien and initiated integration activities to optimize the available synergies of our combined company. Additionally, with the acquisition of Welch Allyn in September 2015, we initiated plans to realign our business structure to facilitate the integration, take full advantage of available synergies, and position our existing businesses to capitalize on opportunities for growth. We also incurred costs, including severance and benefit costs, associated with other business realignment and integration activities. During the quarter and year to date periods ended March 31, 2017, we incurred total integration and business realignment charges of approximately $2.1 million and $2.3 million, of which $1.4 million were severance and benefit costs for the quarter and year to date periods ended March 31, 2017. These amounts compare to charges of $6.3 million and $10.8 million during the quarter and year to date periods ended March 31, 2016. We continue to evaluate additional actions related to integration and business realignment and expect additional special charges to be incurred. However, it is not practicable to estimate the amount of these future expected costs until such time as the evaluations are complete.

Site Consolidation
In the third quarter of fiscal 2015, we initiated a plan to streamline our operations and simplify our supply chain by consolidating certain manufacturing and distribution operations. As part of this action, we have announced the closure of five sites. During the quarter and year to date periods ended March 31, 2017, we recorded total charges of $6.2 million and $9.8 million, related to our site consolidation efforts, of which $1.7 million were severance and benefit costs. These amounts compare to charges of $2.4 million and $4.1 million, during the quarter and year to date periods ended March 31, 2016.

During the second quarter of fiscal 2017, we sold our Charleston property for $6.1 million in cash proceeds and recorded a gain of $5.2 million.

Since the inception of the Site Consolidation program through March 31, 2017, we have recognized aggregate special charges of $25.0 million. We continue to evaluate our facilities footprint and expect to incur additional costs with respect to other actions in the future, however, it is not practicable to estimate the amount of these future expected costs until such time as the evaluations are complete.

2014 Global Transformation
During the second quarter of fiscal 2014, we announced a global transformation program focused on improving our cost structure. The domestic portion of this action was completed in fiscal 2015. Part of this program included reducing our European manufacturing capacity and streamlining our global operations by, among other things, executing a back office process transformation program in Europe. The restructuring in Europe is substantially complete and, for the year to date period ended March 31, 2017, resulted in charges of $0.9 million for severance and benefit costs, legal and professional fees, temporary labor, project management, and other administrative functions. These amounts compare to charges of $2.0 million and $3.1 million in the prior year second quarter and year to date periods ended March 31, 2016. Since the inception of the 2014 global transformation program through March 31, 2017, we have recognized aggregate special charges of $43.6 million. We do not expect to incur further costs related to this action.

For all accrued severance and other benefit charges described above, we record restructuring reserves within other current liabilities. The reserve activity for severance and other benefits during the year to date ended March 31, 2017 was as follows:

Balance at September 30, 2016	$14.7
Expenses	5.1
Cash Payments	(7.6)
Reversals	(0.3)
Balance at March 31, 2017	$11.9

Note 9. Income Taxes

The effective tax rate for the quarter and year to date periods ended March 31, 2017 was 17.7% and 24.9% compared to 21.4% and 22.1% for the quarter and year to date periods in the prior year. The effective tax rate for the current quarter is lower than the comparable period in fiscal 2016 due primarily to the tax benefits from the adoption of ASU 2016-09 discussed in Note 1. The effective tax rate for the year to date period is higher than the comparable period in fiscal 2016 primarily due to a lower percentage impact of period tax benefits and a shift in the geographic mix of income. The six month period included period tax benefits of $3.5 million primarily related to the adoption of the ASU 2016-09 partially offset by the expense to revalue the France deferred tax assets due to the law change that reduced the future corporate income tax rate in France. The comparable period in the prior year included period tax benefits of $2.0 million primarily related to the retroactive reinstatement of the research credit.

In December 2016, the French parliament approved the Finance Act for 2017 and the Amended Finance Act for 2016 (the Finance Acts). The tax portion of the bill progressively reduces the corporate income tax rate from 33.3% to 28.0%. The Finance Acts were effective December 30, 2016.

On December 18, 2015, former President Obama signed into law a combined tax and government funding bill (H.R. 2029). The tax portion of the bill, the Protecting Americans from Tax Hikes Act (the PATH Act), extended and made permanent several lapsed business incentives that impact our business, including the extension of bonus depreciation as well as the retroactive and permanent extension of the research tax credit. The research credit had previously expired effective December 31, 2014.

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

Earnings per share are calculated as follows (share information in thousands):

	Quarter Ended March 31		Year to Date Ended March 31
	2017	2016	2017	2016
Net income attributable to common shareholders	$34.4	$22.3	$58.2	$27.1

Average shares outstanding - Basic	65,462	65,331	65,473	65,264
Add potential effect of exercise of stock options and other unvested equity awards	1,670	1,051	1,584	1,100
Average shares outstanding - Diluted	67,132	66,382	67,057	66,364

Net income attributable to common shareholders per common share - Basic	$0.52	$0.34	$0.89	$0.41

Net income attributable to common shareholders per common share - Diluted	$0.51	$0.33	$0.87	$0.41

Shares with anti-dilutive effect excluded from the computation of Diluted EPS	348	625	500	568

Note 11. Common Stock

The stock-based compensation cost that was charged against income, net of tax, for all plans was $4.5 million in both of the quarterly periods ended March 31, 2017 and 2016, and $7.7 million in both of the year to date periods ended March 31, 2017 and 2016.

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

A reconciliation of changes in the warranty reserve for the periods covered in this report is as follows:

	Quarter Ended March 31		Year to Date Ended March 31
	2017	2016	2017	2016
Balance at beginning of period	$26.3	$32.7	$27.5	$32.1
Provision for warranties during the period	3.7	1.8	6.3	7.8
Warranty reserves acquired	1.9	—	1.9	—
Warranty claims during the period	(4.5)	(5.7)	(8.3)	(11.1)
Balance at end of period	$27.4	$28.8	$27.4	$28.8

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

	Quarter Ended March 31		Year to Date Ended March 31
	2017	2016	2017	2016
Revenue:
Patient Support Systems	$362.9	$352.2	$698.1	$693.9
Front Line Care	211.0	185.3	412.8	405.5
Surgical Solutions	105.0	95.1	205.4	194.4
Total revenue	$678.9	$632.6	$1,316.3	$1,293.8

Divisional income:
Patient Support Systems	$63.3	$58.9	$111.3	$103.0
Front Line Care	51.3	42.9	103.9	95.7
Surgical Solutions	9.3	10.4	17.3	20.3

Other operating costs:
Non-allocated operating costs, administrative costs, and other	57.2	51.7	104.0	122.6
Special charges	3.1	10.7	8.9	17.8
Operating profit	63.6	49.8	119.6	78.6

Interest expense	(21.9)	(22.7)	(41.4)	(45.2)
Investment income and other, net	(0.4)	1.0	(1.6)	0.5
Income before income taxes	$41.3	$28.1	$76.6	$33.9

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

Results of Operations

In this section, we provide an overview of our results of operations. We disclose segment information that is consistent with the way in which management operates and views the business. During our first quarter of fiscal 2017, we changed our segment reporting to reflect changes in our organizational structure and management’s operation and view of the business. We combined the prior year North America Patient Support Systems segment and International Patient Support Systems segment into a new segment called Patient Support Systems. The prior year segment information included in this Form 10-Q has been updated to reflect these changes. Our revised operating structure contains the following reporting segments:

•	Patient Support Systems – globally sells and rents our specialty frames and surfaces and mobility solutions, as well as our clinical workflow solutions.

•
Front Line Care – globally sells and rents respiratory care products, and sells medical diagnostic equipment and a diversified portfolio of devices that assess, diagnose, treat, and manage a wide variety of illnesses and diseases.

•	Surgical Solutions – globally sells our surgical products.

Net Revenue

					U.S.	OUS
	Quarter Ended March 31		Change As Reported	Constant Currency	Change As Reported	Change As Reported	Constant Currency
	2017	2016
Revenue:
Product sales and service	$579.6	$529.3	9.5%	10.5%	8.2%	12.0%	14.8%
Rental revenue	99.3	103.3	(3.9)%	(3.4)%	(3.2)%	(9.0)%	(4.9)%
Total revenue	$678.9	$632.6	7.3%	8.2%	5.8%	10.6%	13.5%

Revenue:
Patient Support Systems	$362.9	$352.2	3.0%	3.8%	1.8%	6.4%	9.2%
Front Line Care	211.0	185.3	13.9%	14.5%	11.1%	20.7%	22.8%
Surgical Solutions	105.0	95.1	10.4%	12.4%	13.0%	7.8%	11.8%
Total revenue	$678.9	$632.6	7.3%	8.2%	5.8%	10.6%	13.5%

OUS - Outside of the U.S.

					U.S.	OUS
	Year to Date Ended March 31		Change As Reported	Constant Currency	Change As Reported	Change As Reported	Constant Currency
	2017	2016
Revenue:
Product sales and service	$1,121.5	$1,094.4	2.5%	3.4%	4.6%	(1.4)%	1.2%
Rental revenue	194.8	199.4	(2.3)%	(1.8)%	(1.5)%	(8.5)%	(3.8)%
Total revenue	$1,316.3	$1,293.8	1.7%	2.6%	3.4%	(1.8)%	0.9%

Revenue:
Patient Support Systems	$698.1	$693.9	0.6%	1.4%	2.3%	(3.9)%	(1.1)%
Front Line Care	412.8	405.5	1.8%	2.3%	2.5%	—%	1.6%
Surgical Solutions	205.4	194.4	5.7%	7.7%	11.5%	0.1%	4.1%
Total revenue	$1,316.3	$1,293.8	1.7%	2.6%	3.4%	(1.8)%	0.9%

OUS - Outside of the U.S.

Consolidated Revenue

Product sales and service revenue increased 9.5% and 2.5% on a reported basis or 10.5% and 3.4% on a constant currency basis for the three and six months ended March 31, 2017. This was due primarily to growth in the U.S. across all segments for the three and six month periods and strong second quarter OUS growth. Product sales and service revenue was also impacted by our acquisition of Mortara in February 2017.

Rental revenue decreased 3.9% and 2.3% on a reported or 3.4% and 1.8% on a constant currency basis for the three and six months ended March 31, 2017, primarily due to volume declines.

Business Segment Revenue

Patient Support Systems revenue increased 3.0% and 0.6% on a reported basis and 3.8% and 1.4% on a constant currency basis for the three and six months ended March 31, 2017 compared to prior year, primarily due to an increase in U.S. revenue and second quarter growth in most OUS regions. The increase was partially offset by declines in Asia Pacific, the impact of lower rental revenue and lower revenue from businesses we recently divested or may divest.

Front Line Care revenue increased 13.9% and 1.8% on a reported basis and 14.5% and 2.3% on a constant currency basis for the three and six months ended March 31, 2017 compared to the prior year, primarily due to strong second quarter growth in the U.S. and OUS regions from our Welch Allyn business, as well as an additional $12.9 million revenue from our Mortara acquisition.

Surgical Solutions revenue increased 10.4% and 5.7% on a reported basis and 12.4% and 7.7% on a constant currency basis for the three and six months ended March 31, 2017 compared to the prior year, mainly due to new product growth in the U.S. and strong second quarter OUS growth across most regions.

Gross Profit

	Quarter Ended March 31		Year to Date Ended March 31
	2017	2016	2017	2016
Gross Profit
Product sales and service	$273.9	$250.0	$527.4	$492.0
Percent of Related Revenue	47.3%	47.2%	47.0%	45.0%

Rental	50.5	54.2	99.6	102.9
Percent of Related Revenue	50.9%	52.5%	51.1%	51.6%

Total Gross Profit	$324.4	$304.2	$627.0	$594.9
Percent of Total Revenue	47.8%	48.1%	47.6%	46.0%

Product sales and service gross margin remained relatively flat for the three months ended March 31, 2017 and increased 200 basis points for the six months ended March 31, 2017, primarily due to the prior year $19.5 million impact of the inventory step-up associated with the Welch Allyn acquisition compared to the current year $0.9 million impact of inventory step-up associated with the Mortara acquisition. Excluding these items, product sales and service gross margin increased 50 basis points for the three and six months ended March 31, 2017, primarily due to supply chain improvements and product mix.

Rental gross margin decreased 160 and 50 basis points for the three and six months ended March 31, 2017 compared to the prior year due to reduced leverage of our fleet and field service infrastructure due to lower revenue.

Operating Expenses

	Quarter Ended March 31		Year to Date Ended March 31
	2017	2016	2017	2016
Research and development expenses	$35.3	$34.3	$67.3	$67.9
Percent of Total Revenue	5.2%	5.4%	5.1%	5.2%

Selling and administrative expenses	$222.4	$209.4	$431.2	$430.6
Percent of Total Revenue	32.8%	33.1%	32.8%	33.3%

Research and development expenses increased 2.9% and decreased 0.9% for the three and six months ended March 31, 2017 compared to the prior year, primarily due to timing of projects.

As a percentage of total revenue, selling and administrative expenses decreased during the quarter and year to date periods compared to the prior year. Selling and administrative expenses for the three and six months ended March 31, 2017 include acquisition-related intangible asset amortization and acquisition and integration costs of $33.8 million and $65.2 million. Selling and administrative expenses for the three and six months ended March 31, 2016 include acquisition-related intangible asset amortization and acquisition and integration costs of $28.2 million and $58.7 million. Excluding these items, selling and administrative expenses decreased 80 and 90 basis points as a percentage of revenue as a result of disciplined cost management for the quarter and year to date periods.

Business Segment Divisional Income

	Quarter Ended March 31		Change As Reported	Year to Date Ended March 31		Change As Reported
	2017	2016		2017	2016
Divisional income:
Patient Support Systems	$63.3	$58.9	7.5%	$111.3	$103.0	8.1%
Front Line Care	51.3	42.9	19.6%	103.9	95.7	8.6%
Surgical Solutions	9.3	10.4	(10.6)%	17.3	20.3	(14.8)%

Refer to Note 13 of our Condensed Consolidated Financial Statements for a description of how divisional income is determined.

Patient Support Systems divisional income increased 7.5% and 8.1% for the three and six months ended March 31, 2017 compared to the prior year, primarily due to lower operating expenses and an increase in margins from product mix and supply chain improvements.

Front Line Care divisional income increased 19.6% and 8.6% for the three and six months ended March 31, 2017 compared to the prior year as a result of lower operating costs and higher margins.

Surgical Solutions divisional income decreased 10.6% and 14.8% for the three and six months ended March 31, 2017 compared to the prior year, primarily due to increased selling and administrative expenses and lower margins due to increases in supply chain costs.

Special Charges and Other

	Quarter Ended March 31		Year to Date Ended March 31
	2017	2016	2017	2016
Special charges	$3.1	$10.7	$8.9	$17.8

Interest expense	$(21.9)	$(22.7)	$(41.4)	$(45.2)
Investment income and other, net	$(0.4)	$1.0	$(1.6)	$0.5

In connection with various organizational changes implemented to improve our business alignment and cost structure, we recognized special charges of $3.1 million and $10.7 million for the quarters ended March 31, 2017 and 2016, and $8.9 million and $17.8 million for the year to date periods ended March 31, 2017 and 2016. These charges relate to the initiatives described in Note 8 of our Condensed Consolidated Financial Statements.

Interest expense was lower in the quarter and year to date periods ended March 31, 2017 mainly due to the terms of our Senior Credit Agreement. The lower interest expense in the three month period was partially offset by the interest expense on our private offering of $300.0 million of senior unsecured notes. See Note 5 of our Condensed Consolidated Financial Statements for additional information.

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

	Quarter Ended March 31, 2017				Quarter Ended March 31, 2016
	Operating Margin[1]	Income Before Income Taxes	Income Tax Expense	Diluted EPS	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS
GAAP Basis	9.4%	$41.3	$7.3	$0.51	7.9%	$28.1	$6.0	$0.33
Adjustments:
Acquisition and integration costs	1.1%	7.2	3.4	0.06	0.7%	4.4	1.4	0.05
Acquisition-related intangible asset amortization	3.9%	26.6	9.0	0.26	3.8%	23.8	8.2	0.24
Field corrective actions	0.1%	0.5	(0.1)	0.01	(0.2)%	(1.0)	(0.3)	(0.01)
Litigation settlements and expenses	0.1%	0.9	0.3	0.01	—%	—	—	—
Special charges	0.5%	3.1	0.9	0.03	1.7%	10.7	3.8	0.10
Adjusted Basis	15.0%	$79.6	$20.8	$0.88	13.9%	$66.0	$19.1	$0.71
[1] Total does not add due to rounding

	Year to Date Ended March 31, 2017				Year to Date Ended March 31, 2016
	Operating Margin[1]	Income Before Income Taxes	Income Tax Expense	Diluted EPS	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS[1]
GAAP Basis	9.1%	$76.6	$19.1	$0.87	6.1%	$33.9	$7.5	$0.41
Adjustments:
Acquisition and integration costs	1.0%	13.2	5.6	0.11	2.3%	30.2	9.0	0.32
Acquisition-related intangible asset amortization	4.0%	52.1	17.3	0.52	3.7%	48.0	16.5	0.47
Field corrective actions	—%	0.5	(0.1)	0.01	—%	0.1	(0.1)	—
Litigation settlements and expenses	0.1%	0.9	0.3	0.01	—%	—	—	—
Special charges	0.7%	8.9	2.8	0.09	1.4%	17.8	5.8	0.18
Foreign tax law change	—%	—	(2.2)	0.03	—%	—	—	—
Gain on disposition	—%	(1.0)	(0.4)	(0.01)	—%	—	—	—
Adjusted Basis	14.8%	$151.2	$42.4	$1.63	13.5%	$130.0	$38.7	$1.39
[1] Total does not add due to rounding

The effective tax rate for the quarter and year to date periods ended March 31, 2017 was 17.7% and 24.9% compared to 21.4% and 22.1% for the quarter and year to date periods in the prior year. The effective tax rate for the current quarter is lower than the comparable period in fiscal 2016 due primarily to the tax benefits from the adoption of ASU 2016-09 discussed in Note 1. The effective tax rate for the year to date period is higher than the comparable period in fiscal 2016 primarily due to a lower percentage impact of period tax benefits and a shift in the geographic mix of income. The six month period included period tax benefits of $3.5 million primarily related to the adoption of the ASU 2016-09 partially offset by the expense to revalue the France deferred tax assets due to the law change that reduced the future corporate income tax rate in France. The comparable period in the prior year included period tax benefits of $2.0 million primarily related to the retroactive reinstatement of the research credit.

The adjusted effective tax rates for the three and six months ended March 31, 2017 was 26.1% and 28.0% compared to 28.9% and 29.8% for the comparable period in the prior year. The lower adjusted tax rates in both current and comparable periods is due primarily to period tax items related to the adoption of ASU 2016-09.

Diluted earnings per share increased 54.5% and 112.2% on a reported basis and 23.9% and 17.3% on an adjusted basis for the three and six months ended March 31, 2017.

Liquidity and Capital Resources

	Year to Date Ended March 31
	2017	2016
Cash Flows Provided By (Used In):
Operating activities	$126.4	$87.5
Investing activities	(346.9)	(43.6)
Financing activities	211.7	(79.3)
Effect of exchange rate changes on cash	(4.7)	0.2
Decrease in Cash and Cash Equivalents	$(13.5)	$(35.2)

Operating Activities

Cash provided by operating activities was driven primarily by net income, adjusted for the non-cash effects of depreciation, amortization, and stock compensation expense, along with the collections of high year-end receivables. These sources of cash were partially offset by the payout of performance-based compensation related to our 2016 fiscal year and other working capital activities. Cash provided by operating activities increased $38.9 million compared to the prior year due primarily to higher net income and changes in working capital activities.

Investing Activities

Cash used in investing activities increased $303.3 million compared to the prior year, primarily due to our acquisition of Mortara in the second quarter of fiscal 2017, partially offset by proceeds on the sale of property, plant and equipment and our architectural products business. See Note 3 of our Condensed Consolidated Financial Statements for additional information on our acquisition of Mortara.

Financing Activities

Cash provided by financing activities increased $291.0 million primarily due to our private offering of $300.0 million of senior unsecured notes and lower debt repayments compared to the prior year, partially offset by $30.0 million of share repurchases in the open market during the first quarter of fiscal 2017. During the year to date period, payments of long term debt totaled $36.6 million, while net borrowings decreased $7.8 million on our revolving credit facility. See Note 5 of our Condensed Consolidated Financial Statements for additional information on our financing agreements.

Other Liquidity Matters

In February 2017, the Company entered into $300.0 million of senior unsecured notes maturing February 2025 for purposes of financing the Mortara acquisition. These notes bear interest at a fixed rate of 5.00% annually. We also have outstanding senior unsecured notes of $425.0 million maturing in September 2023 that bear interest at a fixed rate of 5.75% annually (collectively, the "Senior Notes"). These Senior Notes were issued at par in a private placement offering and are not registered securities on any public market. All of the notes were outstanding as of March 31, 2017. We are not required to make any mandatory redemption or sinking fund payments with respect to the Senior Notes, other than in certain circumstances such as a change in control or material sale of assets. We may redeem the 5.75% and 5.00% notes prior to maturity, but doing so prior to September 1, 2021 and February 15, 2020 would require payment of a premium on any amounts redeemed, the amount of which varies based on the timing of the redemption. The indentures governing the Senior Notes contain certain covenants which impose limitations on the amount of dividends we may pay and the amount of common shares we may repurchase in the open market, but we do not expect these covenants to affect our current dividend policy or open share repurchase program. The terms of these indentures also impose certain restrictions on the amount and type of additional indebtedness we may obtain in the future, as well as the types of liens and guarantees we may provide.

In September 2016, the Company entered into an amended and restated senior credit agreement ("Senior Credit Agreement") for purposes of refinancing our credit facilities (originally entered into as part of the Welch Allyn acquisition) and funding the payoff of our then outstanding senior secured Term Loan B facility. The amended and restated senior credit agreement consisted of two facilities as follows:

•	$1,462.5 million senior secured Term Loan A facility (“TLA Facility”), maturing in September 2021

•	Revolving Credit Facility, providing borrowing capacity of up to $700.0 million, maturing in September 2021

The TLA Facility and Revolving Credit Facility (collectively, the “Senior Secured Credit Facilities”) bear interest at variable rates which are currently less than 3.0%. These interest rates are based primarily on the London Interbank Offered Rate ("LIBOR"), but under certain conditions could also be based on the U.S. Federal Funds Rate or the U.S. Prime Rate, at our option. The TLA Facility requires minimum principal payments of $73.1 million in fiscal 2017, $109.7 million in fiscal 2018, and $146.3 million annually thereafter, with the remaining unpaid principal balance due at maturity. We are able to voluntarily prepay outstanding loans under the TLA Facility at any time. During the year to date period ended March 31, 2017, we made required minimum payments of $36.6 million on the TLA Facility.

At March 31, 2017, there were $228.0 million of borrowings on the Revolving Credit Facility, and available borrowing capacity was $464.4 million after giving effect to $7.6 million of outstanding standby letters of credit. The availability of borrowings under our Revolving Credit Facility is subject to our ability at the time of borrowing to meet certain specified conditions, including compliance with covenants contained in the Senior Credit Agreement.

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

We were in compliance with all financial covenants under our Senior Credit Agreement and our amended and restated credit agreement as of March 31, 2017.

We also have $43.3 million of unsecured debentures outstanding at various fixed interest rates as of March 31, 2017, classified as long-term in the Condensed Consolidated Balance Sheet.

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

As of March 31, 2017, approximately 66.3% of our cash and cash equivalents were held by our foreign subsidiaries. Portions of this may be subject to U.S. income taxation if repatriated to the U.S., however, because cash and cash equivalents held by our foreign subsidiaries are largely used for operating needs outside the U.S. we have no need to repatriate this cash for other uses. We believe that cash on hand and cash generated from operations, along with amounts available under our Revolving Credit Facility, will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations.

Contractual Obligations and Contingent Liabilities and Commitments

There have not been any significant changes since September 30, 2016 impacting our contractual obligations and contingent liabilities and commitments other than the changes described in Note 5 of our Condensed Consolidated Financial Statements.

Critical Accounting Policies

Our accounting policies require management to make significant estimates and assumptions using information available at the time the estimates are made. Such estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenue, and expenses. If future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be affected. A detailed description of our accounting policies is included in Note 1 of our Condensed Consolidated Financial Statements and the Critical Accounting Policies Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2016 Form 10-K. There have been no material changes to such policies since September 30, 2016.

For a further summary of certain accounting policies and estimates and recently issued accounting pronouncements applicable to us, see Note 1 of our Condensed Consolidated Financial Statements in this Form 10-Q.

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

Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions. At March 31, 2017, the notional amount of open foreign exchange contracts was $30.5 million. These contracts were in a net liability position with an aggregate fair value of $0.6 million. The maximum length of time over which we hedge transaction exposures is generally 15 months. Derivative gains/(losses), initially reported as a component of Accumulated Other Comprehensive Loss, are reclassified to earnings in the period when the transaction affects earnings.

We are exposed to market risk from fluctuations in interest rates. We sometimes manage our exposure to interest rate fluctuations through the use of interest rate swaps (cash flow hedges). As of March 31, 2017, we had nine interest rate swap agreements, with notional amounts of $750.0 million, in aggregate, to hedge the variability of cash flows associated with a portion of the variable interest rate payments for the period December 2016 to September 2021 on the Senior Secured Credit Facilities. The interest rate swaps have effective start dates ranging between December 31, 2016 and September 8, 2020 and were designated as cash flow hedges. At March 31, 2017, these swaps were in a net asset position with an aggregate fair value of $11.5 million. We classify fair value measurements on our interest rate swaps as Level 2, as described in Note 1.

For additional information on market risks related to our pension plan assets, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2016 Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

Our management, with the supervision and participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2017.

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

Refer to Note 14 of our Condensed Consolidated Financial Statements in this Form 10-Q for further information on our legal proceedings.

Item 1A.	RISK FACTORS

For information regarding the risks we face, see the discussion under “Item 1A. Risk Factors” in our 2016 Form 10-K for the year ended September 30, 2016. There have been no material changes to the risk factors described in that report.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (2)
January 1, 2017 - January 31, 2017	834	$57.68	—	$34.7
February 1, 2017 - February 28, 2017	614	$66.39	—	$34.7
March 1, 2017 - March 31, 2017	209	$69.74	—	$34.7
Total	1,657		—

(1)	Shares purchased during the quarter ended March 31, 2017 were in connection with employee payroll tax withholding for restricted and deferred stock distributions.

(2)
In September 2013, the Board approved an expansion of its previously announced share repurchase authorization to a total of $190.0 million. As of March 31, 2017, a cumulative total of $155.3 million has been used under this existing authorization. The plan does not have an expiration date and currently there are no plans to terminate this program in the future. However, we do not expect to make additional purchases under this program in fiscal 2017.

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

HILL-ROM HOLDINGS, INC.
(Registrant)

DATE: April 28, 2017	By:	/s/ Steven J. Strobel
	Name: Title:	Steven J. Strobel Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)