Form 10-Q
period 2017-06-30
Hill-Rom Holdings, Inc.
filed 2017-07-28
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)
☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
OR
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
Common Stock, without par value – 65,880,728 shares as of July 24, 2017.

HILL-ROM HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Quarter Ended June 30		Year to Date Ended June 30
	2017	2016	2017	2016
Net Revenue
Product sales and service	$593.1	$556.0	$1,714.6	$1,650.4
Rental revenue	96.0	99.4	290.8	298.8
Total revenue	689.1	655.4	2,005.4	1,949.2

Cost of Revenue
Cost of goods sold	311.5	293.6	905.6	896.0
Rental expenses	46.5	46.4	141.7	142.9
Total cost of revenue	358.0	340.0	1,047.3	1,038.9

Gross Profit	331.1	315.4	958.1	910.3

Research and development expenses	34.9	33.6	102.2	101.5
Selling and administrative expenses	221.0	209.9	652.2	640.5
Special charges (Note 8)	34.8	13.7	43.7	31.5

Operating Profit	40.4	58.2	160.0	136.8

Interest expense	(23.8)	(23.0)	(65.2)	(68.2)
Investment income and other, net	(0.5)	0.1	(2.1)	0.6

Income Before Income Taxes	16.1	35.3	92.7	69.2

Income tax expense (benefit) (Note 9)	10.4	(9.7)	29.5	(2.2)

Net Income	5.7	45.0	63.2	71.4

Less: Net loss attributable to noncontrolling interests	(0.3)	(0.3)	(1.0)	(1.0)

Net Income Attributable to Common Shareholders	$6.0	$45.3	$64.2	$72.4

Net Income Attributable to Common Shareholders per Common Share - Basic	$0.09	$0.69	$0.98	$1.11

Net Income Attributable to Common Shareholders per Common Share - Diluted	$0.09	$0.68	$0.95	$1.09

Dividends per Common Share	$0.18	$0.17	$0.53	$0.50

Average Common Shares Outstanding - Basic (thousands) (Note 10)	65,795	65,406	65,567	65,300

Average Common Shares Outstanding - Diluted (thousands) (Note 10)	67,688	66,552	67,300	66,402
See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Quarter Ended June 30		Year to Date Ended June 30
	2017	2016	2017	2016
Net Income	$5.7	$45.0	$63.2	$71.4

Other Comprehensive Income, net of tax (Note 7):

Available-for-sale securities and hedges	(2.4)	(3.3)	7.6	(5.0)
Foreign currency translation adjustment	38.1	(20.1)	12.6	(17.7)
Change in pension and postretirement defined benefit plans	0.6	0.9	2.7	2.2
Total Other Comprehensive Income (Loss), net of tax	36.3	(22.5)	22.9	(20.5)

Total Comprehensive Income	42.0	22.5	86.1	50.9

Less: Comprehensive loss attributable to noncontrolling interests	(0.3)	(0.3)	(1.0)	(1.0)

Total Comprehensive Income Attributable to Common Shareholders	$42.3	$22.8	$87.1	$51.9

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In millions)

	June 30, 2017	September 30, 2016
ASSETS
Current Assets
Cash and cash equivalents	$243.2	$232.2
Trade accounts receivable, net of allowances (Note 2)	519.4	515.1
Inventories (Note 2)	268.1	252.0
Other current assets	80.8	82.8
Total current assets	1,111.5	1,082.1

Property, plant and equipment, net (Note 2)	354.8	350.0
Goodwill (Note 4)	1,751.6	1,584.4
Other intangible assets and software, net (Note 2)	1,170.2	1,143.3
Deferred income taxes (Notes 1 and 9)	42.7	43.1
Other assets	53.3	59.5
Total Assets	$4,484.1	$4,262.4

LIABILITIES
Current Liabilities
Trade accounts payable	$143.5	$136.0
Short-term borrowings (Note 5)	187.4	210.1
Accrued compensation	119.1	127.0
Accrued product warranties (Note 12)	26.9	27.5
Accrued rebates	39.8	40.8
Other current liabilities	116.0	120.9
Total current liabilities	632.7	662.3

Long-term debt (Note 5)	2,151.5	1,938.4
Accrued pension and postretirement benefits (Note 6)	99.6	99.0
Deferred income taxes (Notes 1 and 9)	270.2	287.8
Other long-term liabilities	38.9	39.0
Total Liabilities	3,192.9	3,026.5

Commitments and Contingencies (Note 14)

SHAREHOLDERS' EQUITY
Common Stock (Note 2)	4.4	4.4
Additional paid-in capital	587.0	575.9
Retained earnings	1,618.7	1,589.7
Accumulated other comprehensive loss (Note 7)	(146.2)	(169.1)
Treasury stock, at cost (Note 2)	(780.4)	(773.7)
Total Shareholders' Equity Attributable to Common Shareholders	1,283.5	1,227.2
Noncontrolling interests	7.7	8.7
Total Shareholders' Equity	1,291.2	1,235.9
Total Liabilities and Shareholders' Equity	$4,484.1	$4,262.4
See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)	Year to Date Ended June 30
	2017	2016
Operating Activities
Net income	$63.2	$71.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	60.5	71.9
Amortization	15.3	12.9
Acquisition-related intangible asset amortization	80.2	72.1
Provision for deferred income taxes	(23.3)	(7.9)
Loss on disposal of property, equipment leased to others, intangible assets, and impairments	23.5	1.4
Gain on sale of businesses	(1.0)	—
Stock compensation	17.5	18.1
Excess tax benefits from employee stock plans	—	(1.3)
Change in working capital excluding cash, current debt, acquisitions and dispositions:
Trade accounts receivable	13.7	33.5
Inventories	(1.8)	11.8
Other current assets	13.2	16.5
Trade accounts payable	1.0	(15.3)
Accrued expenses and other liabilities	(29.9)	(79.0)
Other, net	7.6	(0.7)
Net cash provided by operating activities	239.7	205.4
Investing Activities
Capital expenditures and purchases of intangible assets	(73.8)	(60.7)
Proceeds on sale of property and equipment leased to others	13.7	1.5
Payment for acquisition of businesses, net of cash acquired	(311.4)	—
Proceeds on sale of businesses	4.5	0.5
Other	(2.1)	(1.6)
Net cash used in investing activities	(369.1)	(60.3)
Financing Activities
Proceeds from borrowings on long-term debt	300.0	2.5
Payment of long-term debt	(54.9)	(109.9)
Borrowings on Revolving Credit Facility	108.0	20.0
Payments on Revolving Credit Facility	(248.8)	(20.0)
Borrowings on Securitization Program	101.3	—
Payments on Securitization Program	(14.5)	—
Debt issuance costs	(5.1)	—
Purchase of noncontrolling interest of former joint venture	—	(0.4)
Payment of cash dividends	(34.8)	(32.6)
Proceeds on exercise of stock options	17.5	3.8
Proceeds from stock issuance	3.5	2.7
Excess tax benefits from employee stock plans	—	1.3
Treasury stock acquired	(34.3)	(3.5)
Net cash provided by (used in) financing activities	137.9	(136.1)
Effect of exchange rate changes on cash	2.5	(2.2)
Net Cash Flows	11.0	6.8
Cash and Cash Equivalents:
At beginning of period	232.2	192.8
At end of period	$243.2	$199.6
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

As of June 30, 2017, we had $36.1 million of valuation allowances on deferred tax assets, on a tax-effected basis, primarily related to state tax credit carryforwards that are not expected to be utilized and foreign operating loss carryforwards and other tax attributes. We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances.

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

Dispositions

During the third quarter of fiscal 2017, we entered into an agreement to sell our Völker business and recorded an after-tax loss of $26.8 million in Special charges, which includes (i) impairment charges of $25.4 million relating mainly to non-cash write-downs of long-lived assets and working capital associated with the Völker brand portfolio; and (ii) transaction related costs of approximately $1.4 million. We do not expect the impairment related to the disposition to be tax deductible. The transaction is subject to certain regulatory approvals and other customary closing conditions. The Völker business is part of our Patient Support Systems segment and we expect to close the transaction and incur additional transaction related costs during our fiscal fourth quarter.

During the first quarter of fiscal 2017, we sold our Architectural Products business for $4.5 million in cash proceeds and recorded an immaterial gain in Investment income and other, net.

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718), “Improvements to Employee Share-Based Payment Accounting.” During the first quarter of fiscal 2017, we elected to early adopt ASU 2016-09, as permitted. Under ASU 2016-09, the tax effects of stock compensation will be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards will be treated as discrete items in the reporting period in which they occur. Amendments related to accounting for excess tax benefits have been adopted prospectively, resulting in recognition of excess tax benefits against income tax expense rather than additional paid-in capital of $1.3 million and $5.6 million in the three and nine months ended June 30, 2017. As a result of the adoption, we did not record an adjustment to retained earnings as we did not have net operating loss carryforwards attributable to excess tax benefits on stock compensation that had not been previously recognized to additional paid-in capital. Excess tax benefits for share-based payments are now included as net operating activities rather than net financing activities. The changes have been applied prospectively in accordance with the ASU and prior periods have not been adjusted. Cash paid by an employer when directly withholding shares for tax withholding purposes will continue to be classified as financing activities. We elected not to change our accounting policy for forfeitures. The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). From the lessee’s perspective, the new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor’s perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor does not convey risks and rewards or control, an operating lease results. ASU 2016-02 is effective for our first quarter of fiscal 2020. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently in the process of evaluating the impact of the amended guidance on our Consolidated Financial Statements.

Except as noted above, there have been no significant changes to our assessment of the impact of recently issued accounting standards included in Note 1 of our Consolidated Financial Statements in our 2016 Form 10-K.

Note 2. Supplementary Balance Sheet Information

	June 30, 2017	September 30, 2016
Allowance for possible losses and discounts on trade receivables	$28.2	$26.8

Inventories:
Finished products	$144.5	$124.2
Raw materials and work in process	123.6	127.8
Total inventory	$268.1	$252.0

Accumulated depreciation of property, plant and equipment	$615.9	$611.8

Accumulated amortization of software and other intangible assets	$480.8	$398.3

Preferred stock, without par value:
Shares authorized	1,000,000	1,000,000
Shares issued	None	None

Common stock, without par value:
Shares authorized	199,000,000	199,000,000
Shares issued	88,457,634	88,457,634
Shares outstanding	65,879,595	65,705,253

Treasury shares	22,578,039	22,752,381

Note 3. Acquisitions

Mortara Instrument

On February 14, 2017, we completed the acquisition of Mortara Instrument, Inc. (“Mortara”) for consideration of $330.0 million in cash ($311.2 million, net of cash acquired), primarily financed through a private offering of $300.0 million of senior unsecured notes (see Note 5 of our Condensed Consolidated Financial Statements). Mortara provides a portfolio of diagnostic cardiology devices designed to serve the full continuum of clinical care, from acute care to primary care and clinical research organizations.

The results of Mortara are included in the Condensed Consolidated Financial Statements since the date of acquisition. The impact to reported revenue and net income was not significant. The impact to our year to date revenue and net income on an unaudited proforma basis, as if the Mortara acquisition had been consummated at the beginning of our fiscal 2016 year, would not have been significant.

The following summarizes the preliminary estimate of the fair value of assets acquired and liabilities assumed at the date of the Mortara acquisition. During the third quarter of fiscal 2017, we made certain adjustments to the opening balance sheet as of the acquisition date which were insignificant. The fair value of assets acquired and liabilities assumed are still considered to be preliminary and are subject to further adjustments.

Amount
Trade receivables	$16.4
Inventory	21.3
Other current assets	2.8
Property, plant and equipment	18.1
Goodwill	165.5
Trade names (7-year weighted average useful life)	15.8
Customer relationships (8-year useful life)	37.8
Developed technology (7-year useful life)	53.6
Other noncurrent assets	3.8
Current liabilities	(22.6)
Noncurrent liabilities	(1.3)
Total purchase price, net of cash acquired	$311.2

Goodwill in connection with the Mortara acquisition was allocated entirely to our Front Line Care segment. The preliminary fair value attributes a majority of the goodwill to the acquired U.S. operations which is deductible for tax purposes.

Tridien Medical

On September 21, 2016, we acquired all of the outstanding shares of Anodyne Medical Device, Inc., known as Tridien Medical (“Tridien”) for a purchase price of $26.0 million, net of cash acquired. Tridien develops, manufactures and markets support surfaces and patient positioning devices. We funded the transaction primarily with borrowings under our Senior Secured Revolving Credit Facility (“Revolving Credit Facility”). The preliminary fair value of assets acquired included $10.6 million of working capital consisting primarily of inventories and accounts receivable, $6.7 million of goodwill and $6.3 million of acquisition-related intangible assets. The results of Tridien are included in the Condensed Consolidated Financial Statements since the date of acquisition. Goodwill in connection with the Tridien acquisition was allocated entirely to our Patient Support Systems segment and is not deductible for tax purposes.

During the first quarter of fiscal 2017, we made certain adjustments to the opening balance sheet as of the acquisition date which were insignificant. These results remain preliminary and are subject to customary true-up provisions in the purchase agreement and other fair value adjustments.

Note 4. Goodwill and Indefinite-Lived Intangible Assets

The following summarizes goodwill activity by reportable segment:

	Patient Support Systems	Front Line Care	Surgical Solutions	Total
Balances at September 30, 2016
Goodwill	$544.1	$1,205.5	$307.6	$2,057.2
Accumulated impairment losses	(472.8)	—	—	(472.8)
Goodwill, net at September 30, 2016	71.3	1,205.5	307.6	1,584.4

Changes in Goodwill during the period:
Goodwill related to acquisitions	(1.2)	165.5	—	164.3
Currency translation effect	0.5	1.5	0.9	2.9

Balances at June 30, 2017
Goodwill	543.4	1,372.5	308.5	2,224.4
Accumulated impairment losses	(472.8)	—	—	(472.8)
Goodwill, net at June 30, 2017	$70.6	$1,372.5	$308.5	$1,751.6

As discussed in Note 13, we operate in three reportable business segments. Goodwill impairment testing is performed at the reporting unit level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded and is reallocated as necessary based on the restructuring of reporting units over time. Once goodwill is assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.

Testing for impairment must be performed annually, or on an interim basis upon the occurrence of a triggering event or change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The annual evaluation of goodwill performed during the third quarter of fiscal 2017 and 2016 did not result in any impairments.

Indefinite-lived intangible assets

We have various indefinite-lived intangible assets representing trade names with a carrying value of $466.9 million as of June 30, 2017 and September 30, 2016. Testing for impairment must be performed annually, or on an interim basis upon the occurrence of a triggering event or change in circumstances that would more likely than not reduce the fair value of an indefinite-lived intangible asset below its carrying amount. The annual evaluation of indefinite-lived intangible assets performed during the third quarter of fiscal 2017 and 2016 did not result in impairment.

Note 5. Financing Agreements

Total debt consists of the following:

	June 30, 2017	September 30, 2016
Revolving credit facilities	$95.0	$235.8
Current portion of long-term debt	100.5	73.2
Senior secured Term Loan A, long-term portion	1,293.1	1,372.3
Senior unsecured 5.75% notes due on September 1, 2023	419.7	419.1
Senior unsecured 5.00% notes due on February 14, 2025	295.6	—
Unsecured 7.00% debentures due on February 15, 2024	13.6	13.7
Unsecured 6.75% debentures due on December 15, 2027	29.6	29.6
Securitization Program	86.8	—
Other	5.0	4.8
Total debt	2,338.9	2,148.5
Less Short-term borrowings	187.4	210.1
Total Long-term debt	$2,151.5	$1,938.4

In May 2017, we entered into a 364-day $110.0 million accounts receivable securitization program (the “Securitization Program”) with certain financial institutions. Under the terms of the Securitization Program, certain of our accounts receivable secure the amounts borrowed and cannot be used to pay our other debts or liabilities. The amount that we may borrow at a given point in time is determined based on the amount of qualifying accounts receivable that are present at such point in time. As of June 30, 2017, $86.8 million was borrowed under the Securitization Program. Borrowings outstanding under the Securitization Program bear interest at LIBOR plus the applicable margin of 0.675% and are included as a component of Short-term borrowings, while the accounts receivable securing these obligations remain as a component of Trade accounts receivable, net of allowances in our Condensed Consolidated Balance Sheets.

In addition, the agreement governing the Securitization Program contains various customary affirmative and negative covenants, and customary default and termination provisions. As of June 30, 2017, we were in compliance with these covenants and provisions.

In February 2017, the Company entered into $300.0 million of senior unsecured notes maturing February 2025 for purposes of financing the Mortara acquisition. These notes bear interest at a fixed rate of 5.00% annually. We also have outstanding senior unsecured notes of $425.0 million maturing in September 2023 that bear interest at a fixed rate of 5.75% annually (collectively, the “Senior Notes”). These Senior Notes were issued at par in a private placement offering and are not registered securities on any public market. All of the notes were outstanding as of June 30, 2017. We are not required to make any mandatory redemption or sinking fund payments with respect to the Senior Notes, other than in certain circumstances such as a change in control or material sale of assets. We may redeem the 5.75% and 5.00% notes prior to maturity, but doing so prior to September 1, 2021 and February 15, 2020 would require payment of a premium on any amounts redeemed, the amount of which varies based on the timing of the redemption. The indentures governing the Senior Notes contain certain covenants which impose limitations on the amount of dividends we may pay and the amount of common shares we may repurchase in the open market, but we do not expect these covenants to affect our current dividend policy or open share repurchase program. The terms of these indentures also impose certain restrictions on the amount and type of additional indebtedness we may obtain in the future, as well as the types of liens and guarantees we may provide.

In September 2016, the Company entered into an amended and restated senior credit agreement (“Senior Credit Agreement”) for purposes of refinancing our credit facilities (originally entered into as part of the Welch Allyn acquisition) and funding the payoff of our then outstanding senior secured Term Loan B facility. The Senior Credit Agreement consists of two facilities as follows:

•	$1,462.5 million senior secured Term Loan A facility (“TLA Facility”), maturing in September 2021

•	Revolving Credit Facility, providing borrowing capacity of up to $700.0 million, maturing in September 2021

The TLA Facility and Revolving Credit Facility (collectively, the “Senior Secured Credit Facilities”) bear interest at variable rates which currently approximate 3.0%. These interest rates are based primarily on the London Interbank Offered Rate (“LIBOR”), but under certain conditions could also be based on the U.S. Federal Funds Rate or the U.S. Prime Rate, at our option. The TLA Facility requires minimum principal payments of $73.1 million in fiscal 2017, $109.7 million in fiscal 2018, and $146.3 million annually thereafter, with the remaining unpaid principal balance due at maturity. We are able to voluntarily prepay outstanding loans under the TLA Facility at any time. During the year to date period ended June 30, 2017, we made required minimum payments of $54.8 million on the TLA Facility.

At June 30, 2017, there were $95.0 million of borrowings on the Revolving Credit Facility, and available borrowing capacity was $596.9 million after giving effect to $8.1 million of outstanding standby letters of credit. The availability of borrowings under our Revolving Credit Facility is subject to our ability at the time of borrowing to meet certain specified conditions, including compliance with covenants contained in the Senior Credit Agreement.

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

We were in compliance with all financial covenants under our Senior Credit Agreement as of June 30, 2017.

We are exposed to market risk from fluctuations in interest rates. We sometimes manage our exposure to interest rate fluctuations through the use of interest rate swaps. As of June 30, 2017, we had nine interest rate swap agreements, with notional amounts of $750.0 million, in aggregate, to hedge the variability of cash flows associated with a portion of the variable interest rate payments for the period December 2016 to September 2021 on the Senior Secured Credit Facilities. The interest rate swaps have effective start dates ranging between December 31, 2016 and September 8, 2020 and were designated as cash flow hedges. At June 30, 2017, these swaps were in a net asset position with an aggregate fair value of $8.0 million. We classify fair value measurements on our interest rate swaps as Level 2, as described in Note 1.

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The book values of our short-term debt instruments and Revolving Credit Facility approximate fair value.

The estimated fair values of our long-term debt instruments, including the current portion, are described in the table below:

	June 30, 2017	September 30, 2016
Senior secured Term Loan A	$1,392.9	$1,441.0
Senior unsecured 5.75% notes due on September 1, 2023	449.6	454.0
Senior unsecured 5.00% notes due on February 14, 2025	307.4	—
Unsecured debentures	44.9	45.8
Total debt	$2,194.8	$1,940.8

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

	Quarter Ended June 30		Year to Date Ended June 30
	2017	2016	2017	2016
Service cost	$1.4	$1.3	$4.3	$3.8
Interest cost	2.5	2.8	7.4	8.2
Expected return on plan assets	(3.7)	(3.3)	(11.0)	(9.8)
Amortization of unrecognized prior service cost, net	—	0.1	0.1	0.2
Amortization of net loss	1.5	1.1	4.6	3.4
Net pension expense	$1.7	$2.0	$5.4	$5.8

In addition to defined benefit retirement plans, we also offer two domestic postretirement health care plans, one of which was assumed in the acquisition of Welch Allyn, that provide health care benefits to qualified retirees and their dependents. The plans are closed to new participants and include retiree cost sharing provisions. Annual costs related to these plans are not significant.

We have defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees. The general purpose of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings. Our contributions to the plans are based on eligibility and employee contributions. Expense under these plans was $6.7 million and $6.8 million in each of the quarterly periods ended June 30, 2017 and 2016, and $19.8 million and $20.1 million in the year to date periods ended June 30, 2017 and 2016.

Note 7. Other Comprehensive Income (Loss)

The following table represents the changes in accumulated other comprehensive loss by component:

	Quarter Ended June 30, 2017
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Available-for-sale securities and hedges	$(3.5)	$(0.2)	$(3.7)	$1.3	$(2.4)	$6.9	$(2.4)	$4.5
Foreign currency translation adjustment	37.1	1.0	38.1	—	38.1	(140.7)	38.1	(102.6)
Change in pension and postretirement defined benefit plans	(0.5)	1.5	1.0	(0.4)	0.6	(48.7)	0.6	(48.1)
Total	$33.1	$2.3	$35.4	$0.9	$36.3	$(182.5)	$36.3	$(146.2)

	Quarter Ended June 30, 2016
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Available-for-sale securities and hedges	$(5.5)	$0.4	$(5.1)	$1.8	$(3.3)	$(1.7)	$(3.3)	$(5.0)
Foreign currency translation adjustment	(20.1)	—	(20.1)	—	(20.1)	(90.4)	(20.1)	(110.5)
Change in pension and postretirement defined benefit plans	—	1.1	1.1	(0.2)	0.9	(46.7)	0.9	(45.8)
Total	$(25.6)	$1.5	$(24.1)	$1.6	$(22.5)	$(138.8)	$(22.5)	$(161.3)

	Year to Date Ended June 30, 2017
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Available-for-sale securities and hedges	$13.1	$(0.9)	$12.2	$(4.6)	$7.6	$(3.1)	$7.6	$4.5
Foreign currency translation adjustment	11.6	1.0	12.6	—	12.6	(115.2)	12.6	(102.6)
Change in pension and postretirement defined benefit plans	(0.1)	4.4	4.3	(1.6)	2.7	(50.8)	2.7	(48.1)
Total	$24.6	$4.5	$29.1	$(6.2)	$22.9	$(169.1)	$22.9	$(146.2)

	Year to Date Ended June 30, 2016
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Available-for-sale securities and hedges	$(8.1)	$0.4	$(7.7)	$2.7	$(5.0)	$—	$(5.0)	$(5.0)
Foreign currency translation adjustment	(17.7)	—	(17.7)	—	(17.7)	(92.8)	(17.7)	(110.5)
Change in pension and postretirement defined benefit plans	—	3.2	3.2	(1.0)	2.2	(48.0)	2.2	(45.8)
Total	$(25.8)	$3.6	$(22.2)	$1.7	$(20.5)	$(140.8)	$(20.5)	$(161.3)

The following table represents the items reclassified out of accumulated other comprehensive loss and the related tax effects:

	Quarter Ended June 30
	2017			2016
	Amount reclassified	Tax effect	Net of tax	Amount reclassified	Tax effect	Net of tax
Available-for-sale securities and hedges (a)	$(0.2)	$—	$(0.2)	$0.4	$(0.2)	$0.2
Foreign currency translation adjustment (b)	$1.0	$—	$1.0	$—	$—	$—
Change in pension and postretirement defined benefit plans (c)	$1.5	$(0.5)	$1.0	$1.1	$(0.2)	$0.9

	Year to Date Ended June 30
	2017			2016
	Amount reclassified	Tax effect	Net of tax	Amount reclassified	Tax effect	Net of tax
Available-for-sale securities and hedges (a)	$(0.9)	$0.2	$(0.7)	$0.4	$(0.2)	$0.2
Foreign currency translation adjustment (b)	$1.0	$—	$1.0	$—	$—	$—
Change in pension and postretirement defined benefit plans (c)	$4.4	$(1.6)	$2.8	$3.2	$(1.0)	$2.2

(a) Reclassified from accumulated other comprehensive income (loss) into Investment income and other, net.
(b) Reclassified from accumulated other comprehensive income (loss) into Special charges.
(c) Reclassified from accumulated other comprehensive income (loss) into Cost of goods sold and Selling and administrative expenses. These components are included in the computation of net periodic pension expense.

Note 8. Special Charges

In connection with various organizational changes to improve our business alignment and cost structure, we recognized special charges of $34.8 million and $13.7 million for the quarters ended June 30, 2017 and 2016, and $43.7 million and $31.5 million for the year to date periods ended June 30, 2017 and 2016. These charges are summarized as follows:

Dispositions

During the third quarter of fiscal 2017, we entered into an agreement to sell our Völker business and recorded an after-tax loss of $26.8 million in Special charges, which includes (i) impairment charges of $25.4 million relating mainly to non-cash write-downs of long-lived assets and working capital associated with the Völker brand portfolio; and (ii) transaction related costs of approximately $1.4 million.

During the first quarter of fiscal 2017, we sold our Architectural Products business and recorded special charges of $1.1 million, primarily related to severance.

Integration and Business Realignment
We recently acquired Mortara and Tridien and initiated integration activities to optimize the available synergies of our combined company. Additionally, with the acquisition of Welch Allyn in September 2015, we initiated plans to realign our business structure to facilitate the integration, take full advantage of available synergies, and position our existing businesses to capitalize on opportunities for growth. We also incurred costs, including severance and benefit costs, associated with other business realignment and integration activities. During the quarter and year to date periods ended June 30, 2017, we incurred total integration and business realignment charges of approximately $3.1 million and $5.4 million, of which $1.8 million and $3.2 million were severance and benefit costs. These amounts compare to charges of $4.4 million and $15.2 million during the quarter and year to date periods ended June 30, 2016. We continue to evaluate additional actions related to integration and business realignment and expect additional special charges to be incurred. However, it is not practicable to estimate the amount of these future expected costs until such time as the evaluations are complete.

Site Consolidation
In the third quarter of fiscal 2015, we initiated a plan to streamline our operations and simplify our supply chain by consolidating certain manufacturing and distribution operations (“Site Consolidation”). As part of this action, we have announced the closure of five sites. During the quarter and year to date periods ended June 30, 2017, we recorded total charges of $4.9 million and $14.7 million, related to these efforts, of which $0.4 million and $2.1 million were severance and benefit costs. These amounts compare to charges of $8.1 million and $12.0 million, during the quarter and year to date periods ended June 30, 2016.

During the second quarter of fiscal 2017, we sold our Charleston property for $6.1 million in cash proceeds and recorded a gain of $5.2 million.

Since the inception of the Site Consolidation program through June 30, 2017, we have recognized aggregate special charges of $29.9 million. We continue to evaluate our facilities footprint and expect to incur additional costs with respect to other actions in the future, however, it is not practicable to estimate the amount of these future expected costs until such time as the evaluations are complete.

2014 Global Transformation
During the second quarter of fiscal 2014, we announced a global transformation program focused on improving our cost structure. The domestic portion of this action was completed in fiscal 2015. Part of this program included reducing our European manufacturing capacity and streamlining our global operations by, among other things, executing a back office process transformation program in Europe. The restructuring in Europe is complete and, for the year to date period ended June 30, 2017, resulted in charges of $0.9 million for severance and benefit costs, legal and professional fees, temporary labor, project management, and other administrative functions. These amounts compare to charges of $1.2 million and $4.3 million in the prior year third quarter and year to date periods ended June 30, 2016. Since the inception of the 2014 global transformation program through June 30, 2017, we have recognized aggregate special charges of $43.6 million. We do not expect to incur further costs related to this action.

For all accrued severance and other benefit charges described above, we record restructuring reserves within other current liabilities. The reserve activity for severance and other benefits during the year to date period ended June 30, 2017 was as follows:

Balance at September 30, 2016	$14.7
Expenses	7.3
Cash Payments	(10.4)
Reversals	(0.8)
Balance at June 30, 2017	$10.8

Note 9. Income Taxes

The effective tax rate for the quarter and year to date periods ended June 30, 2017 was 64.6% and 31.8% compared to (27.5)% and (3.2)% for the comparable periods in the prior year. The effective tax rates for the current year are higher than the comparable periods in fiscal 2016 due primarily to the difference in the amount of discrete tax benefits recognized in each period. The tax rates for the quarter and year to date periods were unfavorably impacted by the non-deductible impairment loss related to the agreement to sell our Völker business compared to the large favorable tax benefit of $18.8 million in the prior year related to the release of the valuation allowance on our deferred tax assets in France. The current year to date period also includes period tax benefits of $5.0 million primarily related to the adoption of the ASU 2016-09, as discussed in Note 1, partially offset by the expense to revalue the deferred tax assets due to the law change that reduced the future corporate income tax rate in France. The comparable prior year period included period tax benefits of $21.6 million primarily related to the release of the valuation allowance on our deferred tax assets in France and the retroactive reinstatement of the research credit.

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

Earnings per share are calculated as follows (share information in thousands):

	Quarter Ended June 30		Year to Date Ended June 30
	2017	2016	2017	2016
Net income attributable to common shareholders	$6.0	$45.3	$64.2	$72.4

Average shares outstanding - Basic	65,795	65,406	65,567	65,300
Add potential effect of exercise of stock options and other unvested equity awards	1,893	1,146	1,733	1,102
Average shares outstanding - Diluted	67,688	66,552	67,300	66,402

Net income attributable to common shareholders per common share - Basic	$0.09	$0.69	$0.98	$1.11

Net income attributable to common shareholders per common share - Diluted	$0.09	$0.68	$0.95	$1.09

Shares with anti-dilutive effect excluded from the computation of Diluted EPS	2	557	225	502

Note 11. Common Stock

The stock-based compensation cost that was charged against income, net of tax, for all plans was $3.4 million and $3.8 million in the quarterly periods ended June 30, 2017 and 2016, and $11.1 million and $11.5 million in the year to date periods ended June 30, 2017 and 2016.

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

A reconciliation of changes in the warranty reserve for the periods covered in this report is as follows:

	Quarter Ended June 30		Year to Date Ended June 30
	2017	2016	2017	2016
Balance at beginning of period	$27.4	$28.8	$27.5	$32.1
Provision for warranties during the period	4.0	3.5	10.3	11.3
Warranty reserves acquired	—	—	1.9	—
Warranty claims during the period	(4.5)	(5.3)	(12.8)	(16.4)
Balance at end of period	$26.9	$27.0	$26.9	$27.0

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

•
Surgical Solutions – globally sells products that improve surgical safety and efficiency in the operating room including tables, lights, pendants, positioning devices and various other safety and accessory products.

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

	Quarter Ended June 30		Year to Date Ended June 30
	2017	2016	2017	2016
Revenue:
Patient Support Systems	$354.7	$361.0	$1,052.8	$1,054.9
Front Line Care	227.1	192.7	639.9	598.2
Surgical Solutions	107.3	101.7	312.7	296.1
Total revenue	$689.1	$655.4	$2,005.4	$1,949.2

Divisional income:
Patient Support Systems	$62.8	$65.0	$174.1	$168.0
Front Line Care	56.4	47.5	160.3	143.2
Surgical Solutions	8.7	10.6	26.0	30.9

Other operating costs:
Non-allocated operating costs, administrative costs, and other	52.7	51.2	156.7	173.8
Special charges	34.8	13.7	43.7	31.5
Operating profit	40.4	58.2	160.0	136.8

Interest expense	(23.8)	(23.0)	(65.2)	(68.2)
Investment income and other, net	(0.5)	0.1	(2.1)	0.6
Income before income taxes	$16.1	$35.3	$92.7	$69.2

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

Note 15. Subsequent Events

On July 18, 2017, we entered into a confidential settlement agreement with Stryker Corporation, resolving alleged infringement of certain Hill-Rom patents covering proprietary communications networks whereby Stryker Corporation agreed to pay the Company $15.1 million.

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

Hill-Rom Holdings, Inc. (“we,” “us,” or “our”) is a leading global medical technology company with more than 10,000 employees worldwide. We partner with health care providers in more than 100 countries, across all care settings, by focusing on patient care solutions that improve clinical and economic outcomes in five core areas: Advancing Mobility, Wound Care and Prevention, Patient Monitoring and Diagnostics, Surgical Safety and Efficiency and Respiratory Health. Hill-Rom's people, products, and programs work towards one mission: Every day, around the world, we enhance outcomes for patients and their caregivers.

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

•
Surgical Solutions – globally sells products that improve surgical safety and efficiency in the operating room including tables, lights, pendants, positioning devices and various other safety and accessory products.

Net Revenue

					U.S.	OUS
	Quarter Ended June 30		Change As Reported	Constant Currency	Change As Reported	Change As Reported	Constant Currency
	2017	2016
Revenue:
Product sales and service	$593.1	$556.0	6.7%	7.6%	6.1%	7.8%	10.5%
Rental revenue	96.0	99.4	(3.4)%	(2.9)%	(2.4)%	(11.0)%	(6.8)%
Total revenue	$689.1	$655.4	5.1%	6.0%	4.4%	6.8%	9.5%

Revenue:
Patient Support Systems	$354.7	$361.0	(1.7)%	(1.1)%	(1.4)%	(2.5)%	(0.2)%
Front Line Care	227.1	192.7	17.9%	18.8%	17.0%	20.2%	23.6%
Surgical Solutions	107.3	101.7	5.5%	7.0%	—%	11.5%	14.6%
Total revenue	$689.1	$655.4	5.1%	6.0%	4.4%	6.8%	9.5%

OUS - Outside of the U.S.

					U.S.	OUS
	Year to Date Ended June 30		Change As Reported	Constant Currency	Change As Reported	Change As Reported	Constant Currency
	2017	2016
Revenue:
Product sales and service	$1,714.6	$1,650.4	3.9%	4.8%	5.1%	1.7%	4.3%
Rental revenue	290.8	298.8	(2.7)%	(2.1)%	(1.8)%	(9.3)%	(4.8)%
Total revenue	$2,005.4	$1,949.2	2.9%	3.8%	3.7%	1.0%	3.8%

Revenue:
Patient Support Systems	$1,052.8	$1,054.9	(0.2)%	0.5%	1.1%	(3.4)%	(0.8)%
Front Line Care	639.9	598.2	7.0%	7.6%	7.2%	6.3%	8.4%
Surgical Solutions	312.7	296.1	5.6%	7.5%	7.4%	3.8%	7.5%
Total revenue	$2,005.4	$1,949.2	2.9%	3.8%	3.7%	1.0%	3.8%

OUS - Outside of the U.S.

Consolidated Revenue

Product sales and service revenue increased 6.7% and 3.9% on a reported basis or 7.6% and 4.8% on a constant currency basis for the three and nine months ended June 30, 2017, primarily due to growth in our Front Line Care and Surgical Solutions segments during both periods as well as our acquisition of Mortara in February 2017. This growth was partially offset by declines from businesses we recently divested or are in the process of divesting within our Patient Support Systems segment.

Rental revenue decreased 3.4% and 2.7% on a reported basis or 2.9% and 2.1% on a constant currency basis for the three and nine months ended June 30, 2017, primarily due to volume declines.

Business Segment Revenue

Patient Support Systems revenue decreased 1.7% and 0.2% on a reported basis or decreased 1.1% and increased 0.5% on a constant currency basis for the three and nine months ended June 30, 2017 compared to the prior year. Both periods were impacted by lower revenue from businesses we recently divested or are in the process of divesting. Excluding the impact of these completed and planned divestitures from all periods, revenue grew by approximately 2% and 3% for the three and nine months ended June 30, 2017.

Front Line Care revenue increased 17.9% and 7.0% on a reported basis and 18.8% and 7.6% on a constant currency basis for the three and nine months ended June 30, 2017 compared to the prior year, primarily due to strong second and third quarter growth in the U.S. and OUS regions from our Welch Allyn business, as well as additional revenue from our Mortara acquisition in February 2017.

Surgical Solutions revenue increased 5.5% and 5.6% on a reported basis and 7.0% and 7.5% on a constant currency basis for the three and nine months ended June 30, 2017 compared to the prior year, mainly due to strong OUS growth across most regions and new product growth in the U.S.

Gross Profit

	Quarter Ended June 30		Year to Date Ended June 30
	2017	2016	2017	2016
Gross Profit
Product sales and service	$281.6	$262.4	$809.0	$754.4
Percent of Related Revenue	47.5%	47.2%	47.2%	45.7%

Rental	49.5	53.0	149.1	155.9
Percent of Related Revenue	51.6%	53.3%	51.3%	52.2%

Total Gross Profit	$331.1	$315.4	$958.1	$910.3
Percent of Total Revenue	48.0%	48.1%	47.8%	46.7%

Product sales and service gross margin remained relatively flat for the three months ended June 30, 2017 and increased 150 basis points for the nine months ended June 30, 2017. The prior year included an impact of $19.5 million for the inventory step-up associated with the Welch Allyn acquisition compared to the current year impact of $2.7 million for inventory step-up associated with the Mortara acquisition. Excluding these items, product sales and service gross margin increased 60 basis points for the three and nine months ended June 30, 2017, primarily due to product mix and supply chain improvements.

Rental gross margin decreased 170 and 90 basis points for the three and nine months ended June 30, 2017 compared to the prior year due to reduced leverage of our fleet and field service infrastructure driven by lower revenue.

Operating Expenses

	Quarter Ended June 30		Year to Date Ended June 30
	2017	2016	2017	2016
Research and development expenses	$34.9	$33.6	$102.2	$101.5
Percent of Total Revenue	5.1%	5.1%	5.1%	5.2%

Selling and administrative expenses	$221.0	$209.9	$652.2	$640.5
Percent of Total Revenue	32.1%	32.0%	32.5%	32.9%

Research and development expenses increased 3.9% and 0.7% for the three and nine months ended June 30, 2017 compared to the prior year, primarily due to timing of projects. As a percentage of revenue, research and development expenses have been consistent during all periods.

As a percentage of total revenue, selling and administrative expenses increased during the quarter to date period and decreased during the year to date period compared to the prior year. Selling and administrative expenses include acquisition-related intangible asset amortization and acquisition and integration costs of $33.8 million and $99.0 million for the three and nine months ended June 30, 2017 and $27.6 million and $86.3 million for the three and nine months ended June 30, 2016. Excluding these items, selling and administrative expenses decreased 60 and 80 basis points as a percentage of revenue as a result of disciplined cost management for the quarter and year to date periods.

Business Segment Divisional Income

	Quarter Ended June 30		Change As Reported	Year to Date Ended June 30		Change As Reported
	2017	2016		2017	2016
Divisional income:
Patient Support Systems	$62.8	$65.0	(3.4)%	$174.1	$168.0	3.6%
Front Line Care	56.4	47.5	18.7%	160.3	143.2	11.9%
Surgical Solutions	8.7	10.6	(17.9)%	26.0	30.9	(15.9)%

Refer to Note 13 of our Condensed Consolidated Financial Statements for a description of how divisional income is determined.

Patient Support Systems divisional income decreased 3.4% for the three months ended June 30, 2017 compared to the prior year, primarily due to lower rental margins. Patient Support Systems divisional income increased 3.6% for the nine months ended June 30, 2017 primarily due to lower operating expenses and an increase in margins from product mix and supply chain improvements.

Front Line Care divisional income increased 18.7% and 11.9% for the three and nine months ended June 30, 2017 compared to the prior year as a result of our Mortara acquisition and higher margins from supply chain improvements.

Surgical Solutions divisional income decreased 17.9% and 15.9% for the three and nine months ended June 30, 2017 compared to the prior year, primarily due to increased operating expenses and lower margins due to increases in supply chain costs.

Special Charges and Other

	Quarter Ended June 30		Year to Date Ended June 30
	2017	2016	2017	2016
Special charges	$34.8	$13.7	$43.7	$31.5

Interest expense	$(23.8)	$(23.0)	$(65.2)	$(68.2)
Investment income and other, net	$(0.5)	$0.1	$(2.1)	$0.6

In connection with various organizational changes to improve our business alignment and cost structure, we recognized special charges of $34.8 million and $13.7 million for the quarters ended June 30, 2017 and 2016, and $43.7 million and $31.5 million for the year to date periods ended June 30, 2017 and 2016. These charges relate to the initiatives described in Note 8 of our Condensed Consolidated Financial Statements.

Interest expense was higher in the quarter ended June 30, 2017 primarily due to the interest expense on our private offering of $300.0 million of senior unsecured notes in connection with the Mortara acquisition. Interest expense was lower in the year to date period ended June 30, 2017 mainly due to the improved terms under our prior year amendment to our Senior Credit Agreement. See Note 5 of our Condensed Consolidated Financial Statements for additional information.

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

	Quarter Ended June 30, 2017				Quarter Ended June 30, 2016
	Operating Margin[1]	Income Before Income Taxes	Income Tax Expense	Diluted EPS	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS
GAAP Basis	5.9%	$16.1	$10.4	$0.09	8.9%	$35.3	$(9.7)	$0.68
Adjustments:
Acquisition and integration costs	0.9%	5.9	2.4	0.05	0.5%	3.5	0.7	0.04
Acquisition-related intangible asset amortization	4.1%	28.1	9.4	0.28	3.7%	24.1	8.2	0.24
Litigation settlements and expenses	0.2%	1.6	0.6	0.02	—%	—	—	—
Special charges	5.1%	34.8	2.7	0.47	2.1%	13.7	4.7	0.13
Foreign valuation allowance	—%	—	—	—	—%	—	18.8	(0.28)
Adjusted Basis	16.1%	$86.5	$25.5	$0.91	15.2%	$76.6	$22.7	$0.81
[1] Total does not add due to rounding

	Year to Date Ended June 30, 2017				Year to Date Ended June 30, 2016
	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS[1]	Operating Margin[1]	Income Before Income Taxes	Income Tax Expense	Diluted EPS[1]
GAAP Basis	8.0%	$92.7	$29.5	$0.95	7.0%	$69.2	$(2.2)	$1.09
Adjustments:
Acquisition and integration costs	1.0%	19.1	8.0	0.17	1.7%	33.7	9.7	0.36
Acquisition-related intangible asset amortization	4.0%	80.2	26.7	0.79	3.7%	72.1	24.7	0.71
Field corrective actions	—%	0.5	(0.1)	0.01	—%	0.1	(0.1)	—
Litigation settlements and expenses	0.1%	2.5	0.9	0.02	—%	—	—	—
Special charges	2.2%	43.7	5.5	0.57	1.6%	31.5	10.5	0.32
Foreign tax law change	—%	—	(2.2)	0.03	—%	—	—	—
Foreign valuation allowance	—%	—	—	—	—%	—	18.8	(0.28)
Gain on disposition	—%	(1.0)	(0.4)	(0.01)	—%	—	—	—
Adjusted Basis	15.3%	$237.7	$67.9	$2.54	14.1%	$206.6	$61.4	$2.20
[1] Total does not add due to rounding

The effective tax rate for the quarter and year to date periods ended June 30, 2017 was 64.6% and 31.8% compared to (27.5)% and (3.2)% for the comparable periods in the prior year. The effective tax rates for the current year are higher than the comparable periods in fiscal 2016 due primarily to the difference in the amount of discrete tax benefits recognized in each period. The tax rates for the quarter and year to date periods were unfavorably impacted by the non-deductible impairment loss related to the agreement to sell our Völker business compared to the large favorable tax benefit of $18.8 million in the prior year related to the release of the valuation allowance on our deferred tax assets in France. The current year to date period also includes period tax benefits of $5.0 million primarily related to the adoption of the ASU 2016-09, as discussed in Note 1, partially offset by the expense to revalue the deferred tax assets due to the law change that reduced the future corporate income tax rate in France. The comparable prior year period included period tax benefits of $21.6 million primarily related to the release of the valuation allowance on our deferred tax assets in France and the retroactive reinstatement of the research credit.

The adjusted effective tax rates for the three and nine months ended June 30, 2017 was 29.5% and 28.6% compared to 29.6% and 29.7% for the comparable period in the prior year. The lower adjusted tax rates in both comparable periods is due primarily to period tax items related to the adoption of ASU 2016-09.

Diluted earnings per share decreased 86.8% and 12.8% on a reported basis and increased 12.3% and 15.5% on an adjusted basis for the three and nine months ended June 30, 2017.

Liquidity and Capital Resources

	Year to Date Ended June 30
	2017	2016
Cash Flows Provided By (Used In):
Operating activities	$239.7	$205.4
Investing activities	(369.1)	(60.3)
Financing activities	137.9	(136.1)
Effect of exchange rate changes on cash	2.5	(2.2)
Increase in Cash and Cash Equivalents	$11.0	$6.8

Operating Activities

Cash provided by operating activities increased $34.3 million compared to the prior year due primarily to changes in working capital activities. Cash provided by operating activities was driven primarily by net income, adjusted for the non-cash effects of depreciation, amortization, the impairment of our Völker business and stock compensation expense, along with the collections of high year-end receivables. These sources of cash were partially offset by the payout of performance-based compensation related to our 2016 fiscal year and other working capital activities.

Investing Activities

Cash used in investing activities increased $308.8 million compared to the prior year, primarily due to our acquisition of Mortara in the second quarter of fiscal 2017, partially offset by proceeds on the sale of property, plant and equipment and our Architectural Products business. See Note 3 of our Condensed Consolidated Financial Statements for additional information on our acquisition of Mortara.

Financing Activities

Cash provided by financing activities increased $274.0 million primarily due to our private offering of $300.0 million of senior unsecured notes and lower debt repayments compared to the prior year, partially offset by $30.0 million of share repurchases in the open market during the first quarter of fiscal 2017. During the year to date period, payments of long term debt totaled $54.9 million, while net borrowings decreased $140.8 million on our Revolving Credit Facility and increased $86.8 million on our Securitization Program. See Note 5 of our Condensed Consolidated Financial Statements for additional information on our financing agreements.

Other Liquidity Matters

In addition to the discussion of our financing agreements detailed in Note 5 of our Condensed Consolidated Financial Statements, our primary pension plan invests in a variety of equity and debt securities. At September 30, 2016, our latest measurement date, our pension plans were underfunded by approximately $80.1 million. Based on our current funded status, we are not required to make any contributions to our primary pension plan in fiscal 2017.

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

We believe that cash on hand and cash generated from operations, along with amounts available under our Revolving Credit Facility and Securitization Program, will be sufficient to fund operations, working capital needs, capital expenditure requirements, and financing obligations for at least the next twelve months. However, disruption and volatility in the credit markets could impede our access to capital. Our $700.0 million Revolving Credit Facility is with a syndicate of banks, which we believe reduces our exposure to any one institution and would still leave us with significant borrowing capacity in the event that any one of the institutions within the group is unable to comply with the terms of our amended and restated credit agreement.

As of June 30, 2017, approximately 70.9% of our cash and cash equivalents were held by our foreign subsidiaries. Portions of this may be subject to U.S. income taxation if repatriated to the U.S., however, because cash and cash equivalents held by our foreign subsidiaries are largely used for operating needs outside the U.S. we have no need to repatriate this cash for other uses. We believe that cash on hand and cash generated from operations, along with amounts available under our Revolving Credit Facility and Securitization Program, will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations.

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

Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions. At June 30, 2017, the notional amount of open foreign exchange contracts was $17.8 million. These contracts were in a net liability position with an aggregate fair value of $0.7 million. The maximum length of time over which we hedge transaction exposures is generally 15 months. Derivative gains/(losses), initially reported as a component of Accumulated Other Comprehensive Loss, are reclassified to earnings in the period when the transaction affects earnings.

We are exposed to market risk from fluctuations in interest rates. We sometimes manage our exposure to interest rate fluctuations through the use of interest rate swaps (cash flow hedges). As of June 30, 2017, we had nine interest rate swap agreements, with notional amounts of $750.0 million, in aggregate, to hedge the variability of cash flows associated with a portion of the variable interest rate payments for the period December 2016 to September 2021 on the Senior Secured Credit Facilities. The interest rate swaps have effective start dates ranging between December 31, 2016 and September 8, 2020 and were designated as cash flow hedges. At June 30, 2017, these swaps were in a net asset position with an aggregate fair value of $8.0 million. We classify fair value measurements on our interest rate swaps as Level 2, as described in Note 1.

For additional information on market risks related to our pension plan assets, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2016 Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

Our management, with the supervision and participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2017.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (2)
April 1, 2017 - April 30, 2017	307	$70.39	—	$34.7
May 1, 2017 - May 31, 2017	6,956	$73.98	—	$34.7
June 1, 2017 - June 30, 2017	1,683	$79.38	—	$34.7
Total	8,946		—

(1)	Shares purchased during the quarter ended June 30, 2017 were in connection with employee payroll tax withholding for restricted and deferred stock distributions.

(2)
In September 2013, the Board approved an expansion of its previously announced share repurchase authorization to a total of $190.0 million. As of June 30, 2017, a cumulative total of $155.3 million has been used under this existing authorization. The plan does not have an expiration date and currently there are no plans to terminate this program in the future. However, we do not expect to make additional purchases under this program in fiscal 2017.

Item 6.	EXHIBITS

A.	Exhibits

10.1*
Addendum to Employment Agreement between HR Europe B.V. and Francisco Canal Vega, dated July 20, 2017 (addendum to employment contract dated August 27, 2015 between HR Europe B.V. and Francisco Canal Vega)

10.2
Loan and Security Agreement dated as of May 5, 2017, by and among Hill-Rom Finance Company LLC, as borrower, the lenders and group agents from time to time party thereto, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrative agent, and Hill-Rom Company, Inc., as initial servicer (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated May 5, 2017)

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

HILL-ROM HOLDINGS, INC.
(Registrant)

DATE: July 28, 2017	By:	/s/ Steven J. Strobel
	Name: Title:	Steven J. Strobel Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)