Form 10-Q
period 2017-12-31
Hill-Rom Holdings, Inc.
filed 2018-01-26
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)
☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2017
OR
☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____ to ____
Commission File No. 1-6651
HILL-ROM HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1160484
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

130 E. Randolph St., Suite 1000 Chicago, IL	60601
(Address of principal executive offices)	(Zip Code)
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
Common Stock, without par value – 66,173,743 shares as of January 22, 2018.

HILL-ROM HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Quarter Ended December 31
	2017	2016
Net Revenue
Product sales and service	$575.2	$541.9
Rental revenue	94.5	95.5
Total revenue	669.7	637.4

Cost of Revenue
Cost of goods sold	304.1	288.4
Rental expenses	46.0	46.4
Total cost of revenue	350.1	334.8

Gross Profit	319.6	302.6

Research and development expenses	32.3	32.0
Selling and administrative expenses	221.7	208.8
Special charges (Note 8)	13.5	5.8

Operating Profit	52.1	56.0

Interest expense	(23.1)	(19.5)
Investment income and other, net	1.8	(1.2)

Income Before Income Taxes	30.8	35.3

Income tax expense (benefit) (Note 9)	(57.5)	11.8

Net Income	88.3	23.5

Less: Net loss attributable to noncontrolling interests	—	(0.3)

Net Income Attributable to Common Shareholders	$88.3	$23.8

Net Income Attributable to Common Shareholders per Common Share - Basic	$1.34	$0.36

Net Income Attributable to Common Shareholders per Common Share - Diluted	$1.31	$0.36

Dividends per Common Share	$0.18	$0.17

Average Common Shares Outstanding - Basic (thousands) (Note 10)	65,906	65,504

Average Common Shares Outstanding - Diluted (thousands) (Note 10)	67,432	66,860
See Notes to Condensed Consolidated Financial Statements (unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Quarter Ended December 31
	2017	2016
Net Income	$88.3	$23.5

Other Comprehensive Income (Loss), net of tax (Note 7):

Derivative instruments and hedges	3.4	10.2
Foreign currency translation adjustment	6.1	(39.5)
Change in pension and postretirement defined benefit plans	0.8	1.3
Total Other Comprehensive Income (Loss), net of tax	10.3	(28.0)

Total Comprehensive Income (Loss)	98.6	(4.5)

Less: Comprehensive loss attributable to noncontrolling interests	—	(0.3)

Total Comprehensive Income (Loss) Attributable to Common Shareholders	$98.6	$(4.2)
See Notes to Condensed Consolidated Financial Statements (unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In millions)

	December 31, 2017	September 30, 2017
ASSETS
Current Assets
Cash and cash equivalents	$233.7	$231.8
Trade accounts receivable, net of allowances (Note 2)	511.0	579.3
Inventories (Note 2)	298.5	284.5
Other current assets	75.1	70.6
Total current assets	1,118.3	1,166.2

Property, plant and equipment, net (Note 2)	357.9	355.4
Goodwill (Note 4)	1,761.1	1,759.6
Other intangible assets and software, net (Note 2)	1,116.1	1,144.0
Deferred income taxes (Notes 1 and 9)	40.0	40.9
Other assets	67.1	62.6
Total Assets	$4,460.5	$4,528.7

LIABILITIES
Current Liabilities
Trade accounts payable	$147.7	$167.9
Short-term borrowings (Note 5)	212.3	188.9
Accrued compensation	88.6	126.9
Accrued product warranties (Note 12)	25.3	25.5
Accrued rebates	42.8	39.7
Other current liabilities	120.6	109.8
Total current liabilities	637.3	658.7

Long-term debt (Note 5)	2,036.3	2,120.4
Accrued pension and postretirement benefits (Note 6)	78.4	78.1
Deferred income taxes (Notes 1 and 9)	180.7	266.2
Other long-term liabilities	63.7	39.7
Total Liabilities	2,996.4	3,163.1

Commitments and Contingencies (Note 14)

SHAREHOLDERS' EQUITY
Common Stock (Note 2)	4.4	4.4
Additional paid-in capital	587.2	584.4
Retained earnings	1,752.5	1,676.2
Accumulated other comprehensive loss (Note 7)	(99.7)	(110.0)
Treasury stock, at cost (Note 2)	(787.3)	(796.8)
Total Shareholders' Equity Attributable to Common Shareholders	1,457.1	1,358.2
Noncontrolling interests	7.0	7.4
Total Shareholders' Equity	1,464.1	1,365.6
Total Liabilities and Shareholders' Equity	$4,460.5	$4,528.7
See Notes to Condensed Consolidated Financial Statements (unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)	Quarter Ended December 31
	2017	2016
Operating Activities
Net income	$88.3	$23.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19.8	20.8
Amortization	4.9	5.0
Acquisition-related intangible asset amortization	26.7	25.5
Provision for deferred income taxes	(86.4)	(6.1)
(Gain) Loss on disposal of property, equipment leased to others, intangible assets, and impairments	(0.6)	0.4
Gain on sale of businesses	(1.0)	(1.0)
Stock compensation	6.3	5.1
Change in working capital excluding cash, current debt, acquisitions and dispositions:
Trade accounts receivable	69.6	35.5
Inventories	(13.1)	(1.0)
Other current assets	(5.2)	14.9
Trade accounts payable	(17.7)	(7.6)
Accrued expenses and other liabilities	(24.0)	(46.2)
Other, net	25.5	2.2
Net cash provided by operating activities	93.1	71.0
Investing Activities
Capital expenditures and purchases of intangible assets	(27.3)	(22.4)
Proceeds on sale of property and equipment leased to others	1.6	4.1
Proceeds on sale of businesses	1.0	4.5
Other	(0.4)	(0.3)
Net cash used in investing activities	(25.1)	(14.1)
Financing Activities
Proceeds from borrowings on long-term debt	1.0	—
Payment of long-term debt	(27.4)	(18.3)
Borrowings on Revolving Credit Facility	30.0	45.0
Payments on Revolving Credit Facility	(80.0)	(35.8)
Borrowings on Securitization Program	30.9	—
Payments on Securitization Program	(16.6)	—
Payment of cash dividends	(11.9)	(11.1)
Proceeds on exercise of stock options	8.0	2.5
Proceeds from stock issuance	1.4	1.0
Treasury stock acquired	(3.5)	(33.5)
Net cash used in financing activities	(68.1)	(50.2)
Effect of exchange rate changes on cash	2.0	(7.2)
Net Cash Flows	1.9	(0.5)
Cash and Cash Equivalents:
At beginning of period	231.8	232.2
At end of period	$233.7	$231.7
See Notes to Condensed Consolidated Financial Statements (unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Unless the context otherwise requires, the terms “Hill-Rom,” “the Company,” “we,” “our,” and “us” refer to Hill-Rom Holdings, Inc. and its wholly-owned subsidiaries. The unaudited Condensed Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in Hill-Rom’s latest Annual Report on Form 10-K for the fiscal year ended September 30, 2017 (“2017 Form 10-K”) as filed with the United States (“U.S.”) Securities and Exchange Commission. The September 30, 2017 Condensed Consolidated Balance Sheet was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. In the opinion of management, the Condensed Consolidated Financial Statements herein include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the interim periods presented. Quarterly results are not necessarily indicative of annual results.

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

We record cash and cash equivalents, as disclosed on our Condensed Consolidated Balance Sheets, as Level 1 instruments and certain other derivatives and investments as either Level 2 or 3 instruments. Investments measured at Net Asset Value as a practical expedient are not categorized in the fair value hierarchy. There have not been significant changes in our classification among assets and liabilities during the fiscal quarter. Refer to Note 5 for disclosure of our debt instrument and interest rate swap fair values.

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

As of December 31, 2017, we had $59.2 million of valuation allowances on deferred tax assets, on a tax-effected basis, primarily related to certain foreign deferred tax attributes that are not expected to be utilized. The valuation allowance total was not materially impacted by the Tax Cuts and Jobs Act enacted in December 2017. We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances.

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

Dispositions

During the fourth quarter of fiscal 2017, we sold our Völker business. During the first quarter of fiscal 2018, we recorded a gain of $1.0 million attributable to the final working capital settlement associated with the transaction.

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

Except as noted above, there have been no significant changes to our assessment of the impact of recently issued accounting standards included in Note 1 of our Consolidated Financial Statements in our 2017 Form 10-K.

Note 2. Supplementary Balance Sheet Information

	December 31, 2017	September 30, 2017
Allowance for possible losses and discounts on trade receivables	$25.2	$25.1

Inventories:
Finished products	$149.8	$147.5
Raw materials and work in process	148.7	137.0
Total inventory	$298.5	$284.5

Accumulated depreciation of property, plant and equipment	$629.5	$624.2

Accumulated amortization of software and other intangible assets	$522.6	$492.3

Preferred stock, without par value:
Shares authorized	1,000,000	1,000,000
Shares issued	None	None

Common stock, without par value:
Shares authorized	199,000,000	199,000,000
Shares issued	88,457,634	88,457,634
Shares outstanding	66,139,823	65,813,794

Treasury shares	22,317,811	22,643,840

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

The results of Mortara are included in the Condensed Consolidated Financial Statements since the date of acquisition. The impact to our comparable quarter fiscal 2017 revenue and net income on an unaudited proforma basis, as if the Mortara acquisition had been consummated at the beginning of our fiscal 2017 year, would not have been significant.

The following summarizes the preliminary estimate of the fair value of assets acquired and liabilities assumed at the date of the Mortara acquisition. The fair value of assets acquired and liabilities assumed are still considered to be preliminary, however, we do not expect further adjustments to be significant.

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

Note 4. Goodwill and Indefinite-Lived Intangible Assets

The following summarizes goodwill activity by reportable segment:

	Patient Support Systems	Front Line Care	Surgical Solutions	Total
Balances at September 30, 2017
Goodwill	$545.0	$1,375.6	$311.8	$2,232.4
Accumulated impairment losses	(472.8)	—	—	(472.8)
Goodwill, net at September 30, 2017	72.2	1,375.6	311.8	1,759.6

Changes in Goodwill during the period:
Goodwill related to acquisitions	—	—	—	—
Currency translation effect	0.5	(0.3)	1.3	1.5

Balances at December 31, 2017
Goodwill	545.5	1,375.3	313.1	2,233.9
Accumulated impairment losses	(472.8)	—	—	(472.8)
Goodwill, net at December 31, 2017	$72.7	$1,375.3	$313.1	$1,761.1

Note 5. Financing Agreements

Total debt consists of the following:

	December 31, 2017	September 30, 2017
Revolving credit facilities	$40.0	$90.0
Current portion of long-term debt	118.9	109.8
Senior secured Term Loan A, long-term portion	1,231.1	1,266.7
Senior unsecured 5.75% notes due on September 1, 2023	420.1	419.9
Senior unsecured 5.00% notes due on February 14, 2025	295.9	295.8
Unsecured 7.00% debentures due on February 15, 2024	13.6	13.6
Unsecured 6.75% debentures due on December 15, 2027	29.6	29.6
Securitization Program	93.4	79.1
Other	6.0	4.8
Total debt	2,248.6	2,309.3
Less Short-term borrowings	212.3	188.9
Total Long-term debt	$2,036.3	$2,120.4

In May 2017, we entered into a 364-day $110.0 million accounts receivable securitization program (the “Securitization Program”) with certain financial institutions. Under the terms of the Securitization Program, certain of our accounts receivable secure the amounts borrowed and cannot be used to pay our other debts or liabilities. The amount that we may borrow at a given point in time is determined based on the amount of qualifying accounts receivable that are present at such point in time. As of December 31, 2017, $93.4 million was borrowed under the Securitization Program. Borrowings outstanding under the Securitization Program bear interest at LIBOR plus the applicable margin of 0.675% and are included as a component of Short-term borrowings, while the accounts receivable securing these obligations remain as a component of Trade accounts receivable, net of allowances in our Condensed Consolidated Balance Sheets. In addition, the agreement governing the Securitization Program contains various customary affirmative and negative covenants, and customary default and termination provisions. As of December 31, 2017, we were in compliance with these covenants and provisions.

In February 2017, the Company entered into $300.0 million of senior unsecured notes maturing February 2025 for purposes of financing the Mortara acquisition. These notes bear interest at a fixed rate of 5.00% annually. We also have outstanding senior unsecured notes of $425.0 million maturing in September 2023 that bear interest at a fixed rate of 5.75% annually (collectively, the “Senior Notes”). These Senior Notes were issued at par in private placement offerings and are not registered securities on any public market. All of the notes were outstanding as of December 31, 2017. We are not required to make any mandatory redemption or sinking fund payments with respect to the Senior Notes, other than in certain circumstances such as a change in control or material sale of assets. We may redeem the 5.75% and 5.00% notes prior to maturity, but doing so prior to September 1, 2021 and February 15, 2020, respectively, would require payment of a premium on any amounts redeemed, the amount of which varies based on the timing of the redemption. The indentures governing the Senior Notes contain certain covenants which impose limitations on the amount of dividends we may pay and the amount of common shares we may repurchase in the open market, but we do not expect these covenants to affect our current dividend policy or open share repurchase program. The terms of these indentures also impose certain restrictions on the amount and type of additional indebtedness we may obtain in the future, as well as the types of liens and guarantees we may provide.

Our Senior Credit Agreement consists of two facilities as follows:

•	$1,462.5 million senior secured Term Loan A facility (“TLA Facility”), maturing in September 2021

•	Revolving Credit Facility, providing borrowing capacity of up to $700.0 million, maturing in September 2021

The TLA Facility and Revolving Credit Facility (collectively, the “Senior Secured Credit Facilities”) bear interest at variable rates which currently approximate 3.1%. These interest rates are based primarily on the London Interbank Offered Rate (“LIBOR”), but under certain conditions could also be based on the U.S. Federal Funds Rate or the U.S. Prime Rate, at our option. The TLA Facility requires minimum principal payments of $109.7 million in fiscal 2018 and $146.3 million annually thereafter, with the remaining unpaid principal balance due at maturity. We are able to voluntarily prepay outstanding loans under the TLA Facility at any time. During the year to date period ended December 31, 2017, we made required minimum payments of $27.4 million on the TLA Facility.

At December 31, 2017, there were $40.0 million of borrowings on the Revolving Credit Facility, and available borrowing capacity was $651.6 million after giving effect to $8.4 million of outstanding standby letters of credit. The availability of borrowings under our Revolving Credit Facility is subject to our ability at the time of borrowing to meet certain specified conditions, including compliance with covenants contained in the Senior Credit Agreement.

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

We were in compliance with all financial covenants under our Senior Credit Agreement as of December 31, 2017.

We are exposed to market risk from fluctuations in interest rates. We sometimes manage our exposure to interest rate fluctuations through the use of interest rate swaps. As of December 31, 2017, we had seven interest rate swap agreements, with notional amounts of $750.0 million, in aggregate, to hedge the variability of cash flows associated with a portion of the variable interest rate payments through September 2021 on the Senior Secured Credit Facilities. The interest rate swaps have effective start dates ranging between December 31, 2017 and September 8, 2020 and were designated as cash flow hedges. At December 31, 2017, these swaps were in a net asset position with an aggregate fair value of $13.2 million, all of which were classified as Other assets. We classify fair value measurements on our interest rate swaps as Level 2, as described in Note 1.

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The book values of our short-term debt instruments and Revolving Credit Facility approximate fair value.

The estimated fair values of our long-term debt instruments, including the current portion, are described in the table below:

	December 31, 2017	September 30, 2017
Senior secured Term Loan A	$1,331.9	$1,364.8
Senior unsecured 5.75% notes due on September 1, 2023	448.1	449.3
Senior unsecured 5.00% notes due on February 14, 2025	307.4	311.9
Unsecured debentures	45.7	46.8
Total debt	$2,133.1	$2,172.8

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

	Quarter Ended December 31
	2017	2016
Service cost	$1.2	$1.4
Interest cost	2.7	2.5
Expected return on plan assets	(3.9)	(3.7)
Amortization of unrecognized prior service cost, net	—	0.1
Amortization of net loss	1.2	1.5
Net pension expense	$1.2	$1.8

In addition to defined benefit retirement plans, we also offer two domestic postretirement health care plans, one of which was assumed in the acquisition of Welch Allyn, that provide health care benefits to qualified retirees and their dependents. The plans are closed to new participants and include retiree cost sharing provisions. Annual costs related to these plans are not significant.

We have defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees. The general purpose of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings. Our contributions to the plans are based on eligibility and employee contributions. Expense under these plans was $6.4 million and $6.0 million in each of the quarterly periods ended December 31, 2017 and 2016.

Note 7. Other Comprehensive Income (Loss)

The following table represents the changes in accumulated other comprehensive loss by component:

	Quarter Ended December 31, 2017
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Derivative instruments and hedges	$5.8	$(0.4)	$5.4	$(2.0)	$3.4	$4.3	$3.4	$7.7
Foreign currency translation adjustment	6.1	—	6.1	—	6.1	(81.3)	6.1	(75.2)
Change in pension and postretirement defined benefit plans	(0.1)	1.2	1.1	(0.3)	0.8	(33.0)	0.8	(32.2)
Total	$11.8	$0.8	$12.6	$(2.3)	$10.3	$(110.0)	$10.3	$(99.7)

	Quarter Ended December 31, 2016
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Derivative instruments and hedges	$16.2	$(0.2)	$16.0	$(5.8)	$10.2	$(3.1)	$10.2	$7.1
Foreign currency translation adjustment	(39.5)	—	(39.5)	—	(39.5)	(115.2)	(39.5)	(154.7)
Change in pension and postretirement defined benefit plans	0.4	1.5	1.9	(0.6)	1.3	(50.8)	1.3	(49.5)
Total	$(22.9)	$1.3	$(21.6)	$(6.4)	$(28.0)	$(169.1)	$(28.0)	$(197.1)

The following table represents the items reclassified out of accumulated other comprehensive loss and the related tax effects:

	Quarter Ended December 31
	2017			2016
	Amount reclassified	Tax effect	Net of tax	Amount reclassified	Tax effect	Net of tax
Derivative instruments and hedges (a)	$(0.4)	$0.2	$(0.2)	$(0.2)	$0.1	$(0.1)
Change in pension and postretirement defined benefit plans (b)	$1.2	$(0.3)	$0.9	$1.5	$(0.5)	$1.0
(a) Reclassified from accumulated other comprehensive income (loss) into Interest expense.
(b) Reclassified from accumulated other comprehensive income (loss) into Cost of goods sold and Selling and administrative expenses. These components are included in the computation of net periodic pension expense.

Note 8. Special Charges

In connection with various organizational changes to improve our business alignment and cost structure, we recognized special charges of $13.5 million and $5.8 million for the quarters ended December 31, 2017 and 2016. These charges are summarized as follows:

Dispositions
During the first quarter of fiscal 2017, we sold our Architectural Products business and recorded special charges of $1.1 million, primarily related to severance.

Business Optimization
During the first quarter of fiscal 2018, we initiated a global transformation program focused on reducing complexity, increasing efficiency, improving our cost structure and accelerating growth with targeted investments that align with our strategic priorities. For the quarter to date period ended December 31, 2017, this program resulted in charges of $9.1 million, of which $6.0 million were severance and benefit costs. We continue to evaluate additional actions related to this program and expect additional special charges to be incurred. However, it is not practicable to estimate the amount of these future expected costs until such time as the evaluations are complete.

Integration and Business Realignment
We recently acquired Mortara and Tridien and initiated integration activities to optimize the available synergies of our combined company. Additionally, with the acquisition of Welch Allyn in September 2015, we initiated plans to realign our business structure to facilitate the integration, take full advantage of available synergies, and position our existing businesses to capitalize on opportunities for growth. We also incurred costs, including severance and benefit costs, associated with other business realignment and integration activities. During the quarter ended December 31, 2017, we incurred total integration and business realignment charges of approximately $0.3 million. This amount compares to charges of $0.2 million during the quarter ended December 31, 2016. We do not expect to incur significant additional special charges in relation to these activities.

Site Consolidation
In the third quarter of fiscal 2015, we initiated a plan to streamline our operations and simplify our supply chain by consolidating certain manufacturing and distribution operations (“Site Consolidation”). As part of this action, we have announced the closure of five sites. During the quarter ended December 31, 2017, we recorded total charges of $4.1 million, related to these efforts, of which $0.2 million were severance and benefit costs. These amounts compare to charges of $3.6 million, during the quarter ended December 31, 2016.

Since the inception of the Site Consolidation program through December 31, 2017, we have recognized aggregate special charges of $39.0 million. We continue to evaluate our facilities footprint and expect to incur additional costs with respect to other actions in the future, however, it is not practicable to estimate the amount of these future expected costs until such time as the evaluations are complete.

For all accrued severance and other benefit charges described above, we record restructuring reserves within Other current liabilities. The reserve activity for severance and other benefits during the year to date period ended December 31, 2017 was as follows:

Balance at September 30, 2017	$9.0
Expenses	6.2
Cash Payments	(4.8)
Reversals	0.1
Balance at December 31, 2017	$10.5

Note 9. Income Taxes

The effective tax rate for the quarter ended December 31, 2017 was (186.7)% compared to 33.4% for the comparable period in the prior year. The effective tax rate for the current year is lower than the comparable period in fiscal 2017 due primarily to recording the items attributable to the new tax legislation in the U.S. as described below. The current year to date period also includes other period tax benefits of $2.9 million primarily related to the excess tax benefits on deductible stock compensation. The comparable prior year period included period tax expenses of $1.7 million primarily related to the revaluation of the French deferred tax assets due to a tax law change that reduced the corporate tax rate in France.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code which will impact our fiscal year ended September 30, 2018 including, but not limited to (1) reducing the U.S. federal corporate tax rate, (2) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that may electively be paid over eight years, and (3) accelerated first year expensing of certain capital expenditures. The Tax Act reduces the federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018. Internal Revenue Code Section 15 provides that our fiscal year ended September 30, 2018 will have a blended corporate tax rate of 24.5 percent, which is based on a proration of the applicable tax rates before and after effective date of the Tax Act. The statutory tax rate of 21 percent will apply for fiscal 2019 and beyond.

The Tax Act also puts in place new tax laws that will impact our taxable income beginning in fiscal 2019, which include, but are not limited to (1) creating a Base Erosion Anti-abuse Tax (BEAT), which is a new minimum tax, (2) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, (3) a new provision designed to tax currently global intangible low-taxed income (GILTI), which allows for the possibility of utilizing foreign tax credits and a deduction equal to 50 percent to offset the income tax liability (subject to some limitations), (4) a provision that could limit the amount of deductible interest expense, (5) the repeal of the domestic production activity deduction, (6) limitations on the deductibility of certain executive compensation, and (7) limitations on the utilization of foreign tax credits to reduce the U.S. income tax liability.

Shortly after the Tax Act was enacted, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) which provides guidance on accounting for the Tax Act’s impact. SAB 118 provides a measurement period, which in no case should extend beyond one year from the Tax Act enactment date, during which a company acting in good faith may complete the accounting for the impacts of the Tax Act under ASC Topic 740. In accordance with SAB 118, the Company must reflect the income tax effects of the Tax Act in the reporting period in which the accounting under ASC Topic 740 is complete.

To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete, the Company can determine a reasonable estimate for those effects and record a provisional estimate in the financial statements in the first reporting period in which a reasonable estimate can be determined. If a Company cannot determine a provisional estimate to be included in the financial statements, the Company should continue to apply ASC 740 based on the provisions of the tax laws that were in effect immediately prior to the Tax Act being enacted. If a Company is unable to provide a reasonable estimate of the impacts of the Tax Act in a reporting period, a provisional amount must be recorded in the first reporting period in which a reasonable estimate can be determined.

We have recorded a provisional discrete net tax benefit of $61.4 million related to the Tax Act in the period ending December 31, 2017. This net benefit primarily consists of a net benefit of $93.8 million due to the remeasurement of our deferred tax accounts to reflect the corporate rate reduction impact to our net deferred tax balances and a net expense for the transition tax of $32.4 million.

Reduction in U.S. Corporate Rate: The Act reduces the U.S. federal statutory corporate tax rate to 24.5 percent in fiscal year ending September 30, 2018 and 21 percent for fiscal year ending September 30, 2019 and beyond. We have recorded a provisional adjustment to our net deferred tax balances, with a corresponding discrete net tax benefit of $93.8 million in the current period. In our annual effective tax rate we have reflected the tax effect of the temporary differences that will originate subsequent to the Tax Act and are required to be remeasured at the 21 percent tax rate. While we are able to make a reasonable estimate of the impact of the reduction in corporate rate, we are continuing to analyze the temporary differences that existed on the date of enactment, and the temporary differences originating in the current fiscal year.

Transition Tax: The transition tax is a fiscal 2018 tax on the previously untaxed accumulated and current earnings and profits (E&P) of certain of our foreign subsidiaries.  In order to determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings.  E&P is similar to retained earnings of the subsidiary, but requires other adjustments to conform to U.S. tax rules.  We are able to make a reasonable estimate of the transition tax and recorded a provisional transition tax obligation of $32.4 million which the Company expects to elect to pay, net of certain tax credit carryforwards, over eight years beginning in fiscal 2019. This amount is presented in Other long-term liabilities. However, we are awaiting further interpretative guidance, continuing to assess available tax methods and elections, and continuing to gather additional information to more precisely compute the amount of the transition tax.

Global intangible low-taxed income (GILTI): The Tax Act includes a provision designed to currently tax global intangible low-taxed income starting in fiscal 2019. Due to the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act, the application of ASC 740, and are considering available accounting policy alternatives to adopt to either record the U.S. income tax effect of future GILTI inclusions in the period in which they arise or establish deferred taxes with respect to the expected future tax liabilities associated with future GILTI inclusions. Our accounting policies depend, in part, on analyzing our global income to determine whether we expect a tax liability resulting from the application of this provision, and, if so, whether and when to record related current and deferred income taxes. Whether we intend to recognize deferred tax liabilities related to the GILTI provisions is dependent, in part, on our assessment of the Company's future operating structure. In addition, we are awaiting further interpretive guidance in connection with the computation of the GILTI tax. For these reasons, we are not yet able to reasonably estimate the effect of this provision of the Tax Act. Therefore, we have not made any adjustments relating to potential GILTI tax in our financial statements and have not made a policy decision regarding our accounting for GILTI.

As of September 30, 2017, our practice and intention was to reinvest the earnings in our non-U.S. subsidiaries outside of the US, and no U.S. deferred income taxes or foreign withholding taxes were recorded. The transition tax noted above will result in the previously untaxed foreign earnings being included in the federal and state fiscal 2018 taxable income. We are currently analyzing our global working capital requirements and the potential tax liabilities that would be incurred if the non-U.S. subsidiaries distribute cash to the U.S. parent, which include local country withholding tax and potential U.S. state taxation. Furthermore, the transition tax will close a majority of the outside basis differences in our foreign corporations and any remaining temporary difference will potentially have some interaction with the GILTI tax noted above. For these reasons, we are not yet able to reasonably estimate the effect of this provision of the Tax Act and have not recorded any withholding or state tax liabilities, any deferred taxes attributable to GILTI (as noted above) or any deferred taxes attributable to our investment in our foreign subsidiaries.

We are also currently analyzing other provisions of the Tax Act that come into effect for tax years starting October 1, 2018 to determine if these items would impact the effective tax rate. These provisions include BEAT, eliminating U.S. federal income taxes on dividends from foreign subsidiaries, the treatment of amounts in accumulated other comprehensive income, the new provision that could limit the amount of deductible interest expense, and the limitations on the deductibility of certain executive compensation.

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

Earnings per share are calculated as follows (share information in thousands):

	Quarter Ended December 31
	2017	2016
Net income attributable to common shareholders	$88.3	$23.8

Average shares outstanding - Basic	65,906	65,504
Add potential effect of exercise of stock options and other unvested equity awards	1,526	1,356
Average shares outstanding - Diluted	67,432	66,860

Net income attributable to common shareholders per common share - Basic	$1.34	$0.36

Net income attributable to common shareholders per common share - Diluted	$1.31	$0.36

Shares with anti-dilutive effect excluded from the computation of Diluted EPS	233	500

Note 11. Common Stock

The stock-based compensation cost that was charged against income, net of tax, for all plans was $4.6 million and $3.2 million in the quarterly periods ended December 31, 2017 and 2016.

During the first quarter of fiscal 2017, we purchased 0.6 million shares of our common stock for $30.0 million in the open market. As of December 31, 2017, a cumulative total of $175.3 million had been used, leaving us with approximately $165.0 million of availability under the share repurchase program. This program does not have an expiration date and there are no plans to terminate this program in the future.

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

A reconciliation of changes in the warranty reserve for the periods covered in this report is as follows:

	Quarter Ended December 31
	2017	2016
Balance at beginning of period	$25.5	$27.5
Provision for warranties during the period	3.5	2.6
Warranty claims during the period	(3.7)	(3.8)
Balance at end of period	$25.3	$26.3

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

•
Front Line Care – globally provides respiratory care products, and sells medical diagnostic monitoring equipment and a diversified portfolio of physical assessment tools that assess, diagnose, treat, and manage a wide variety of illnesses and disease.

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

	Quarter Ended December 31
	2017	2016
Revenue:
Patient Support Systems	$334.4	$335.2
Front Line Care	224.6	201.8
Surgical Solutions	110.7	100.4
Total revenue	$669.7	$637.4

Divisional income:
Patient Support Systems	$53.4	$48.1
Front Line Care	55.4	53.2
Surgical Solutions	9.7	8.1

Other operating costs:
Non-allocated operating costs, administrative costs, and other	52.9	47.6
Special charges	13.5	5.8
Operating profit	52.1	56.0

Interest expense	(23.1)	(19.5)
Investment income and other, net	1.8	(1.2)
Income before income taxes	$30.8	$35.3

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

Forward-looking statements are not guarantees of future performance, and our actual results could differ materially from those set forth in any forward-looking statements. For a more in depth discussion of factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in our previously filed most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2017 (“2017 Form 10-K”) as well as the discussions in this “Management’s Discussion and Analysis”. We assume no obligation to update or revise any forward-looking statements unless required by law.

Overview

The following discussion and analysis should be read in conjunction with the accompanying interim financial statements and our 2017 Form 10-K.

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

Use of Non-GAAP Financial Measures

The accompanying Condensed Consolidated Financial Statements, including the related notes, are presented in accordance with accounting principles generally accepted in the U.S. ("GAAP"). We routinely provide gross margin, operating margin, income tax expense and earnings per share results on an adjusted basis because the Company’s management believes these measures contribute to an understanding of our financial performance, provide additional analytical tools to understand our results from core operations and reveal underlying trends. These measures exclude strategic developments, acquisition and integration costs, special charges, the one-time impact of the Tax Act as described in Note 9 or other unusual events. The Company also excludes expenses associated with the amortization of intangible assets associated with prior business acquisitions. These adjustments are made to allow investors to evaluate and understand operating trends excluding the non-cash impact of acquired intangible amortization on operating income and earnings per share.

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

•
Front Line Care – globally provides respiratory care products, and sells medical diagnostic monitoring equipment and a diversified portfolio of physical assessment tools that assess, diagnose, treat, and manage a wide variety of illnesses and disease.

•
Surgical Solutions – globally provides products that improve surgical safety and efficiency in the operating room including tables, lights, pendants, positioning devices and various other surgical products and accessories.

Net Revenue

					U.S.	OUS
	Quarter Ended December 31		Change As Reported	Constant Currency	Change As Reported	Change As Reported	Constant Currency
	2017	2016
Revenue:
Product sales and service	$575.2	$541.9	6.1%	3.8%	2.2%	13.9%	7.0%
Rental revenue	94.5	95.5	(1.0)%	(1.9)%	(1.8)%	4.7%	(2.9)%
Total revenue	$669.7	$637.4	5.1%	3.0%	1.5%	13.4%	6.5%

Revenue:
Patient Support Systems	$334.4	$335.2	(0.2)%	(1.9)%	(1.9)%	4.6%	(2.0)%
Front Line Care	224.6	201.8	11.3%	9.8%	7.1%	22.8%	17.0%
Surgical Solutions	110.7	100.4	10.3%	5.8%	1.8%	18.6%	9.7%
Total revenue	$669.7	$637.4	5.1%	3.0%	1.5%	13.4%	6.5%

OUS - Outside of the U.S.

Consolidated Revenue

Product sales and service revenue increased 6.1% on a reported basis or 3.8% on a constant currency basis primarily due to our acquisition of Mortara in February 2017 and OUS growth. This growth was partially offset by declines from businesses we recently divested within our Patient Support Systems segment. Excluding Mortara and businesses we recently divested or may divest, revenue increased approximately 2% on a constant currency basis in comparison to the prior year.

Rental revenue decreased 1.0% on a reported basis or 1.9% on a constant currency basis primarily due to volume declines.

Business Segment Revenue

Patient Support Systems revenue decreased 0.2% on a reported basis or 1.9% on a constant currency basis compared to the prior year. Both periods were impacted by lower revenue from businesses we recently divested or may divest. Excluding the impact of these businesses, revenue increased 2% on a constant currency basis for the three months ended December 31, 2017 in comparison to the prior year.

Front Line Care revenue increased 11.3% on a reported basis and 9.8% on a constant currency basis for the three months ended December 31, 2017 compared to the prior year, primarily due to the additional revenue from our Mortara acquisition in February 2017.

Surgical Solutions revenue increased 10.3% on a reported basis and 5.8% on a constant currency basis for the three months ended December 31, 2017 compared to the prior year, mainly due to strong OUS growth across most regions.

Gross Profit

	Quarter Ended December 31
	2017	2016
Gross Profit
Product sales and service	$271.1	$253.5
Percent of Related Revenue	47.1%	46.8%

Rental	48.5	49.1
Percent of Related Revenue	51.3%	51.4%

Total Gross Profit	$319.6	$302.6
Percent of Total Revenue	47.7%	47.5%

Product sales and service gross margin grew 30 basis points for the three months ended December 31, 2017 compared to the prior year primarily due to product mix and supply chain improvements partially offset by unfavorable geographic mix.

Rental gross margin was relatively consistent as a percentage of related revenue.

Operating Expenses

	Quarter Ended December 31
	2017	2016
Research and development expenses	$32.3	$32.0
Percent of Total Revenue	4.8%	5.0%

Selling and administrative expenses	$221.7	$208.8
Percent of Total Revenue	33.1%	32.8%

Research and development expenses increased 0.9% for the three months ended December 31, 2017 compared to the prior year, primarily due to timing of projects. As a percentage of revenue, research and development expenses remained relatively consistent.

As a percentage of total revenue, selling and administrative expenses increased compared to the prior year. Selling and administrative expenses include acquisition-related intangible asset amortization, acquisition and integration costs and significant litigation related costs totaling $33.1 million for the three months ended December 31, 2017 and $31.4 million for the three months ended December 31, 2016. Excluding these items, selling and administrative expenses increased 40 basis points due to the acquisition of Mortara in February 2017.

Business Segment Divisional Income

	Quarter Ended December 31		Change As Reported
	2017	2016
Divisional income:
Patient Support Systems	$53.4	$48.1	11.0%
Front Line Care	55.4	53.2	4.1%
Surgical Solutions	9.7	8.1	19.8%

Refer to Note 13 of our Condensed Consolidated Financial Statements for a description of how divisional income is determined.

Patient Support Systems divisional income increased 11.0% for the three months ended December 31, 2017 compared to the prior year, primarily due to lower operating expenses and an increase in margins from product mix and supply chain improvements.

Front Line Care divisional income increased 4.1% for the three months ended December 31, 2017 compared to the prior year as a result of our Mortara acquisition and higher margins from supply chain improvements.

Surgical Solutions divisional income increased 19.8% for the three months ended December 31, 2017 compared to the prior year, primarily due to revenue growth.

Special Charges and Other

	Quarter Ended December 31
	2017	2016
Special charges	$13.5	$5.8

Interest expense	$(23.1)	$(19.5)
Investment income and other, net	$1.8	$(1.2)

In connection with various organizational changes to improve our business alignment and cost structure, we recognized special charges of $13.5 million and $5.8 million for the quarters ended December 31, 2017 and 2016. These charges relate to the initiatives described in Note 8 of our Condensed Consolidated Financial Statements.

Interest expense was higher in the three months ended December 31, 2017 primarily due to the interest expense on our private offering of $300.0 million of senior unsecured notes in connection with the Mortara acquisition in February 2017. See Note 5 of our Condensed Consolidated Financial Statements for additional information.

Investment income and other, net increased in the three months ended December 31, 2017 primarily due to the gain we recorded related to the working capital settlement of the Völker disposition as well as favorable movements in foreign exchange rates.

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

	Quarter Ended December 31, 2017				Quarter Ended December 31, 2016
	Operating Margin[1]	Income Before Income Taxes	Income Tax Expense	Diluted EPS[1]	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS[1]
GAAP Basis	7.9%	$30.8	$(57.5)	$1.31	8.8%	$35.3	$11.8	$0.36
Adjustments:
Acquisition and integration costs	0.4%	2.4	0.6	0.03	0.9%	6.0	2.2	0.06
Acquisition-related intangible asset amortization	4.0%	26.7	6.6	0.30	4.0%	25.5	8.3	0.26
Litigation settlements and expenses	0.6%	4.0	1.1	0.04	—%	—	—	—
Special charges	2.0%	13.5	3.5	0.15	0.9%	5.8	1.9	0.06
Tax law change	—%	—	60.3	(0.89)	—%	—	(2.2)	0.03
Gain on disposition	—%	(1.0)	—	(0.01)	—%	(1.0)	(0.4)	(0.01)
Adjusted Basis	14.7%	$76.4	$14.6	$0.92	14.6%	$71.6	$21.6	$0.75
[1] Total does not add due to rounding

The effective tax rate for the quarter ended December 31, 2017 was (186.7)% compared to 33.4% for the comparable period in the prior year. The effective tax rate for the current year is lower than the comparable period in fiscal 2017 due primarily to recording the items attributable to the Tax Act as described in Note 9. The current year to date period includes other period tax benefits of $2.9 million primarily related to the excess tax benefits on deductible stock compensation. The comparable prior year period included period tax expenses of $1.7 million primarily related to the revaluation of the French deferred tax assets due to a tax law change that reduced the corporate tax rate in France.

The adjusted effective tax rate for the three months ended December 31, 2017 was 19.1% compared to 30.2% for the comparable period in the prior year. The lower adjusted tax rate in the current year is lower due primarily to the reduction in the corporate tax rate from the Tax Act legislation as described in Note 9 and period tax items related to the excess tax benefits on the deductible stock compensation.

Diluted earnings per share increased 263.9% on a reported basis and increased 22.7% on an adjusted basis for the three months ended December 31, 2017.

Liquidity and Capital Resources

	Quarter Ended December 31
	2017	2016
Cash Flows Provided By (Used In):
Operating activities	$93.1	$71.0
Investing activities	(25.1)	(14.1)
Financing activities	(68.1)	(50.2)
Effect of exchange rate changes on cash	2.0	(7.2)
Increase in Cash and Cash Equivalents	$1.9	$(0.5)

Operating Activities

Cash provided by operating activities increased $22.1 million compared to the prior year due primarily to changes in working capital activities. Cash provided by operating activities was driven primarily by net income, adjusted for the non-cash effects of the impact of the Tax Act legislation as described in Note 9, depreciation, amortization and stock compensation expense, along with the collections of high year-end receivables. These sources of cash were partially offset by the payout of performance-based compensation related to our 2017 fiscal year and other working capital activities.

Investing Activities

Cash used in investing activities increased $11.0 million compared to the prior year, primarily due to higher capital expenditures and the sale of our Architectural Products business in the prior year.

Financing Activities

Cash used in financing activities increased $17.9 million primarily due to higher debt repayments compared to the prior year, partially offset by $30.0 million of share repurchases in the open market during the first quarter of fiscal 2017. During the quarter, payments of long term debt totaled $27.4 million, while net borrowings decreased $50.0 million on our Revolving Credit Facility and increased $14.3 million on our Securitization Program. See Note 5 of our Condensed Consolidated Financial Statements for additional information on our financing agreements.

Other Liquidity Matters

In addition to the discussion of our financing agreements and share repurchases detailed in Note 5 and Note 11 of our Condensed Consolidated Financial Statements, our primary pension plan invests in a variety of equity and debt securities. At September 30, 2017, our latest measurement date, our pension plans were underfunded by approximately $61.4 million. Based on our current funded status, we are not required to make any contributions to our primary pension plan in fiscal 2018.

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

As of December 31, 2017, approximately 80% of our cash and cash equivalents were held by our foreign subsidiaries. As of September 30, 2017, our practice and intention was to reinvest the earnings in our non-U.S. subsidiaries outside of the U.S. As a result of the Tax Act described in Note 9, we are currently analyzing our global working capital requirements and potential tax liabilities that would be incurred if the non-U.S. subsidiaries distribute cash to the U.S. parent.

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

Contractual Obligations and Contingent Liabilities and Commitments

Other than the transition tax obligation discussed in Note 9, there have not been any significant changes since September 30, 2017 impacting our contractual obligations and contingent liabilities and commitments.

Critical Accounting Policies

Our accounting policies require management to make significant estimates and assumptions using information available at the time the estimates are made. Such estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenue, and expenses. If future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be affected. A detailed description of our accounting policies is included in Note 1 of our Condensed Consolidated Financial Statements and the Critical Accounting Policies Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2017 Form 10-K. There have been no material changes to such policies since September 30, 2017.

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

Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions. At December 31, 2017, the notional amount of open foreign exchange contracts was $55.2 million. These contracts were in a net liability position with an aggregate fair value of $1.0 million. The maximum length of time over which we hedge transaction exposures is generally 15 months. Derivative gains/(losses), initially reported as a component of Accumulated Other Comprehensive Loss, are reclassified to earnings in the period when the transaction affects earnings.

Refer to Note 5 of our Condensed Consolidated Financial Statements for discussions about our interest rate swap agreements.

For additional information on market risks related to our pension plan assets, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2017 Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

Our management, with the supervision and participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

For information regarding the risks we face, see the discussion under “Item 1A. Risk Factors” in our 2017 Form 10-K for the year ended September 30, 2017. There have been no material changes to the risk factors described in that report.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (2)
October 1, 2017 - October 31, 2017	3,563	$75.34	—	$164.7
November 1, 2017 - November 30, 2017	38,798	$81.46	—	$164.7
December 1, 2017 - December 31, 2017	1,013	$84.08	—	$164.7
Total	43,374		—

(1)	Shares purchased during the quarter ended December 31, 2017 were in connection with employee payroll tax withholding for restricted and deferred stock distributions.

(2)
In September 2017, the Board approved an increase to its previously announced share repurchase authorization to a total of $340.0 million. As of December 31, 2017, a cumulative total of $175.3 million had been used, leaving the company with approximately $165.0 million of availability under the share repurchase program. The plan does not have an expiration date and currently there are no plans to terminate this program in the future.

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

HILL-ROM HOLDINGS, INC.
(Registrant)

DATE: January 26, 2018	By:	/s/ Steven J. Strobel
	Name: Title:	Steven J. Strobel Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)