Form 10-Q
period 2018-03-31
Hill-Rom Holdings, Inc.
filed 2018-04-27
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)
☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
OR
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
Common Stock, without par value – 66,277,670 shares as of April 23, 2018.

HILL-ROM HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Quarter Ended March 31		Year to Date Ended March 31
	2018	2017	2018	2017
Net Revenue
Product sales and service	$610.7	$579.6	$1,185.9	$1,121.5
Rental revenue	99.8	99.3	194.3	194.8
Total revenue	710.5	678.9	1,380.2	1,316.3

Cost of Revenue
Cost of goods sold	313.7	305.7	617.8	594.1
Rental expenses	46.4	48.8	92.4	95.2
Total cost of revenue	360.1	354.5	710.2	689.3

Gross Profit	350.4	324.4	670.0	627.0

Research and development expenses	34.7	35.3	67.0	67.3
Selling and administrative expenses	232.7	222.4	454.4	431.2
Special charges (Note 8)	36.9	3.1	50.4	8.9

Operating Profit	46.1	63.6	98.2	119.6

Interest expense	(24.2)	(21.9)	(47.3)	(41.4)
Investment income and other, net	(0.4)	(0.4)	1.4	(1.6)

Income Before Income Taxes	21.5	41.3	52.3	76.6

Income tax expense (benefit) (Note 9)	(7.0)	7.3	(64.5)	19.1

Net Income	28.5	34.0	116.8	57.5

Less: Net loss attributable to noncontrolling interests	—	(0.4)	—	(0.7)

Net Income Attributable to Common Shareholders	$28.5	$34.4	$116.8	$58.2

Net Income Attributable to Common Shareholders per Common Share - Basic	$0.43	$0.52	$1.77	$0.89

Net Income Attributable to Common Shareholders per Common Share - Diluted	$0.42	$0.51	$1.73	$0.87

Dividends per Common Share	$0.20	$0.18	$0.38	$0.35

Average Common Shares Outstanding - Basic (thousands) (Note 10)	66,192	65,462	66,040	65,473

Average Common Shares Outstanding - Diluted (thousands) (Note 10)	67,597	67,132	67,508	67,057

See Notes to Condensed Consolidated Financial Statements (unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Quarter Ended March 31		Year to Date Ended March 31
	2018	2017	2018	2017
Net Income	$28.5	$34.0	$116.8	$57.5

Other Comprehensive Income (Loss), net of tax (Note 7):

Derivative instruments and hedges	7.9	(0.2)	11.3	10.0
Foreign currency translation adjustment	16.5	14.0	22.6	(25.5)
Change in pension and postretirement defined benefit plans	0.8	0.8	1.6	2.1
Total Other Comprehensive Income (Loss), net of tax	25.2	14.6	35.5	(13.4)

Total Comprehensive Income	53.7	48.6	152.3	44.1

Less: Comprehensive loss attributable to noncontrolling interests	—	(0.4)	—	(0.7)

Total Comprehensive Income Attributable to Common Shareholders	$53.7	$49.0	$152.3	$44.8
See Notes to Condensed Consolidated Financial Statements (unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In millions)

	March 31, 2018	September 30, 2017
ASSETS
Current Assets
Cash and cash equivalents	$239.0	$231.8
Trade accounts receivable, net of allowances (Note 2)	537.9	579.3
Inventories (Note 2)	315.1	284.5
Other current assets	109.0	70.6
Total current assets	1,201.0	1,166.2

Property, plant and equipment, net (Note 2)	341.8	355.4
Goodwill (Note 4)	1,754.2	1,759.6
Other intangible assets and software, net (Note 2)	1,088.1	1,144.0
Deferred income taxes (Notes 1 and 9)	41.5	40.9
Other assets	78.1	62.6
Total Assets	$4,504.7	$4,528.7

LIABILITIES
Current Liabilities
Trade accounts payable	$159.6	$167.9
Short-term borrowings (Note 5)	221.3	188.9
Accrued compensation	97.7	126.9
Accrued product warranties (Note 12)	25.0	25.5
Accrued rebates	38.0	39.7
Other current liabilities	108.9	109.8
Total current liabilities	650.5	658.7

Long-term debt (Note 5)	2,025.6	2,120.4
Accrued pension and postretirement benefits (Note 6)	78.7	78.1
Deferred income taxes (Notes 1 and 9)	180.0	266.2
Other long-term liabilities	59.5	39.7
Total Liabilities	2,994.3	3,163.1

Commitments and Contingencies (Note 14)

SHAREHOLDERS' EQUITY
Common Stock (Note 2)	4.4	4.4
Additional paid-in capital	596.7	584.4
Retained earnings	1,767.6	1,676.2
Accumulated other comprehensive loss (Note 7)	(74.5)	(110.0)
Treasury stock, at cost (Note 2)	(783.8)	(796.8)
Total Shareholders' Equity Attributable to Common Shareholders	1,510.4	1,358.2
Noncontrolling interests	—	7.4
Total Shareholders' Equity	1,510.4	1,365.6
Total Liabilities and Shareholders' Equity	$4,504.7	$4,528.7
See Notes to Condensed Consolidated Financial Statements (unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)	Year to Date Ended March 31
	2018	2017
Operating Activities
Net income	$116.8	$57.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	39.2	40.6
Amortization	9.6	10.0
Acquisition-related intangible asset amortization	53.7	52.1
Provision for deferred income taxes	(89.2)	(14.6)
Gain on disposal of property, equipment leased to others, intangible assets, and impairments	(0.6)	(3.0)
(Gain) loss on disposition of businesses	22.4	(1.0)
Stock compensation	15.8	12.2
Change in working capital excluding cash, current debt, acquisitions and dispositions:
Trade accounts receivable	45.7	25.4
Inventories	(29.0)	2.9
Other current assets	(37.9)	2.8
Trade accounts payable	(8.7)	(5.7)
Accrued expenses and other liabilities	(35.8)	(55.0)
Other, net	23.6	2.2
Net cash provided by operating activities	125.6	126.4
Investing Activities
Capital expenditures and purchases of intangible assets	(51.4)	(47.3)
Proceeds on sale of property and equipment leased to others	3.7	10.6
Payment for acquisition of businesses, net of cash acquired	—	(314.3)
Proceeds on sale of businesses	1.0	4.5
Other	(1.0)	(0.4)
Net cash used in investing activities	(47.7)	(346.9)
Financing Activities
Proceeds from borrowings on long-term debt	1.0	300.0
Payment of long-term debt	(54.9)	(36.6)
Borrowings on Revolving Credit Facility	75.0	53.0
Payments on Revolving Credit Facility	(95.0)	(60.8)
Borrowings on Securitization Program	51.4	—
Payments on Securitization Program	(37.3)	—
Debt issuance costs	—	(4.3)
Payment of cash dividends	(25.1)	(22.9)
Proceeds on exercise of stock options	10.5	14.6
Proceeds from stock issuance	3.0	2.3
Treasury stock acquired	(4.4)	(33.6)
Net cash provided by (used in) financing activities	(75.8)	211.7
Effect of exchange rate changes on cash	5.1	(4.7)
Net Cash Flows	7.2	(13.5)
Cash and Cash Equivalents:
At beginning of period	231.8	232.2
At end of period	$239.0	$218.7
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

As of March 31, 2018, we had $60.0 million of valuation allowances on deferred tax assets, on a tax-effected basis, primarily related to certain foreign deferred tax attributes that are not expected to be utilized. The valuation allowance total was not materially impacted by the Tax Cuts and Jobs Act enacted in December 2017. We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances.

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

Dispositions

During the second quarter of fiscal 2018, we entered into an agreement to convey certain net assets related to the Company’s third-party rental business, which is comprised of purchased moveable medical equipment that can be rented to customers, to Universal Hospital Services, Inc. (“UHS”) in exchange for UHS's agreement to dismiss its previously disclosed litigation against the Company subject to satisfaction of customary closing conditions (“Settlement Agreement”). We recorded a loss of $23.4 million in special charges, which includes approximately $20.4 million related to the non-cash loss reserve for the assets to be conveyed, and other Settlement Agreement related costs of approximately $3.0 million. The third-party rental business is part of our Patient Support Systems segment. The transaction is expected to close during our fiscal third quarter.

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

Note 2. Supplementary Balance Sheet Information

	March 31, 2018	September 30, 2017
Allowance for possible losses and discounts on trade receivables	$23.9	$25.1

Inventories:
Finished products	$156.5	$147.5
Raw materials and work in process	158.6	137.0
Total inventory	$315.1	$284.5

Accumulated depreciation of property, plant and equipment	$659.3	$624.2

Accumulated amortization of software and other intangible assets	$553.2	$492.3

Preferred stock, without par value:
Shares authorized	1,000,000	1,000,000
Shares issued	None	None

Common stock, without par value:
Shares authorized	199,000,000	199,000,000
Shares issued	88,457,634	88,457,634
Shares outstanding	66,230,972	65,813,794

Treasury shares	22,226,662	22,643,840

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

The results of Mortara are included in the Condensed Consolidated Financial Statements since the date of acquisition. The impact to our comparable quarter and year to date fiscal 2017 revenue and net income on an unaudited proforma basis, as if the Mortara acquisition had been consummated at the beginning of our fiscal 2017 year, would not have been significant.

The following summarizes the fair value of assets acquired and liabilities assumed at the date of the Mortara acquisition. The results are considered final.

Amount
Trade receivables	$16.4
Inventory	21.5
Other current assets	2.8
Property, plant and equipment	18.2
Goodwill	165.5
Trade names (7-year weighted average useful life)	15.8
Customer relationships (8-year useful life)	37.9
Developed technology (7-year useful life)	52.3
Other noncurrent assets	4.8
Current liabilities	(22.8)
Noncurrent liabilities	(1.2)
Total purchase price, net of cash acquired	$311.2

Goodwill in connection with the Mortara acquisition was allocated entirely to our Front Line Care segment. A majority of the goodwill is attributable to the acquired U.S. operations which is deductible for tax purposes.

Note 4. Goodwill and Indefinite-Lived Intangible Assets

The following summarizes goodwill activity by reportable segment:

	Patient Support Systems	Front Line Care	Surgical Solutions	Total
Balances at September 30, 2017
Goodwill	$545.0	$1,375.6	$311.8	$2,232.4
Accumulated impairment losses	(472.8)	—	—	(472.8)
Goodwill, net at September 30, 2017	72.2	1,375.6	311.8	1,759.6

Changes in Goodwill during the period:
Goodwill related to acquisitions	—	0.8	—	0.8
Deconsolidation of VIE	—	—	(13.2)	(13.2)
Currency translation effect	1.3	1.0	4.7	7.0

Balances at March 31, 2018
Goodwill	546.3	1,377.4	303.3	2,227.0
Accumulated impairment losses	(472.8)	—	—	(472.8)
Goodwill, net at March 31, 2018	$73.5	$1,377.4	$303.3	$1,754.2

During the second fiscal quarter of 2018, the Company deconsolidated a variable interest entity as a result of no longer having a controlling financial interest in the entity upon the termination of an exclusive distribution agreement. The portion of this entity's assets, including goodwill, liabilities and operating results that are not attributable to the Company are excluded from our Consolidated Financial Statements as of the effective date of the termination.

Note 5. Financing Agreements

Total debt consists of the following:

	March 31, 2018	September 30, 2017
Revolving credit facilities	$70.0	$90.0
Current portion of long-term debt	128.1	109.8
Senior secured Term Loan A, long-term portion	1,195.6	1,266.7
Senior unsecured 5.75% notes due on September 1, 2023	420.4	419.9
Senior unsecured 5.00% notes due on February 14, 2025	296.1	295.8
Unsecured 7.00% debentures due on February 15, 2024	13.6	13.6
Unsecured 6.75% debentures due on December 15, 2027	29.6	29.6
Securitization Program	93.2	79.1
Other	0.3	4.8
Total debt	2,246.9	2,309.3
Less Short-term borrowings	221.3	188.9
Total Long-term debt	$2,025.6	$2,120.4

In May 2017, we entered into a 364-day $110.0 million accounts receivable securitization program (the “Securitization Program”) with certain financial institutions. Under the terms of the Securitization Program, certain of our accounts receivable secure the amounts borrowed and cannot be used to pay our other debts or liabilities. The amount that we may borrow at a given point in time is determined based on the amount of qualifying accounts receivable that are present at such point in time. As of March 31, 2018, $93.2 million was borrowed under the Securitization Program. Borrowings outstanding under the Securitization Program bear interest at the London Interbank Offered Rate (“LIBOR”) plus the applicable margin of 0.675% and are included as a component of Short-term borrowings, while the accounts receivable securing these obligations remain as a component of Trade accounts receivable, net of allowances in our Condensed Consolidated Balance Sheets. In addition, the agreement governing the Securitization Program contains various customary affirmative and negative covenants, and customary default and termination provisions. As of March 31, 2018, we were in compliance with these covenants and provisions.

In February 2017, we entered into $300.0 million of senior unsecured notes maturing February 2025 for purposes of financing the Mortara acquisition. These notes bear interest at a fixed rate of 5.00% annually. We also have outstanding senior unsecured notes of $425.0 million maturing in September 2023 that bear interest at a fixed rate of 5.75% annually (collectively, the “Senior Notes”). These Senior Notes were issued at par in private placement offerings and are not registered securities on any public market. All of the notes were outstanding as of March 31, 2018. We are not required to make any mandatory redemption or sinking fund payments with respect to the Senior Notes, other than in certain circumstances such as a change in control or material sale of assets. We may redeem the 5.75% and 5.00% notes prior to maturity, but doing so prior to September 1, 2021 and February 15, 2023, respectively, would require payment of a premium on any amounts redeemed, the amount of which varies based on the timing of the redemption. The indentures governing the Senior Notes contain certain covenants which impose limitations on the amount of dividends we may pay and the amount of common shares we may repurchase in the open market, but we do not expect these covenants to affect our current dividend policy or open share repurchase program. The terms of these indentures also impose certain restrictions on the amount and type of additional indebtedness we may obtain in the future, as well as the types of liens and guarantees we may provide.

Our Senior Credit Agreement consists of two facilities as follows:

•	$1,462.5 million senior secured Term Loan A facility (“TLA Facility”), maturing in September 2021

•	Revolving Credit Facility, providing borrowing capacity of up to $700.0 million, maturing in September 2021

The TLA Facility and Revolving Credit Facility bear interest at variable rates which currently approximate 3.4%. These interest rates are based primarily on LIBOR, but under certain conditions could also be based on the U.S. Federal Funds Rate or the U.S. Prime Rate, at our option. The TLA Facility requires minimum principal payments of $109.7 million in fiscal 2018 and $146.3 million annually thereafter, with the remaining unpaid principal balance due at maturity. We are able to voluntarily prepay outstanding loans under the TLA Facility at any time. During the year to date period ended March 31, 2018, we made required minimum payments of $54.8 million on the TLA Facility.

At March 31, 2018, there were $70.0 million of borrowings on the Revolving Credit Facility, and available borrowing capacity was $622.0 million after giving effect to $8.0 million of outstanding standby letters of credit. The availability of borrowings under our Revolving Credit Facility is subject to our ability at the time of borrowing to meet certain specified conditions, including compliance with covenants contained in the Senior Credit Agreement.

The facilities provided by the Senior Credit Agreement are held with a syndicate of banks, which includes over 30 institutions. Our general corporate assets, including those of our subsidiaries, collateralize these obligations. The credit agreement governing these facilities contains financial covenants which specify a maximum secured net leverage ratio and a minimum interest coverage ratio, as such terms are defined in the credit agreement. These financial covenants are measured at the end of each fiscal quarter. The required ratios vary providing a gradually decreasing maximum secured net leverage ratio and a gradually increasing minimum interest coverage ratio, as set forth in the table below:

Any Fiscal Quarter Ended During the Calendar Year Ending:	Maximum Secured Net Leverage Ratio	Minimum Interest Coverage Ratio
December 31, 2017	4.00x	3.50x
December 31, 2018	3.50x	3.75x
December 31, 2019 and thereafter	3.00x	4.00x

We were in compliance with all financial covenants under our Senior Credit Agreement as of March 31, 2018.

We are exposed to market risk from fluctuations in interest rates. We sometimes manage our exposure to interest rate fluctuations through the use of interest rate swaps. As of March 31, 2018, we had seven interest rate swap agreements, with notional amounts of $750.0 million, in aggregate, to hedge the variability of cash flows associated with a portion of the variable interest rate payments through September 2021 on the Senior Secured Credit Facilities. The interest rate swaps have effective start dates ranging between December 31, 2017 and September 8, 2020 and were designated as cash flow hedges. As of March 31, 2018, these swaps were in a net asset position with an aggregate fair value of $21.7 million, all of which were classified as Other assets. As of September 30, 2017, these swaps were in a net asset position with an aggregate fair value of $7.3 million, of which $8.5 million were classified as Other assets and $1.2 million were classified as Other current liabilities. We classify fair value measurements on our interest rate swaps as Level 2, as described in Note 1.

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The book values of our short-term debt instruments and Revolving Credit Facility approximate fair value.

The estimated fair values of our long-term debt instruments, including the current portion, are described in the table below:

	March 31, 2018	September 30, 2017
Senior secured Term Loan A	$1,309.3	$1,364.8
Senior unsecured 5.75% notes due on September 1, 2023	440.5	449.3
Senior unsecured 5.00% notes due on February 14, 2025	297.9	311.9
Unsecured debentures	44.3	46.8
Total	$2,092.0	$2,172.8

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

	Quarter Ended March 31		Year to Date Ended March 31
	2018	2017	2018	2017
Service cost	$1.2	$1.5	$2.4	$2.9
Interest cost	2.8	2.4	5.5	4.9
Expected return on plan assets	(4.0)	(3.6)	(7.9)	(7.3)
Amortization of unrecognized prior service cost, net	—	—	—	0.1
Amortization of net loss	1.0	1.6	2.2	3.1
Net pension expense	$1.0	$1.9	$2.2	$3.7

In addition to defined benefit retirement plans, we also offer two domestic postretirement health care plans, one of which was assumed in the acquisition of Welch Allyn, that provide health care benefits to qualified retirees and their dependents. The plans are closed to new participants and include retiree cost sharing provisions. Annual costs related to these plans are not significant.

We have defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees. The general purpose of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings. Our contributions to the plans are based on eligibility and employee contributions. Expense under these plans was $7.5 million and $7.1 million in each of the quarterly periods ended March 31, 2018 and 2017, and $13.9 million and $13.1 million in the year to date periods ended March 31, 2018 and 2017.

Note 7. Other Comprehensive Income (Loss)

The following table represents the changes in accumulated other comprehensive loss by component:

	Quarter Ended March 31, 2018
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Derivative instruments and hedges	$9.7	$(0.5)	$9.2	$(1.3)	$7.9	$7.7	$7.9	$15.6
Foreign currency translation adjustment	16.5	—	16.5	—	16.5	(75.2)	16.5	(58.7)
Change in pension and postretirement defined benefit plans	(0.1)	1.0	0.9	(0.1)	0.8	(32.2)	0.8	(31.4)
Total	$26.1	$0.5	$26.6	$(1.4)	$25.2	$(99.7)	$25.2	$(74.5)

	Quarter Ended March 31, 2017
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Derivative instruments and hedges	$0.4	$(0.5)	$(0.1)	$(0.1)	$(0.2)	$7.1	$(0.2)	$6.9
Foreign currency translation adjustment	14.0	—	14.0	—	14.0	(154.7)	14.0	(140.7)
Change in pension and postretirement defined benefit plans	—	1.4	1.4	(0.6)	0.8	(49.5)	0.8	(48.7)
Total	$14.4	$0.9	$15.3	$(0.7)	$14.6	$(197.1)	$14.6	$(182.5)

	Year to Date Ended March 31, 2018
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Derivative instruments and hedges	$15.5	$(0.9)	$14.6	$(3.3)	$11.3	$4.3	$11.3	$15.6
Foreign currency translation adjustment	22.6	—	22.6	—	22.6	(81.3)	22.6	(58.7)
Change in pension and postretirement defined benefit plans	(0.2)	2.2	2.0	(0.4)	1.6	(33.0)	1.6	(31.4)
Total	$37.9	$1.3	$39.2	$(3.7)	$35.5	$(110.0)	$35.5	$(74.5)

	Year to Date Ended March 31, 2017
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Derivative instruments and hedges	$16.6	$(0.7)	$15.9	$(5.9)	$10.0	$(3.1)	$10.0	$6.9
Foreign currency translation adjustment	(25.5)	—	(25.5)	—	(25.5)	(115.2)	(25.5)	(140.7)
Change in pension and postretirement defined benefit plans	0.4	2.9	3.3	(1.2)	2.1	(50.8)	2.1	(48.7)
Total	$(8.5)	$2.2	$(6.3)	$(7.1)	$(13.4)	$(169.1)	$(13.4)	$(182.5)

The following table represents the items reclassified out of accumulated other comprehensive loss and the related tax effects:

	Quarter Ended March 31
	2018			2017
	Amount reclassified	Tax effect	Net of tax	Amount reclassified	Tax effect	Net of tax
Derivative instruments and hedges (a)	$(0.5)	$—	$(0.5)	$(0.5)	$0.1	$(0.4)
Change in pension and postretirement defined benefit plans (b)	$1.0	$(0.1)	$0.9	$1.4	$(0.6)	$0.8

	Year to Date Ended March 31
	2018			2017
	Amount reclassified	Tax effect	Net of tax	Amount reclassified	Tax effect	Net of tax
Derivative instruments and hedges (a)	$(0.9)	$0.2	$(0.7)	$(0.7)	$0.2	$(0.5)
Change in pension and postretirement defined benefit plans (b)	$2.2	$(0.4)	$1.8	$2.9	$(1.1)	$1.8

(a) Reclassified from accumulated other comprehensive income (loss) into Interest expense.
(b) Reclassified from accumulated other comprehensive income (loss) into Cost of goods sold and Selling and administrative expenses. These components are included in the computation of net periodic pension expense.

Note 8. Special Charges

In connection with various organizational changes to improve our business alignment and cost structure, we recognized special charges of $36.9 million and $3.1 million for the quarters ended March 31, 2018 and 2017, and $50.4 million and $8.9 million for the year to date periods ended March 31, 2018 and 2017. These charges are summarized as follows:

Dispositions
During the second quarter of fiscal 2018, we entered into an agreement to convey certain assets related to the Company's third-party rental business to UHS and recorded an after-tax loss of $23.4 million in special charges.

Business Optimization
During the first quarter of fiscal 2018, we initiated a global transformation program focused on reducing complexity, increasing efficiency, improving our cost structure and accelerating growth with targeted investments that align with our strategic priorities. For the quarter and year to date periods ended March 31, 2018, this program resulted in charges of $9.6 million and $18.8 million, of which $4.8 million and $10.8 million were severance and benefit costs. We continue to evaluate additional actions related to this program and expect additional special charges to be incurred. However, it is not practicable to estimate the amount of these future expected costs until such time as the evaluations are complete.

Site Consolidation
In the third quarter of fiscal 2015, we initiated a plan to streamline our operations and simplify our supply chain by consolidating certain manufacturing and distribution operations (“Site Consolidation”). As part of this action, we have announced the closure of five sites. During the quarter and year to date periods ended March 31, 2018, we recorded total charges of $3.8 million and $7.8 million, related to these efforts, of which $0.5 million and $0.7 million were severance and benefit costs. These amounts compare to charges of $6.2 million and $9.8 million, during the quarter and year to date periods ended March 31, 2017, of which $1.7 million were severance and benefit costs for the quarter and year to dates periods ended March 31, 2017.

During the second quarter of fiscal 2017, we sold our Charleston property for $6.1 million in cash proceeds and recorded a gain of $5.2 million.

Since the inception of the Site Consolidation program through March 31, 2018, we have recognized aggregate special charges of $42.8 million. We continue to evaluate our facilities footprint and expect to incur additional costs with respect to other actions in the future, however, it is not practicable to estimate the amount of these future expected costs until such time as the evaluations are complete.

Integration and Business Realignment
We acquired Mortara and Tridien and initiated integration activities to optimize the available synergies of our combined company. Additionally, with the acquisition of Welch Allyn in September 2015, we initiated plans to realign our business structure to facilitate the integration, take full advantage of available synergies, and position our existing businesses to capitalize on opportunities for growth. We also incurred costs, including severance and benefit costs, associated with other business realignment and integration activities. During the quarter and year to date periods ended March 31, 2018, we incurred total integration and business realignment charges of approximately $0.1 million and $0.4 million. These amounts compare to charges of $2.1 million and $2.3 million during the quarter and year to date periods ended March 31, 2017, of which $1.4 million were severance and benefit costs for the quarter and year to date periods ended March 31, 2017. We do not expect to incur significant additional special charges in relation to these activities.

For all accrued severance and other benefit charges described above, we record restructuring reserves within Other current liabilities. The reserve activity for severance and other benefits during the year to date period ended March 31, 2018 was as follows:

Balance at September 30, 2017	$9.0
Expenses	11.5
Cash Payments	(12.6)
Balance at March 31, 2018	$7.9

Note 9. Income Taxes

The effective tax rate for the quarter and year to date periods ended March 31, 2018 was (32.6)% and (123.3)% compared to 17.7% and 24.9% for the quarter and year to date periods in the prior year. The effective tax rate for the current quarter is lower than the comparable period in fiscal 2017 due to period tax benefits of $11.2 million primarily related to a change in a tax accounting method approved by the Internal Revenue Service in the current period. The change in accounting method resulted in a reduction in U.S. tax for prior year currency exchange losses. The effective tax rate for the year to date period is lower than the comparable period in fiscal 2017 due to the lower corporate tax rate and period tax benefits of $75.6 million primarily related to recording the items attributable to the new tax legislation in the U.S. as described below and the change in tax accounting method. The comparable prior year period included period tax benefits of $3.5 million primarily related to the adoption of the ASU 2016-09 partially offset by the expense to revalue the France deferred tax assets due to the law change that reduced the future corporate income tax rate in France.

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

We have recorded a provisional discrete net tax benefit of $61.4 million related to the Tax Act in the year to date period ending March 31, 2018. No additional adjustments were recorded in the current quarter. This net benefit primarily consists of a net benefit of $93.8 million due to the remeasurement of our deferred tax accounts to reflect the corporate rate reduction impact to our net deferred tax balances and a net expense for the transition tax of $32.4 million.

Reduction in U.S. Corporate Rate: The Tax Act reduces the U.S. federal statutory corporate tax rate to 24.5 percent in fiscal year ending September 30, 2018 and 21 percent for fiscal year ending September 30, 2019 and beyond. We have recorded a provisional adjustment to our net deferred tax balances, with a corresponding discrete net tax benefit of $93.8 million in the current year to date period. In our annual effective tax rate we have reflected the tax effect of the temporary differences that will originate subsequent to the Tax Act and are required to be remeasured at the 21 percent tax rate. While we are able to make a reasonable estimate of the impact of the reduction in corporate rate, we are continuing to analyze the temporary differences that existed on the date of enactment, and the temporary differences originating in the current fiscal year.

Transition Tax: The transition tax is a fiscal 2018 tax on the previously untaxed accumulated and current earnings and profits (E&P) of certain of our foreign subsidiaries.  In order to determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings.  E&P is similar to retained earnings of the subsidiary, but requires other adjustments to conform to U.S. tax rules.  We are able to make a reasonable estimate of the transition tax and recorded a provisional transition tax obligation of $32.4 million which we expect to elect to pay, net of certain tax credit carryforwards, over eight years beginning in fiscal 2019. This amount is presented in Other long-term liabilities. However, we are awaiting further interpretative guidance, continuing to assess available tax methods and elections, and continuing to gather additional information to more precisely compute the amount of the transition tax.

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

As of September 30, 2017, our practice and intention was to reinvest the earnings in our non-U.S. subsidiaries outside of the U.S., and no U.S. deferred income taxes or foreign withholding taxes were recorded. The transition tax noted above will result in the previously untaxed foreign earnings being included in the federal and state fiscal 2018 taxable income. We are currently analyzing our global working capital requirements and the potential tax liabilities that would be incurred if the non-U.S. subsidiaries distribute cash to the U.S. parent, which include local country withholding tax and potential U.S. state taxation. Furthermore, the transition tax will close a majority of the outside basis differences in our foreign corporations and any remaining temporary difference will potentially have some interaction with the GILTI tax noted above. For these reasons, we are not yet able to reasonably estimate the effect of this provision of the Tax Act and have not recorded any withholding or state tax liabilities, any deferred taxes attributable to GILTI (as noted above) or any deferred taxes attributable to our investment in our foreign subsidiaries.

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

Earnings per share are calculated as follows (share information in thousands):

	Quarter Ended March 31		Year to Date Ended March 31
	2018	2017	2018	2017
Net income attributable to common shareholders	$28.5	$34.4	$116.8	$58.2

Average shares outstanding - Basic	66,192	65,462	66,040	65,473
Add potential effect of exercise of stock options and other unvested equity awards	1,405	1,670	1,468	1,584
Average shares outstanding - Diluted	67,597	67,132	67,508	67,057

Net income attributable to common shareholders per common share - Basic	$0.43	$0.52	$1.77	$0.89

Net income attributable to common shareholders per common share - Diluted	$0.42	$0.51	$1.73	$0.87

Shares with anti-dilutive effect excluded from the computation of Diluted EPS	280	348	225	500

Note 11. Common Stock

The stock-based compensation cost that was charged against income, net of tax, for all plans was $7.0 million and $4.5 million in the quarterly periods ended March 31, 2018 and 2017, and $11.6 million and $7.7 million in the year to date periods ended March 31, 2018 and 2017.

During the first quarter of fiscal 2017, we purchased 0.6 million shares of our common stock for $30.0 million in the open market.
As of March 31, 2018, a cumulative total of $175.3 million of our share repurchase program had been used, leaving us with approximately $165.0 million of availability. This program does not have an expiration date and there are no plans to terminate this program in the future.

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

A reconciliation of changes in the warranty reserve for the periods covered in this report is as follows:

	Quarter Ended March 31		Year to Date Ended March 31
	2018	2017	2018	2017
Balance at beginning of period	$25.3	$26.3	$25.5	$27.5
Provision for warranties during the period	4.0	3.7	7.5	6.3
Warranty reserves acquired	—	1.9	—	1.9
Warranty claims during the period	(4.3)	(4.5)	(8.0)	(8.3)
Balance at end of period	$25.0	$27.4	$25.0	$27.4

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

•
Front Line Care – globally provides and sells patient monitoring and diagnostic technologies, including a diversified portfolio of physical assessment tools that help diagnose, treat and manage a wide variety of illnesses and diseases, as well as a portfolio of respiratory care devices.

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

	Quarter Ended March 31		Year to Date Ended March 31
	2018	2017	2018	2017
Revenue:
Patient Support Systems	$355.0	$362.9	$689.4	$698.1
Front Line Care	237.9	211.0	462.5	412.8
Surgical Solutions	117.6	105.0	228.3	205.4
Total revenue	$710.5	$678.9	$1,380.2	$1,316.3

Divisional income:
Patient Support Systems	$67.2	$63.2	$120.6	$111.3
Front Line Care	60.5	50.7	115.9	103.9
Surgical Solutions	15.5	9.2	25.2	17.3

Other operating costs:
Non-allocated operating costs, administrative costs, and other	60.2	56.4	113.1	104.0
Special charges	36.9	3.1	50.4	8.9
Operating profit	46.1	63.6	98.2	119.6

Interest expense	(24.2)	(21.9)	(47.3)	(41.4)
Investment income and other, net	(0.4)	(0.4)	1.4	(1.6)
Income before income taxes	$21.5	$41.3	$52.3	$76.6

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

Universal Hospital Services, Inc. Litigation

On March 7, 2018, we entered into a Settlement Agreement with UHS related to previously disclosed litigation which, among other things, provided for the conveyance of certain net assets relating to our third party rental business, subject to the satisfaction of customary closing conditions. UHS has agreed to drop its lawsuit against the Company as part of the Settlement Agreement. We have recorded a loss of $23.4 million in special charges, which includes approximately $20.4 million related to the non-cash loss reserve for the assets to be conveyed, and other Settlement Agreement related costs of approximately $3.0 million.

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

Hill-Rom Holdings, Inc. (“we,” “us,” “our,” or the “Company”), is a leading global medical technology company and more than 10,000 employees worldwide help people get better care inside and outside the hospital. Our innovations in five core areas – Advancing Mobility, Wound Care and Prevention, Patient Monitoring and Diagnostics, Surgical Safety and Efficiency, and Respiratory Health – improve clinical and economic outcomes and ensure caregivers in more than 100 countries have the products they need to protect their patients, speed up recoveries and manage conditions. Every day, around the world, we enhance outcomes for patients and their caregivers.

Use of Non-GAAP Financial Measures

The accompanying Condensed Consolidated Financial Statements, including the related notes, are presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”). We routinely provide gross margin, operating margin, income tax expense and earnings per share results on an adjusted basis because the Company’s management believes these measures contribute to an understanding of our financial performance, provide additional analytical tools to understand our results from core operations and reveal underlying trends. These measures exclude strategic developments, acquisition and integration costs, special charges, the one-time impact of the Tax Act as described in Note 9 or other unusual events. The Company also excludes the amortization of intangible assets associated with prior business acquisitions. These adjustments are made to allow investors to evaluate and understand operating trends excluding the non-cash impact of acquired intangible amortization on operating income and earnings per share.

Management uses these measures internally for planning, forecasting and evaluating the performance of the business. Investors should consider non-GAAP measures in addition to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP.

In addition, we present certain results on a constant currency basis which compares results between periods as if foreign currency exchange rates had remained consistent period-over-period. We monitor sales performance on an adjusted basis that eliminates the positive or negative effects that result from translating international sales into U.S. dollars. We calculate constant currency by applying the foreign currency exchange rate for the prior period to the local currency results for the current period. We believe that evaluating growth in net revenue on a constant currency basis provides an additional and meaningful assessment to both management and investors.

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

•
Front Line Care – globally provides and sells patient monitoring and diagnostic technologies, including a diversified portfolio of physical assessment tools that help diagnose, treat and manage a wide variety of illnesses and diseases, as well as a portfolio of respiratory care devices.

•
Surgical Solutions – globally provides products that improve surgical safety and efficiency in the operating room including tables, lights, pendants, positioning devices and various other surgical products and accessories.

Net Revenue

					U.S.	OUS
	Quarter Ended March 31		Change As Reported	Constant Currency	Change As Reported	Change As Reported	Constant Currency
	2018	2017
Revenue:
Product sales and service	$610.7	$579.6	5.4%	2.2%	1.1%	13.0%	4.1%
Rental revenue	99.8	99.3	0.5%	(0.8)%	0.1%	3.6%	(8.0)%
Total revenue	$710.5	$678.9	4.7%	1.8%	1.0%	12.5%	3.5%

Revenue:
Patient Support Systems	$355.0	$362.9	(2.2)%	(4.5)%	(5.5)%	6.5%	(2.0)%
Front Line Care	237.9	211.0	12.7%	10.7%	10.9%	17.0%	10.1%
Surgical Solutions	117.6	105.0	12.0%	5.6%	5.4%	18.4%	5.8%
Total revenue	$710.5	$678.9	4.7%	1.8%	1.0%	12.5%	3.5%

OUS - Outside of the U.S.

					U.S.	OUS
	Year to Date Ended March 31		Change As Reported	Constant Currency	Change As Reported	Change As Reported	Constant Currency
	2018	2017
Revenue:
Product sales and service	$1,185.9	$1,121.5	5.7%	3.0%	1.7%	13.4%	5.5%
Rental revenue	194.3	194.8	(0.3)%	(1.3)%	(0.8)%	4.1%	(5.5)%
Total revenue	$1,380.2	$1,316.3	4.9%	2.4%	1.2%	12.9%	4.9%

Revenue:
Patient Support Systems	$689.4	$698.1	(1.2)%	(3.3)%	(3.8)%	5.6%	(2.0)%
Front Line Care	462.5	412.8	12.0%	10.2%	9.0%	19.6%	13.3%
Surgical Solutions	228.3	205.4	11.1%	5.7%	3.6%	18.5%	7.7%
Total revenue	$1,380.2	$1,316.3	4.9%	2.4%	1.2%	12.9%	4.9%

OUS - Outside of the U.S.

Consolidated Revenue

Product sales and service revenue increased 5.4% and 5.7% on a reported basis, or 2.2% and 3.0% on a constant currency basis, for the three and six months ended March 31, 2018 primarily due to our acquisition of Mortara in February 2017 and OUS growth.

This growth was partially offset by declines from businesses we recently divested within our Patient Support Systems segment. Excluding Mortara up to the anniversary date of the acquisition and businesses we recently divested, revenue increased approximately 2% on a constant currency basis in comparison to the prior year for the three and six month periods.

Rental revenue increased 0.5% and decreased (0.3)% on a reported basis, or (0.8)% and (1.3)% on a constant currency basis, for the three and six months ended March 31, 2018 primarily due to volume declines.

Business Segment Revenue

Patient Support Systems revenue decreased (2.2)% and (1.2)% on a reported basis, or (4.5)% and (3.3)% on a constant currency basis, compared to the prior year. Both periods were impacted by lower revenue from businesses we recently divested or non-strategic assets the Company plans to exit. Excluding revenue from the these businesses and non-strategic assets, revenue decreased (1)% on a constant currency basis for the three months ended March 31, 2018 and is flat for the year to date period in comparison to the prior year.

Front Line Care revenue increased 12.7% and 12.0% on a reported basis, or 10.7% and 10.2% on a constant currency basis, for the three and six months ended March 31, 2018 compared to the prior year, primarily due to the additional revenue from our Mortara acquisition in February 2017 as well as strong second quarter growth in our Welch Allyn business.

Surgical Solutions revenue increased 12.0% and 11.1% on a reported basis, or 5.6% and 5.7% on a constant currency basis, for the three and six months ended March 31, 2018 compared to the prior year, mainly due to strong OUS growth in Europe and the Middle East as well as second quarter growth in the U.S. from new products.

Gross Profit

	Quarter Ended March 31		Year to Date Ended March 31
	2018	2017	2018	2017
Gross Profit
Product sales and service	$297.0	$273.9	$568.1	$527.4
Percent of Related Revenue	48.6%	47.3%	47.9%	47.0%

Rental	53.4	50.5	101.9	99.6
Percent of Related Revenue	53.5%	50.9%	52.4%	51.1%

Total Gross Profit	$350.4	$324.4	$670.0	$627.0
Percent of Total Revenue	49.3%	47.8%	48.5%	47.6%

Product sales and service gross margin increased 130 and 90 basis points for the three and six months ended March 31, 2018 compared to the prior year primarily due to product mix and supply chain improvements.

Rental gross margin increased 260 and 130 basis points for the three and six months ended March 31, 2018 compared to the prior year due to product mix and cost improvements in our fleet and field service infrastructure.

Operating Expenses

	Quarter Ended March 31		Year to Date Ended March 31
	2018	2017	2018	2017
Research and development expenses	$34.7	$35.3	$67.0	$67.3
Percent of Total Revenue	4.9%	5.2%	4.9%	5.1%

Selling and administrative expenses	$232.7	$222.4	$454.4	$431.2
Percent of Total Revenue	32.8%	32.8%	32.9%	32.8%

Research and development expenses decreased (1.7)% and (0.4)% for the three and six months ended March 31, 2018 compared to the prior year, primarily due to timing of projects. As a percentage of revenue, research and development expenses remained relatively consistent.

As a percentage of total revenue, selling and administrative expenses were relatively consistent during the quarter and year to date periods compared to the prior year. Selling and administrative expenses include acquisition-related intangible asset amortization, acquisition and integration costs and significant litigation related costs totaling $32.2 million and $65.3 million for the three and six months ended March 31, 2018 and $33.8 million and $65.2 million for the three and six months ended March 31, 2017. Excluding these items, selling and administrative expenses increased 40 basis points for the quarter and year to date periods as compared to prior periods due to the acquisition of Mortara in February 2017 and investment in sales and marketing.

Business Segment Divisional Income

	Quarter Ended March 31		Change As Reported	Year to Date Ended March 31		Change As Reported
	2018	2017		2018	2017
Divisional income:
Patient Support Systems	$67.2	$63.2	6.3%	$120.6	$111.3	8.4%
Front Line Care	60.5	50.7	19.3%	115.9	103.9	11.5%
Surgical Solutions	15.5	9.2	68.5%	25.2	17.3	45.7%

Refer to Note 13 of our Condensed Consolidated Financial Statements for a description of how divisional income is determined.

Patient Support Systems divisional income increased 6.3% and 8.4% for the three and six months ended March 31, 2018 compared to the prior year, primarily due to lower operating expenses and an increase in margins from product mix and operational improvements.

Front Line Care divisional income increased 19.3% and 11.5% for the three and six months ended March 31, 2018 compared to the prior year as a result of revenue growth and higher margins from product mix.

Surgical Solutions divisional income increased 68.5% and 45.7% for the three and six months ended March 31, 2018 compared to the prior year, primarily due to revenue growth and higher margins from supply chain improvements.

Special Charges and Other

	Quarter Ended March 31		Year to Date Ended March 31
	2018	2017	2018	2017
Special charges	$36.9	$3.1	$50.4	$8.9

Interest expense	$(24.2)	$(21.9)	$(47.3)	$(41.4)
Investment income and other, net	$(0.4)	$(0.4)	$1.4	$(1.6)

In connection with various organizational changes to improve our business alignment and cost structure, we recognized special charges of $36.9 million and $3.1 million for the quarters ended March 31, 2018 and 2017, and $50.4 million and $8.9 million for the year to date periods ended March 31, 2018. These charges relate to the initiatives described in Note 8 of our Condensed Consolidated Financial Statements.

Interest expense was higher in the three and six months ended March 31, 2018 primarily due to the interest expense on our private offering of $300.0 million of senior unsecured notes in connection with the Mortara acquisition in February 2017. See Note 5 of our Condensed Consolidated Financial Statements for additional information.

Investment income and other, net increased in the six months ended March 31, 2018 primarily due to the gain we recorded related to the working capital settlement of the Völker disposition as well as favorable movements in foreign exchange rates.

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

	Quarter Ended March 31, 2018				Quarter Ended March 31, 2017
	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS	Operating Margin[1]	Income Before Income Taxes	Income Tax Expense	Diluted EPS
GAAP Basis	6.5%	$21.5	$(7.0)	$0.42	9.4%	$41.3	$7.3	$0.51
Adjustments:
Acquisition and integration costs	0.4%	2.6	0.7	0.03	1.1%	7.2	3.4	0.06
Acquisition-related intangible asset amortization	3.8%	27.0	6.9	0.30	3.9%	26.6	9.0	0.26
Field corrective actions	—%	—	—	—	0.1%	0.5	(0.1)	0.01
Litigation expenses	0.3%	1.8	0.4	0.02	0.1%	0.9	0.3	0.01
Special charges	5.2%	36.9	9.7	0.40	0.5%	3.1	0.9	0.03
Tax method and law changes and related costs	—%	0.8	8.7	(0.12)	—%	—	—	—
Adjusted Basis	16.2%	$90.6	$19.4	$1.05	15.0%	$79.6	$20.8	$0.88
[1] Total does not add due to rounding

	Year to Date Ended March 31, 2018				Year to Date Ended March 31, 2017
	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS	Operating Margin[1]	Income Before Income Taxes	Income Tax Expense	Diluted EPS
GAAP Basis	7.1%	$52.3	$(64.5)	$1.73	9.1%	$76.6	$19.1	$0.87
Adjustments:
Acquisition and integration costs	0.4%	5.0	1.3	0.05	1.0%	13.2	5.6	0.11
Acquisition-related intangible asset amortization	3.9%	53.7	13.5	0.60	4.0%	52.1	17.3	0.52
Field corrective actions	—%	—	—	—	—%	0.5	(0.1)	0.01
Litigation expenses	0.4%	5.8	1.5	0.06	0.1%	0.9	0.3	0.01
Special charges	3.7%	50.4	13.2	0.55	0.7%	8.9	2.8	0.09
Tax method and law changes and related costs	—%	0.8	69.0	(1.01)	—%	—	(2.2)	0.03
Gain on disposition	—%	(1.0)	—	(0.01)	—%	(1.0)	(0.4)	(0.01)
Adjusted Basis	15.5%	$167.0	$34.0	$1.97	14.8%	$151.2	$42.4	$1.63
[1] Total does not add due to rounding

The effective tax rate for the quarter and year to date periods ended March 31, 2018 was (32.6)% and (123.3)% compared to 17.7% and 24.9% for the quarter and year to date periods in the prior year. The effective tax rate for the current quarter is lower than the comparable period in fiscal 2017 due to period tax benefits of $11.2 million primarily related to a change in a tax accounting method approved by the Internal Revenue Service in the current period. The change in accounting method resulted in a reduction in U.S. tax for prior year currency exchange losses. The effective tax rate for the year to date period is lower than the comparable period in fiscal 2017 due to the lower corporate tax rate and period tax benefits of $75.6 million primarily related to recording the items attributable to the new tax legislation in the U.S. as described in Note 9 and the change in tax accounting method. The comparable prior year period included period tax benefits of $3.5 million primarily related to the adoption of the ASU 2016-09 partially offset by the expense to revalue the France deferred tax assets due to the law change that reduced the future corporate income tax rate in France.

The adjusted effective tax rate for the three and six months ended March 31, 2018 was 21.4% and 20.4% compared to 26.1% and 28.0% for the comparable period in the prior year. The lower adjusted tax rate in the current year is due primarily to the reduction in the U.S. federal corporate tax rate from the Tax Act legislation as described in Note 9 and period tax items related to the excess tax benefits on deductible stock compensation.

Diluted earnings per share decreased 17.6% and increased 98.9% on a reported basis and increased 19.3% and 20.9% on an adjusted basis for the three and six months ended March 31, 2018.

Liquidity and Capital Resources

	Year to Date Ended March 31
	2018	2017
Cash Flows Provided By (Used In):
Operating activities	$125.6	$126.4
Investing activities	(47.7)	(346.9)
Financing activities	(75.8)	211.7
Effect of exchange rate changes on cash	5.1	(4.7)
Decrease in Cash and Cash Equivalents	$7.2	$(13.5)

Operating Activities

Cash provided by operating activities decreased $0.8 million compared to the prior year as higher net income, adjusted for non-cash items including the impact of the Tax Act legislation as described in Note 9, the conveyance of certain third party rental assets as described in Note 1, depreciation, amortization and stock compensation expense, was offset by changes in working capital activities. During the year to date period, net income adjusted for non-cash items and collection of receivables were partially offset by the payout of performance-based compensation related to our 2017 fiscal year and timing of other working capital activities.

Investing Activities

Cash used in investing activities decreased $299.2 million compared to the prior year, primarily due to our acquisition of Mortara in the second quarter of fiscal 2017. During the year to date period, cash used in investing activities consisted mainly of capital expenditures.

Financing Activities

Cash used in financing activities increased $287.5 million primarily due to proceeds from borrowings on long-term debt of $300.0 million during the prior year for the Mortara acquisition, partially offset by $30.0 million of share repurchases in the open market during the first quarter of fiscal 2017. During the year to date period, payments of long term debt totaled $54.9 million, while net borrowings decreased $20.0 million on our Revolving Credit Facility and increased $14.1 million on our Securitization Program. See Note 5 of our Condensed Consolidated Financial Statements for additional information on our financing agreements.

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

As of March 31, 2018, approximately 82.7% of our cash and cash equivalents were held by our foreign subsidiaries. As of September 30, 2017, our practice and intention was to reinvest the earnings in our non-U.S. subsidiaries outside of the U.S. As a result of the Tax Act described in Note 9, we are currently analyzing our global working capital requirements and potential tax liabilities that would be incurred if the non-U.S. subsidiaries distribute cash to the U.S. parent.

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

Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions. At March 31, 2018, the notional amount of open foreign exchange contracts was $33.8 million. These contracts were in a net liability position with an aggregate fair value of $0.3 million. The maximum length of time over which we hedge transaction exposures is generally 15 months. Derivative gains/(losses), initially reported as a component of Accumulated Other Comprehensive Loss, are reclassified to earnings in the period when the transaction affects earnings.

Refer to Note 5 of our Condensed Consolidated Financial Statements for discussions about our interest rate swap agreements.

For additional information on market risks related to our pension plan assets, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2017 Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

Our management, with the supervision and participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2018.

There have been no other changes to our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5.	OTHER INFORMATION

Amendment to Employment Agreements

On April 24, 2018, the Company entered into amended employment agreements with each of Mr. Andreas Frank, Mr. Paul Johnson, Mr. Carlos Alonso-Marum, Mr. Kenneth Meyers, Ms. Deborah Rasin, Mr. Alton Shader and Mr. Steven J. Strobel, and on April 23, 2018, the Company entered into an amended employment agreement with Mr. Francisco Canal Vega (collectively, the “Amended Employment Agreements”). Messrs. Frank’s and Shader’s employment agreements were initially entered into in 2011.  Mr. Strobel’s employment agreement was initially entered into in 2014.  Ms. Rasin’s and Messrs. Alonso-Marum’s and Meyers’ employment agreements were initially entered into in 2015. Mr. Johnson’s employment agreement was initially entered into in 2016.  Mr. Canal Vega’s employment agreement was initially entered into in 2017.

The Amended Employment Agreements provide that in the event the executive’s employment is terminated by the Company without cause on or before November 16, 2019, the executive will be entitled to receive cash payments for all outstanding unvested equity awards that are forfeited as a result of termination of employment that otherwise would have vested on before November 16, 2019, calculated as follows:

(i)
For each unvested stock option, an amount equal to the difference between the closing price of the Company’s common stock on the date of termination of employment and the stock option’s exercise price, with such payment to be made as soon as practicable following the date of termination of employment.

(ii)
For each unvested restricted stock unit, an amount equal to the closing price of the Company’s common stock on the date of termination of employment, with such cash payment to be made as soon as practicable following the effective date of termination of employment.

(iii)
For each unvested performance share unit, an amount equal to the closing price of the Company’s common stock on the last day of the applicable three-year performance period for such performance share unit, with the number of performance share units earned to be determined as of the end of the performance period based on actual Company financial performance for the full performance period and with such cash payment to be made as soon as practicable following the completion of the performance period.

Other than as set forth above, the respective employment agreements of the executive officers listed above remain unchanged.  The description of these Amended Employment Agreements does not purport to be complete and is subject to, and qualified in its entirety by, the complete text of the Amended Employment Agreements, copies of which are included herein as Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, 10.7, 10.8 and 10.9, which exhibits are incorporated by reference.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (2)
January 1, 2018 - January 31, 2018	9,903	$85.60	—	$164.7
February 1, 2018 - February 28, 2018	358	$84.83	—	$164.7
March 1, 2018 - March 31, 2018	176	$87.63	—	$164.7
Total	10,437		—

(1)	Shares purchased during the quarter ended March 31, 2018 were in connection with employee payroll tax withholding for restricted and deferred stock distributions.

(2)
In September 2017, the Board approved an increase to its previously announced share repurchase authorization to a total of $340.0 million. As of March 31, 2018, a cumulative total of $175.3 million had been used, leaving the Company with approximately $165.0 million of availability under the share repurchase program. The plan does not have an expiration date and currently there are no plans to terminate this program in the future.

Item 6.	EXHIBITS

A.	Exhibits

10.1	First Amendment to Employment Agreement between Andreas Frank and Hill-Rom Holdings, Inc. dated April 24, 2018

10.2	Employment Agreement between Paul Johnson and Hill-Rom Holdings, Inc. dated May 2, 2016

10.3	First Amendment to Employment Agreement between Paul Johnson and Hill-Rom Holdings, Inc. dated April 24, 2018

10.4	First Amendment to Employment Agreement between Carlos Alonso-Marum and Hill-Rom Holdings, Inc. dated April 24, 2018

10.5	First Amendment to Employment Agreement between Kenneth Meyers and Hill-Rom Holdings, Inc. dated April 24, 2018

10.6	First Amendment to Employment Agreement between Deborah Rasin and Hill-Rom Holdings, Inc. dated April 24, 2018

10.7	First Amendment to Employment Agreement between Alton Shader and Hill-Rom Holdings, Inc. dated April 24, 2018

10.8	First Amendment to Employment Agreement between Steven J. Strobel and Hill-Rom Holdings, Inc. dated April 24, 2018

10.9	First Amendment to Employment Agreement between Francisco Canal Vega and Hill-Rom Holdings, Inc. dated April 23, 2018

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Extension Labels Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILL-ROM HOLDINGS, INC.
(Registrant)

DATE: April 27, 2018	By:	/s/ Steven J. Strobel
	Name: Title:	Steven J. Strobel Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)