Form 10-Q
period 2018-06-30
Hill-Rom Holdings, Inc.
filed 2018-07-27
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)
☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
OR
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
Common Stock, without par value – 66,404,832 shares as of July 23, 2018.

HILL-ROM HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Quarter Ended June 30		Year to Date Ended June 30
	2018	2017	2018	2017
Net Revenue
Product sales and service	$617.6	$593.1	$1,803.5	$1,714.6
Rental revenue	91.0	96.0	285.3	290.8
Total net revenue	708.6	689.1	2,088.8	2,005.4

Cost of Revenue
Cost of goods sold	317.5	311.5	935.3	905.6
Rental expenses	43.1	46.5	135.5	141.7
Total cost of revenue	360.6	358.0	1,070.8	1,047.3

Gross Profit	348.0	331.1	1,018.0	958.1

Research and development expenses	33.6	34.9	100.6	102.2
Selling and administrative expenses	221.9	221.0	676.3	652.2
Special charges (Note 8)	14.0	34.8	64.4	43.7

Operating Profit	78.5	40.4	176.7	160.0

Interest expense	(24.2)	(23.8)	(71.5)	(65.2)
Investment income and other, net	1.2	(0.5)	2.6	(2.1)

Income Before Income Taxes	55.5	16.1	107.8	92.7

Income tax expense (benefit) (Note 9)	10.3	10.4	(54.2)	29.5

Net Income	45.2	5.7	162.0	63.2

Less: Net loss attributable to noncontrolling interests	—	(0.3)	—	(1.0)

Net Income Attributable to Common Shareholders	$45.2	$6.0	$162.0	$64.2

Net Income Attributable to Common Shareholders per Common Share - Basic	$0.68	$0.09	$2.45	$0.98

Net Income Attributable to Common Shareholders per Common Share - Diluted	$0.67	$0.09	$2.40	$0.95

Dividends per Common Share	$0.20	$0.18	$0.58	$0.53

Average Common Shares Outstanding - Basic (thousands) (Note 10)	66,299	65,795	66,121	65,567

Average Common Shares Outstanding - Diluted (thousands) (Note 10)	67,646	67,688	67,550	67,300

See Notes to Condensed Consolidated Financial Statements (unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Quarter Ended June 30		Year to Date Ended June 30
	2018	2017	2018	2017
Net Income	$45.2	$5.7	$162.0	$63.2

Other Comprehensive Income (Loss), net of tax (Note 7):

Derivative instruments and hedges	2.2	(2.4)	13.5	7.6
Foreign currency translation adjustment	(43.9)	38.1	(21.3)	12.6
Change in pension and postretirement defined benefit plans	1.0	0.6	2.6	2.7
Total Other Comprehensive Income (Loss), net of tax	(40.7)	36.3	(5.2)	22.9

Total Comprehensive Income	4.5	42.0	156.8	86.1

Less: Comprehensive loss attributable to noncontrolling interests	—	(0.3)	—	(1.0)

Total Comprehensive Income Attributable to Common Shareholders	$4.5	$42.3	$156.8	$87.1
See Notes to Condensed Consolidated Financial Statements (unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In millions)

	June 30, 2018	September 30, 2017
ASSETS
Current Assets
Cash and cash equivalents	$246.5	$231.8
Trade accounts receivable, net of allowances (Note 2)	555.5	579.3
Inventories (Note 2)	309.4	284.5
Other current assets	109.6	70.6
Total current assets	1,221.0	1,166.2

Property, plant and equipment, net (Note 2)	335.9	355.4
Goodwill (Note 4)	1,739.6	1,759.6
Other intangible assets and software, net (Note 2)	1,054.5	1,144.0
Deferred income taxes (Notes 1 and 9)	39.2	40.9
Other assets	75.2	62.6
Total Assets	$4,465.4	$4,528.7

LIABILITIES
Current Liabilities
Trade accounts payable	$163.4	$167.9
Short-term borrowings (Note 5)	304.8	188.9
Accrued compensation	127.2	126.9
Accrued product warranties (Note 12)	23.3	25.5
Accrued rebates	36.6	39.7
Other current liabilities	115.6	109.8
Total current liabilities	770.9	658.7

Long-term debt (Note 5)	1,865.3	2,120.4
Accrued pension and postretirement benefits (Note 6)	77.5	78.1
Deferred income taxes (Notes 1 and 9)	179.9	266.2
Other long-term liabilities	62.9	39.7
Total Liabilities	2,956.5	3,163.1

Commitments and Contingencies (Note 14)

SHAREHOLDERS' EQUITY
Common Stock (Note 2)	4.4	4.4
Additional paid-in capital	600.6	584.4
Retained earnings	1,799.4	1,676.2
Accumulated other comprehensive loss (Note 7)	(115.2)	(110.0)
Treasury stock, at cost (Note 2)	(780.3)	(796.8)
Total Shareholders' Equity Attributable to Common Shareholders	1,508.9	1,358.2
Noncontrolling interests	—	7.4
Total Shareholders' Equity	1,508.9	1,365.6
Total Liabilities and Shareholders' Equity	$4,465.4	$4,528.7
See Notes to Condensed Consolidated Financial Statements (unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)	Year to Date Ended June 30
	2018	2017
Operating Activities
Net income	$162.0	$63.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	58.5	60.5
Amortization	13.7	15.3
Acquisition-related intangible asset amortization	80.5	80.2
Provision (benefit) for deferred income taxes	(89.4)	(23.3)
(Gain) loss on disposal of property, equipment leased to others, intangible assets, and impairments	1.1	23.5
(Gain) loss on disposition of businesses	22.4	(1.0)
Stock compensation	21.6	17.5
Change in working capital excluding cash, current debt, acquisitions and dispositions:
Trade accounts receivable	20.5	13.7
Inventories	(27.4)	(1.8)
Other current assets	(38.5)	13.2
Trade accounts payable	(2.6)	1.0
Accrued expenses and other liabilities	1.0	(29.9)
Other, net	26.4	7.6
Net cash provided by operating activities	249.8	239.7
Investing Activities
Capital expenditures and purchases of intangible assets	(71.9)	(73.8)
Proceeds on sale of property and equipment leased to others	4.0	13.7
Payment for acquisition of businesses, net of cash acquired	—	(311.4)
Proceeds on sale of businesses	1.0	4.5
Other	2.2	(2.1)
Net cash used in investing activities	(64.7)	(369.1)
Financing Activities
Proceeds from borrowings on long-term debt	1.0	300.0
Payments of long-term debt	(137.4)	(54.9)
Borrowings on Revolving Credit Facility	75.0	108.0
Payments on Revolving Credit Facility	(165.0)	(248.8)
Borrowings on Securitization Program	68.2	101.3
Payments on Securitization Program	(40.7)	(14.5)
Borrowings on Note Securitization Facility	61.0	—
Debt issuance costs	(0.4)	(5.1)
Payments of cash dividends	(38.4)	(34.8)
Proceeds on exercise of stock options	13.6	17.5
Proceeds from stock issuance	4.5	3.5
Treasury stock acquired	(7.4)	(34.3)
Net cash provided by (used in) financing activities	(166.0)	137.9
Effect of exchange rate changes on cash	(4.4)	2.5
Net Cash Flows	14.7	11.0
Cash and Cash Equivalents:
At beginning of period	231.8	232.2
At end of period	$246.5	$243.2
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

The Condensed Consolidated Financial Statements include the accounts of Hill-Rom and its wholly-owned subsidiaries. In addition, we also consolidate variable interest entities (“VIEs”) where Hill-Rom is considered to have a controlling financial interest. Intercompany accounts and transactions have been eliminated in consolidation, including any intercompany transactions with consolidated VIEs. Where our ownership interest is less than 100%, the noncontrolling interests are reported in our Condensed Consolidated Financial Statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the period. Actual results could differ from those estimates and such differences could be material. Examples of such estimates include, but are not limited to, income taxes (Notes 1 and 9), accounts receivable reserves (Note 2), accrued warranties (Note 12), the impairment of intangibles and goodwill (Note 4), pension expense (Note 6), and commitments and contingencies (Note 14).

Fair Value Measurements

Fair value measurements of our financial assets and liabilities are classified and disclosed in one of the following three categories:

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

We record cash and cash equivalents, as disclosed on our Condensed Consolidated Balance Sheets, as Level 1 instruments and certain other derivatives and investments as either Level 2 or 3 instruments. Investments measured at Net Asset Value as a practical expedient are not categorized in the fair value hierarchy. Refer to Note 5 for disclosure of our debt instrument and interest rate swap fair values. There have not been significant changes in our classification of assets and liabilities during the fiscal quarter.

Taxes Collected from Customers and Remitted to Governmental Units

Taxes assessed by a governmental authority that are directly imposed on a revenue producing transaction between us and our customers, including but not limited to sales taxes, use taxes and value added taxes, are accounted for on a net (excluded from revenue and costs) basis.

Income Taxes

Hill-Rom and its eligible subsidiaries file a consolidated U.S. income tax return. Foreign operations file income tax returns in a number of jurisdictions. We have a variety of deferred tax assets in numerous tax jurisdictions which are computed using an asset and liability approach to reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. These deferred tax assets are subject to periodic assessment as to recoverability. If it is determined that it is more likely than not that the benefits will not be realized, valuation allowances are recognized. In evaluating whether it is more likely than not that we would recover these deferred tax assets, future taxable income, the reversal of existing temporary differences and tax planning strategies are considered.

As of June 30, 2018, we had $57.7 million of valuation allowances on deferred tax assets, on a tax-effected basis, primarily related to certain foreign deferred tax attributes that are not expected to be utilized. The valuation allowance total was not materially impacted by the Tax Cuts and Jobs Act (the “Tax Act”) enacted in the United States in December 2017. We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances.

We account for uncertain income tax positions using a threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The difference between the tax benefit recognized in the financial statements for an uncertain income tax position and the tax benefit claimed in the tax return is referred to as an unrecognized tax benefit. During the third quarter of fiscal 2018, the Company recorded a reserve of $2.3 million related to an unrecognized tax benefit in a non-US jurisdiction that the Company believes is not more likely than not of being sustained on audit.

Dispositions

During the second quarter of fiscal 2018, we entered into an agreement to convey certain net assets related to the Company’s third-party rental business, which is comprised of purchased moveable medical equipment that can be rented to customers, to Universal Hospital Services, Inc. (“UHS”) in exchange for UHS’s agreement to dismiss its previously disclosed litigation against the Company (“Settlement Agreement”). The third-party rental business was part of our Patient Support Systems segment. As a result, during the second quarter of fiscal 2018, we recorded a loss of $23.4 million in Special charges, which included $20.4 million related to the non-cash loss reserve for the assets to be conveyed, and other Settlement Agreement related costs of approximately $3.0 million. During the third quarter of fiscal 2018, we recorded an additional loss of $0.6 million in Special charges related to additional Settlement Agreement costs. During the third quarter of fiscal 2018, the transaction closed subject to potential purchase price adjustments.

During the fourth quarter of fiscal 2017, we sold our Völker business. During the first quarter of fiscal 2018, we recorded a gain of $1.0 million attributable to the final working capital settlement associated with the Völker transaction.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 which delayed the effective date of the new revenue guidance by one year, while permitting companies to early adopt the new standard as of the original effective date. As a result, the provisions of ASU 2014-09 and subsequent amendments, are effective for us in the first quarter of fiscal 2019 using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption. We plan to adopt the new standard effective October 1, 2018 and are continuing to evaluate the impact of adoption on our Consolidated Financial Statements and the implementation approach to be used.

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

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (Topic 740). This standard requires immediate recognition of the income tax consequences of intercompany asset transfers other than inventory. ASU 2016-16 is effective for our first quarter of fiscal 2019 and requires a modified retrospective transition method. We are currently in the process of evaluating the impact of it on our Consolidated Financial Statements.

In February 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This standard requires employers to include only the service cost component of net periodic pension cost in operating expenses, together with other employee compensation costs. The other components of net periodic pension cost, including interest cost, expected return on plan assets, amortization of prior service cost and settlement and curtailment effects, are to be included in non-operating expenses. The ASU is effective for our first quarter of fiscal 2019 and requires a retrospective transition method. We are currently in the process of evaluating the impact of it on our Consolidated Financial Statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This standard amends and simplifies hedge accounting guidance, as well as improves presentation and disclosure to align the economic effects of risk management strategies in the financial statements. More specifically, this update expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments in this update. ASU 2017-12 is effective for our first quarter of fiscal 2019 and requires a prospective transition method. We are currently in the process of evaluating the impact of it on our Consolidated Financial Statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220). The standard allows entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reform to retained earnings. ASU 2018-02 is effective for our first quarter of fiscal 2020. The amendments in this standard should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. Federal corporate income tax rate in the Tax Act is recognized. We are currently in the process of evaluating the impact of it on our Consolidated Financial Statements.

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The standard issued six technical corrections and improvements to clarify guidance in ASU 2016-01, which primarily impacted the accounting for equity investments, financial liabilities under fair value option, and the presentation and disclosure requirements of financial instruments. ASU 2018-03 is effective for our first quarter of fiscal 2019 and generally requires a modified retrospective transition method but requires prospective transition for equity investments without a readily determinable fair value. We are currently in the process of evaluating the impact of it on our Consolidated Financial Statements.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update). The standard is for companies that are not able to complete their accounting for the income tax effects of the Tax Cuts and Jobs Act in the period of enactment. The changes were effective when issued. See Note 9, Income Taxes, for additional information of how ASU 2018-05 impacts our Consolidated Financial Statements.

Except as noted above, there have been no significant changes to our assessment of the impact of recently issued accounting standards included in Note 1 of our Consolidated Financial Statements in our 2017 Form 10-K.

Note 2. Supplementary Balance Sheet Information

	June 30, 2018	September 30, 2017
Allowance for possible losses and discounts on trade receivables	$21.4	$25.1

Inventories:
Finished products	$147.5	$147.5
Raw materials and work in process	161.9	137.0
Total inventory	$309.4	$284.5

Accumulated depreciation of property, plant and equipment	$661.9	$624.2

Accumulated amortization of software and other intangible assets	$576.2	$492.3

Preferred stock, without par value:
Shares authorized	1,000,000	1,000,000
Shares issued	None	None

Common stock, without par value:
Shares authorized	199,000,000	199,000,000
Shares issued	88,457,634	88,457,634
Shares outstanding	66,383,659	65,813,794

Treasury shares	22,073,975	22,643,840

Note 3. Acquisitions

Mortara Instrument

On February 14, 2017, we completed the acquisition of Mortara Instrument, Inc. (“Mortara”) for consideration of $330.0 million in cash ($311.2 million, net of cash acquired), primarily financed through a private offering of $300.0 million of senior unsecured notes (Note 5). Mortara provides a portfolio of diagnostic cardiology devices designed to serve the full continuum of clinical care, from acute care to primary care and clinical research organizations.

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

Note 4. Goodwill and Indefinite-Lived Intangible Assets

The following summarizes goodwill activity by reportable segment:

	Patient Support Systems	Front Line Care	Surgical Solutions	Total
Balances at September 30, 2017
Goodwill	$545.0	$1,375.6	$311.8	$2,232.4
Accumulated impairment losses	(472.8)	—	—	(472.8)
Goodwill, net at September 30, 2017	72.2	1,375.6	311.8	1,759.6

Changes in Goodwill during the period:
Goodwill related to acquisitions	—	0.8	—	0.8
Deconsolidation of VIE	—	—	(13.2)	(13.2)
Currency translation effect	(0.5)	(5.5)	(1.6)	(7.6)

Balances at June 30, 2018
Goodwill	544.5	1,370.9	297.0	2,212.4
Accumulated impairment losses	(472.8)	—	—	(472.8)
Goodwill, net at June 30, 2018	$71.7	$1,370.9	$297.0	$1,739.6

During the second fiscal quarter of 2018, the Company deconsolidated a VIE as a result of no longer having a controlling financial interest in such entity upon the termination of an exclusive distribution agreement. The portion of this entity’s assets, including goodwill, liabilities and operating results that are not attributable to the Company are excluded from our Condensed Consolidated Financial Statements as of the effective date of the termination. The impact of this transaction was not significant to our Condensed Consolidated Financial Statements.

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

Testing for goodwill impairment is performed annually, or on an interim basis upon the occurrence of a triggering event or change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The annual evaluation of goodwill performed during the third quarter of fiscal 2018 and 2017 did not result in any impairments.

Indefinite-lived intangible assets

We have various indefinite-lived intangible assets representing trade names with a carrying value of $466.9 million as of June 30, 2018 and September 30, 2017. Testing for indefinite-lived intangible asset impairment is performed annually, or on an interim basis upon the occurrence of a triggering event or change in circumstances that would more likely than not reduce the fair value of an indefinite-lived intangible asset below its carrying amount. The annual evaluation of indefinite-lived intangible assets performed during the third quarter of fiscal 2018 and 2017 did not result in any impairments.

Note 5. Financing Agreements

Total debt consists of the following:

	June 30, 2018	September 30, 2017
Revolving credit facility	$—	$90.0
Current portion of long-term debt	137.2	109.8
Senior secured Term Loan A, long-term portion	1,104.9	1,266.7
Senior unsecured 5.75% notes due on September 1, 2023	420.6	419.9
Senior unsecured 5.00% notes due on February 14, 2025	296.2	295.8
Unsecured 7.00% debentures due on February 15, 2024	13.6	13.6
Unsecured 6.75% debentures due on December 15, 2027	29.6	29.6
Securitization Program	106.6	79.1
Note Securitization Facility	61.0	—
Other	0.4	4.8
Total debt	2,170.1	2,309.3
Less Short-term borrowings	304.8	188.9
Total Long-term debt	$1,865.3	$2,120.4

In May 2018, we renewed our 364-day accounts receivable securitization program (the “Securitization Program”) with certain financial institutions for borrowings up to $110.0 million. We also entered into an additional 364-day facility for borrowings up to $90.0 million (the “Note Securitization Facility”) in May 2018. Under the terms of each of the Securitization Program and Note Securitization Facility, certain of our accounts receivable secure the amounts borrowed and cannot be used to pay our other debts or liabilities. The amount that we may borrow at a given point in time is determined based on the amount of qualifying accounts receivable that are present at such point in time. As of June 30, 2018, $106.6 million and $61.0 million was borrowed under the Securitization Program and Note Securitization Facility, respectively. Borrowings outstanding under the Securitization Program and Note Securitization Facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus the applicable margin of 0.8% and 1.0%, respectively, and are included as a component of Short-term borrowings, while the accounts receivable securing these obligations remain as a component of Trade accounts receivable, net of allowances in our Condensed Consolidated Balance Sheets. In addition, the agreements governing the Securitization Program and Note Securitization Facility contain various customary affirmative and negative covenants, and customary default and termination provisions. As of June 30, 2018, we were in compliance with these covenants and provisions.

In February 2017, we entered into $300.0 million of senior unsecured notes maturing February 2025 for purposes of financing the Mortara acquisition. These notes bear interest at a fixed rate of 5.00% annually. We also have outstanding senior unsecured notes of $425.0 million maturing in September 2023 that bear interest at a fixed rate of 5.75% annually (collectively, the “Senior Notes”). These Senior Notes were issued at par in private placement offerings and are not registered securities on any public market. All of the notes were outstanding as of June 30, 2018. We are not required to make any mandatory redemption or sinking fund payments with respect to the Senior Notes, other than in certain circumstances such as a change in control or material sale of assets. We may redeem the 5.75% and 5.00% notes in whole or in part prior to maturity, but doing so prior to September 1, 2021 and February 15, 2023, respectively, would require payment of a premium on any amounts redeemed, the amount of which varies based on the timing of the redemption. The indentures governing the Senior Notes contain certain covenants which impose limitations on the amount of dividends we may pay and the amount of common shares we may repurchase in the open market, but we do not expect these covenants to affect our current dividend policy or open share repurchase program. The terms of these indentures also impose certain restrictions on the amount and type of additional indebtedness we may obtain in the future, as well as the types of liens and guarantees we may provide.

Our Senior Credit Agreement consists of two facilities as follows:

•	$1,462.5 million senior secured Term Loan A facility (“TLA Facility”), maturing in September 2021

•	Revolving Credit Facility, providing borrowing capacity of up to $700.0 million, maturing in September 2021

The TLA Facility and Revolving Credit Facility bear interest at variable rates which currently approximate 3.6%. These interest rates are based primarily on LIBOR, but under certain conditions could also be based on the U.S. Federal Funds Rate or the U.S. Prime Rate, at our option. The TLA Facility requires minimum principal payments of $109.7 million in fiscal 2018 and $146.3 million annually thereafter, with the remaining unpaid principal balance due at maturity. We are able to voluntarily prepay outstanding loans under the TLA Facility at any time. During the year to date period ended June 30, 2018, we made payments of $137.3 million on the TLA Facility.

As of June 30, 2018, there were no borrowings on the Revolving Credit Facility, and available borrowing capacity was $692.0 million after giving effect to $8.0 million of outstanding standby letters of credit. The availability of borrowings under our Revolving Credit Facility is subject to our ability at the time of borrowing to meet certain specified conditions, including compliance with covenants contained in the Senior Credit Agreement.

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

We were in compliance with all financial covenants under our financing agreements as of June 30, 2018.

We are exposed to market risk from fluctuations in interest rates. We sometimes manage our exposure to interest rate fluctuations through the use of interest rate swaps. As of June 30, 2018, we had seven interest rate swap agreements, with notional amounts of $750.0 million, in aggregate, to hedge the variability of cash flows associated with a portion of the variable interest rate payments through September 2021 on the Senior Secured Credit Facilities. The interest rate swaps have effective start dates ranging between December 31, 2017 and September 8, 2020 and were designated as cash flow hedges. As of June 30, 2018, these swaps were in a net asset position with an aggregate fair value of $23.7 million, all of which were classified as Other assets. As of September 30, 2017, these swaps were in a net asset position with an aggregate fair value of $7.3 million, of which $8.5 million were classified as Other assets and $1.2 million were classified as Other current liabilities. We classify fair value measurements on our interest rate swaps as Level 2, as described in Note 1.

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The book values of our short-term debt instruments and Revolving Credit Facility approximate fair value.

The estimated fair values of our long-term debt instruments, including the current portion, are described in the table below:

	June 30, 2018	September 30, 2017
Senior secured Term Loan A	$1,191.4	$1,364.8
Senior unsecured 5.75% notes due on September 1, 2023	436.3	449.3
Senior unsecured 5.00% notes due on February 14, 2025	294.3	311.9
Unsecured debentures	42.9	46.8
Total	$1,964.9	$2,172.8

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

	Quarter Ended June 30		Year to Date Ended June 30
	2018	2017	2018	2017
Service cost	$1.2	$1.4	$3.6	$4.3
Interest cost	2.7	2.5	8.2	7.4
Expected return on plan assets	(3.9)	(3.7)	(11.8)	(11.0)
Amortization of unrecognized prior service cost, net	0.1	—	0.1	0.1
Amortization of net loss	1.1	1.5	3.3	4.6
Net pension expense	$1.2	$1.7	$3.4	$5.4

In addition to defined benefit retirement plans, we also offer two postretirement health care plans in the United States that provide health care benefits to qualified retirees and their dependents. The plans are closed to new participants and include retiree cost sharing provisions. Annual costs related to these plans are not significant.

We have defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees. The general purpose of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings. Our contributions to the plans are based on eligibility and, in some cases, employee contributions. Expense under these plans was $7.0 million and $6.7 million in each of the quarterly periods ended June 30, 2018 and 2017, and $20.9 million and $19.8 million in the year to date periods ended June 30, 2018 and 2017.

Note 7. Other Comprehensive Income (Loss)

The following table represents the changes in accumulated other comprehensive loss by component:

	Quarter Ended June 30, 2018
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Derivative instruments and hedges	$4.8	$(1.9)	$2.9	$(0.7)	$2.2	$15.6	$2.2	$17.8
Foreign currency translation adjustment	(43.9)	—	(43.9)	—	(43.9)	(58.7)	(43.9)	(102.6)
Change in pension and postretirement defined benefit plans	0.3	1.1	1.4	(0.4)	1.0	(31.4)	1.0	(30.4)
Total	$(38.8)	$(0.8)	$(39.6)	$(1.1)	$(40.7)	$(74.5)	$(40.7)	$(115.2)

	Quarter Ended June 30, 2017
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Derivative instruments and hedges	$(3.5)	$(0.2)	$(3.7)	$1.3	$(2.4)	$6.9	$(2.4)	$4.5
Foreign currency translation adjustment	37.1	1.0	38.1	—	38.1	(140.7)	38.1	(102.6)
Change in pension and postretirement defined benefit plans	(0.5)	1.5	1.0	(0.4)	0.6	(48.7)	0.6	(48.1)
Total	$33.1	$2.3	$35.4	$0.9	$36.3	$(182.5)	$36.3	$(146.2)

	Year to Date Ended June 30, 2018
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Derivative instruments and hedges	$20.3	$(2.8)	$17.5	$(4.0)	$13.5	$4.3	$13.5	$17.8
Foreign currency translation adjustment	(21.3)	—	(21.3)	—	(21.3)	(81.3)	(21.3)	(102.6)
Change in pension and postretirement defined benefit plans	0.1	3.3	3.4	(0.8)	2.6	(33.0)	2.6	(30.4)
Total	$(0.9)	$0.5	$(0.4)	$(4.8)	$(5.2)	$(110.0)	$(5.2)	$(115.2)

	Year to Date Ended June 30, 2017
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Derivative instruments and hedges	$13.1	$(0.9)	$12.2	$(4.6)	$7.6	$(3.1)	$7.6	$4.5
Foreign currency translation adjustment	11.6	1.0	12.6	—	12.6	(115.2)	12.6	(102.6)
Change in pension and postretirement defined benefit plans	(0.1)	4.4	4.3	(1.6)	2.7	(50.8)	2.7	(48.1)
Total	$24.6	$4.5	$29.1	$(6.2)	$22.9	$(169.1)	$22.9	$(146.2)

The following table represents the items reclassified out of accumulated other comprehensive loss and the related tax effects:

	Quarter Ended June 30
	2018			2017
	Amount reclassified	Tax effect	Net of tax	Amount reclassified	Tax effect	Net of tax
Derivative instruments and hedges (a)	$(1.9)	$0.4	$(1.5)	$(0.2)	$—	$(0.2)
Foreign currency translation adjustment (b)	$—	$—	$—	$1.0	$—	$1.0
Change in pension and postretirement defined benefit plans (c)	$1.1	$(0.4)	$0.7	$1.5	$(0.5)	$1.0

	Year to Date Ended June 30
	2018			2017
	Amount reclassified	Tax effect	Net of tax	Amount reclassified	Tax effect	Net of tax
Derivative instruments and hedges (a)	$(2.8)	$0.6	$(2.2)	$(0.9)	$0.2	$(0.7)
Foreign currency translation adjustment (b)	$—	$—	$—	$1.0	$—	$1.0
Change in pension and postretirement defined benefit plans (c)	$3.3	$(0.8)	$2.5	$4.4	$(1.6)	$2.8

(a) Reclassified from accumulated other comprehensive income (loss) into Interest expense.
(b) Reclassified from accumulated other comprehensive income (loss) into Special charges.
(c) Reclassified from accumulated other comprehensive income (loss) into Cost of goods sold and Selling and administrative expenses. These components are included in the computation of net periodic pension expense.

Note 8. Special Charges

In connection with various organizational changes to improve our business alignment and cost structure, we recognized Special charges of $14.0 million and $34.8 million for the quarters ended June 30, 2018 and 2017, and $64.4 million and $43.7 million for the year to date periods ended June 30, 2018 and 2017. We continue to evaluate additional actions related to these programs and expect additional Special charges to be incurred. However, it is not practicable to estimate the amount of these future expected costs until such time as the evaluations are complete.

Special charges are summarized as follows:

Legal Claim Recovery
During the third quarter of fiscal 2018, we received a settlement payment for a legal claim and recorded a gain of $1.2 million in Special charges.

Dispositions
During the second quarter of fiscal 2018, we entered into an agreement to convey certain assets related to the Company’s third-party rental business to UHS and recorded a loss of $23.4 million in Special charges. During the third quarter of fiscal 2018, we recorded an additional loss of $0.6 million in Special charges related to additional Settlement Agreement costs.

During the third quarter of fiscal 2017, we entered into an agreement to sell our Völker business and recorded a loss of $26.8 million in Special charges, which includes (i) the impairment charges of $25.4 million relating mainly to non-cash write-downs of long-lived assets and working capital associated with the Völker brand portfolio; and (ii) transaction related costs of approximately $1.4 million. The sale took place during the fourth quarter of fiscal 2017.

Business Optimization
During the first quarter of fiscal 2018, we initiated a global transformation program focused on reducing complexity, increasing efficiency, improving our cost structure and accelerating growth with targeted investments that align with our strategic priorities. For the quarter and year to date periods ended June 30, 2018, this program resulted in charges of $7.0 million and $25.7 million, of which $1.9 million and $12.7 million were severance and benefit costs.

Site Consolidation
In the third quarter of fiscal 2015, we initiated a plan to streamline our operations and simplify our supply chain by consolidating certain manufacturing and distribution operations (“Site Consolidation”). As part of this action, we have announced the closure of five sites. During the quarter and year to date periods ended June 30, 2018, we recorded charges of $7.5 million and $15.3 million, related to these efforts, of which $1.3 million and $2.0 million were severance and benefit costs. These amounts compare to charges of $4.9 million and $14.7 million, during the quarter and year to date periods ended June 30, 2017, of which $0.4 million and $2.1 million were severance and benefit costs for the quarter and year to dates periods ended June 30, 2017.

During the second quarter of fiscal 2017, we sold our Charleston property for $6.1 million in cash proceeds and recorded a gain of $5.2 million.

Since the inception of the Site Consolidation program through June 30, 2018, we have recognized aggregate Special charges of $50.3 million.

Integration and Business Realignment
As we acquire businesses, we initiate integration activities and position our existing businesses to capitalize on opportunities for growth. We also incur costs, including severance and benefit costs, associated with other business realignment and integration activities. During the quarter and year to date periods ended June 30, 2018, we incurred integration and business realignment charges of approximately $0.1 million and $0.6 million. These amounts compare to charges of $3.1 million and $5.4 million during the quarter and year to date periods ended June 30, 2017, of which $1.8 million and $3.2 million were severance and benefit costs for the quarter and year to date periods ended June 30, 2017.

For all accrued severance and other benefit charges described above, we record restructuring reserves within Other current liabilities. The reserve activity for severance and other benefits during the year to date period ended June 30, 2018 was as follows:

Balance at September 30, 2017	$9.0
Expenses	14.7
Cash Payments	(16.7)
Reversals	(0.2)
Balance at June 30, 2018	$6.8

Note 9. Income Taxes

The effective tax rate for the quarter ended June 30, 2018 was 18.6% compared to 64.6% for the comparable period in the prior year. The effective tax rate for the current quarter is lower than the comparable period in fiscal 2017 due primarily to the lower corporate tax rate attributable to the new tax legislation in the U.S. The comparable prior year period also included the unfavorable impact of the non-deductible loss related to the agreement to sell our Völker business.

The effective tax rate for the year to date period ended June 30, 2018 was (50.3)% compared to 31.8% for the prior year to date period. The effective tax rate for the current year to date period is lower than the comparable period in fiscal 2017 due primarily to the lower corporate tax rate and a larger amount of period tax benefits in fiscal 2018. We have recorded current year to date tax benefits of $78.3 million primarily related to the new tax legislation in the U.S. as described below and the change in tax accounting method resulting in a reduction in U.S. tax for prior year currency exchange losses. The comparable prior year period included period tax benefits of $5.0 million primarily related to the adoption of ASU 2016-09 - Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting partially offset by the expense to revalue the France deferred tax assets due to the enactment of a lower future corporate income tax rate in France. The comparable prior year period also included the unfavorable impact of the non-deductible loss related to the agreement to sell our Völker business.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code which will impact our fiscal year ended September 30, 2018 including, but not limited to (1) reducing the U.S. Federal corporate tax rate, (2) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that may electively be paid over eight years, and (3) accelerated first year expensing of certain capital expenditures. The Tax Act reduces the federal corporate tax rate from 35.0% to 21.0% effective January 1, 2018 for calendar year tax filers. Internal Revenue Code Section 15 provides that our fiscal year ended September 30, 2018 will have a blended corporate tax rate of 24.5%, which is based on a proration of the applicable tax rates before and after the effective date of the Tax Act. The statutory tax rate of 21.0% will apply for fiscal 2019 and beyond.

The Tax Act also puts in place new tax laws that will impact our taxable income beginning in fiscal 2019, which include, but are not limited to (1) creating a Base Erosion Anti-abuse Tax (“BEAT”), which is a new minimum tax, (2) generally eliminating U.S. Federal income taxes on dividends from foreign subsidiaries, (3) a new provision designed to tax currently global intangible low-taxed income (“GILTI”), which allows for the possibility of utilizing foreign tax credits and a deduction equal to 50.0% to offset the income tax liability (subject to some limitations), (4) a provision that could limit the amount of deductible interest expense, (5) the repeal of the domestic production activity deduction, (6) limitations on the deductibility of certain executive compensation, and (7) limitations on the utilization of foreign tax credits to reduce the U.S. income tax liability.

Shortly after the Tax Act was enacted, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) which provides guidance on accounting for the Tax Act’s impact. SAB 118 provides a measurement period, which in no case should extend beyond one year from the Tax Act enactment date, during which a company acting in good faith may complete the accounting for the impacts of the Tax Act under ASC Topic 740. In accordance with SAB 118, the Company must reflect the income tax effects of the Tax Act in the reporting period in which the accounting under ASC Topic 740 is complete.

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

We have recorded a provisional discrete net tax benefit of $61.4 million related to the Tax Act in the year to date period ending June 30, 2018. No additional adjustments were recorded in the current quarter. This net benefit primarily consists of a net benefit of $93.8 million due to the remeasurement of our deferred tax accounts to reflect the corporate rate reduction impact to our net deferred tax balances and a net expense for the transition tax of $32.4 million.

Reduction in U.S. Corporate Rate: The Tax Act reduces the U.S. Federal statutory corporate tax rate to 24.5% in fiscal year ending September 30, 2018 and 21.0% for fiscal year ending September 30, 2019 and beyond. We have recorded a provisional adjustment to our net deferred tax balances, with a corresponding discrete net tax benefit of $93.8 million in the current year to date period. In our annual effective tax rate we have reflected the tax effect of the temporary differences that will originate subsequent to the Tax Act and are required to be remeasured at the 21.0% tax rate. While we are able to make a reasonable estimate of the impact of the reduction in corporate rate, we are continuing to analyze the temporary differences that existed on the date of enactment, and the temporary differences originating in the current fiscal year.

Transition Tax: The transition tax is a fiscal 2018 tax on the previously untaxed accumulated and current earnings and profits (“E&P”) of certain of our foreign subsidiaries.  In order to determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings.  E&P is similar to retained earnings of the subsidiary, but requires other adjustments to conform to U.S. tax rules.  We were able to make a reasonable estimate of the transition tax and recorded a provisional transition tax obligation of $32.4 million which we expect to elect to pay, net of certain tax credit carryforwards, over eight years beginning in fiscal 2019. Of this amount, $30.5 million is presented in Other long-term liabilities and $1.9 million is presented in Other current liabilities. However, we are awaiting further interpretative guidance, continuing to assess available tax methods and elections, and continuing to gather additional information to more precisely compute the amount of the transition tax.

GILTI: The Tax Act includes a provision designed to currently tax global intangible low-taxed income starting in fiscal 2019. Due to the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act, the application of ASC 740, and are considering available accounting policy alternatives to adopt to either record the U.S. income tax effect of future GILTI inclusions in the period in which they arise or establish deferred taxes with respect to the expected future tax liabilities associated with future GILTI inclusions. Our accounting policies depend, in part, on analyzing our global income to determine whether we expect a tax liability resulting from the application of this provision, and, if so, whether and when to record related current and deferred income taxes. Whether we intend to recognize deferred tax liabilities related to the GILTI provisions is dependent, in part, on our assessment of the Company's future operating structure. In addition, we are awaiting further interpretive guidance in connection with the computation of the GILTI tax. For these reasons, we are not yet able to reasonably estimate the effect of this provision of the Tax Act. Therefore, we have not made any adjustments relating to potential GILTI tax in our financial statements and have not made a policy decision regarding our accounting for GILTI.

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

Earnings per share are calculated as follows (share information in thousands):

	Quarter Ended June 30		Year to Date Ended June 30
	2018	2017	2018	2017
Net income attributable to common shareholders	$45.2	$6.0	$162.0	$64.2

Average shares outstanding - Basic	66,299	65,795	66,121	65,567
Add potential effect of exercise of stock options and other unvested equity awards	1,347	1,893	1,429	1,733
Average shares outstanding - Diluted	67,646	67,688	67,550	67,300

Net income attributable to common shareholders per common share - Basic	$0.68	$0.09	$2.45	$0.98

Net income attributable to common shareholders per common share - Diluted	$0.67	$0.09	$2.40	$0.95

Shares with anti-dilutive effect excluded from the computation of Diluted EPS	273	2	249	225

Note 11. Common Stock

The stock-based compensation cost that was charged against income, net of tax, for all plans was $4.3 million and $3.4 million in the quarterly periods ended June 30, 2018 and 2017, and $15.9 million and $11.1 million in the year to date periods ended June 30, 2018 and 2017.

In connection with employee payroll tax withholding for restricted and deferred stock distributions, we purchased 0.1 million shares of our common stock for $7.4 million in the year to date period ended June 30, 2018, and 0.1 million shares for $4.3 million in the comparable prior year period.

We did not purchase any shares of our common stock in the open market under our share repurchase program in the year to date period ended June 30, 2018. In the comparable year to date period, we repurchased 0.6 million shares of our common stock in the for $30.0 million.

As of June 30, 2018, a cumulative total of $175.3 million of our share repurchase program had been used, leaving us with the ability to repurchase shares with a value of $164.7 million. This program does not have an expiration date and there are no plans to terminate this program in the future.

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

A reconciliation of changes in the warranty reserve for the periods covered in this report is as follows:

	Quarter Ended June 30		Year to Date Ended June 30
	2018	2017	2018	2017
Balance at beginning of period	$25.0	$27.4	$25.5	$27.5
Provision for warranties during the period	2.1	4.0	9.6	10.3
Warranty reserves acquired	—	—	—	1.9
Warranty claims during the period	(3.8)	(4.5)	(11.8)	(12.8)
Balance at end of period	$23.3	$26.9	$23.3	$26.9

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

	Quarter Ended June 30		Year to Date Ended June 30
	2018	2017	2018	2017
Revenue:
Patient Support Systems	$359.7	$354.7	$1,049.1	$1,052.8
Front Line Care	239.0	227.1	701.5	639.9
Surgical Solutions	109.9	107.3	338.2	312.7
Total revenue	$708.6	$689.1	$2,088.8	$2,005.4

Divisional income:
Patient Support Systems	$71.3	$62.8	$191.9	$174.1
Front Line Care	62.2	56.4	178.1	160.3
Surgical Solutions	11.4	8.7	36.6	26.0

Other operating costs:
Non-allocated operating costs, administrative costs, and other	52.4	52.7	165.5	156.7
Special charges	14.0	34.8	64.4	43.7
Operating profit	78.5	40.4	176.7	160.0

Interest expense	(24.2)	(23.8)	(71.5)	(65.2)
Investment income and other, net	1.2	(0.5)	2.6	(2.1)
Income before income taxes	$55.5	$16.1	$107.8	$92.7

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

Self Insurance

We are also involved in other possible claims, including product and general liability, workers’ compensation, auto liability and employment related matters. Such claims in the United States have deductibles and self-insured retentions at various limits up to $1.0 million per occurrence or per claim, depending upon the type of coverage and policy period. International deductibles and self-insured retentions are lower. We are also generally self-insured up to certain stop-loss limits for certain employee health benefits, including medical, drug and dental. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims and outside actuarial analysis, which are based on historical information along with certain assumptions about future events. Such estimated reserves are classified as Other Current Liabilities and Other Long-Term Liabilities within the Condensed Consolidated Balance Sheets.

Universal Hospital Services, Inc. - Dismissal of Litigation

On March 7, 2018, we entered into a Settlement Agreement with UHS related to previously disclosed litigation which, among other things, provided for the conveyance of certain net assets relating to our third-party rental business (Note 1). On May 15, 2018, the Company and UHS entered into a motion for dismissal with prejudice whereby UHS agreed to drop its lawsuit against the Company as part of the Settlement Agreement. On June 1, 2018, the United States District Court - Western District of Texas dismissed the case with prejudice.

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

Forward-looking statements are not guarantees of future performance, and our actual results could differ materially from those set forth in any forward-looking statements. For a more in-depth discussion of factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in our previously filed most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2017 (“2017 Form 10-K”) as well as the discussions in this “Management’s Discussion and Analysis”. We assume no obligation to update or revise any forward-looking statements unless required by law.

Overview

The following discussion and analysis should be read in conjunction with the accompanying interim financial statements and our 2017 Form 10-K.

Hill-Rom is a leading global medical technology company with more than 10,000 employees worldwide. We partner with health care providers in more than 100 countries, across all care settings, by focusing on patient care solutions that improve clinical and economic outcomes in five core areas: Advancing Mobility, Wound Care and Prevention, Patient Monitoring and Diagnostics, Surgical Safety and Efficiency and Respiratory Health. Our innovations ensure caregivers have the products they need to help diagnose, treat and protect their patients; speed up recoveries; and manage conditions. Every day, around the world, we enhance outcomes for patients and their caregivers.

Use of Non-GAAP Financial Measures

The accompanying Condensed Consolidated Financial Statements, including the related notes, are presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”). In addition to the results reported in accordance with GAAP, we routinely provide gross margin, operating margin, income tax expense and earnings per diluted share results on an adjusted basis because the Company’s management believes these measures contribute to an understanding of our financial performance, provide additional analytical tools to understand our results from core operations and reveal underlying operating trends. These measures exclude strategic developments, acquisition and integration costs, special charges, the one-time impact of the Tax Cuts and Jobs Act (the “Tax Act”) as described in Note 9 of our Condensed Consolidated Financial Statements and other unusual events. The Company also excludes expenses associated with the amortization of intangible assets associated with business acquisitions. These adjustments are made to allow investors to evaluate and understand operating trends excluding the non-cash impact of acquired intangible amortization on operating income and earnings per diluted share.

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

Net Revenue

					U.S.	OUS
	Quarter Ended June 30		Change As Reported	Constant Currency	Change As Reported	Change As Reported	Constant Currency
	2018	2017
Revenue:
Product sales and service	$617.6	$593.1	4.1%	2.6%	7.7%	(2.3)%	(6.6)%
Rental revenue	91.0	96.0	(5.2)%	(5.9)%	(6.0)%	1.0%	(5.8)%
Total net revenue	$708.6	$689.1	2.8%	1.4%	5.2%	(2.2)%	(6.6)%

Revenue:
Patient Support Systems	$359.7	$354.7	1.4%	0.3%	5.3%	(8.6)%	(12.5)%
Front Line Care	239.0	227.1	5.2%	4.0%	4.1%	8.1%	3.7%
Surgical Solutions	109.9	107.3	2.4%	(0.4)%	7.8%	(2.5)%	(7.9)%
Total net revenue	$708.6	$689.1	2.8%	1.4%	5.2%	(2.2)%	(6.6)%

OUS - Outside of the U.S.

					U.S.	OUS
	Year to Date Ended June 30		Change As Reported	Constant Currency	Change As Reported	Change As Reported	Constant Currency
	2018	2017
Revenue:
Product sales and service	$1,803.5	$1,714.6	5.2%	2.9%	3.7%	7.9%	1.2%
Rental revenue	285.3	290.8	(1.9)%	(2.9)%	(2.5)%	3.1%	(5.6)%
Total net revenue	$2,088.8	$2,005.4	4.2%	2.0%	2.6%	7.7%	0.9%

Revenue:
Patient Support Systems	$1,049.1	$1,052.8	(0.4)%	(2.1)%	(0.7)%	0.7%	(5.7)%
Front Line Care	701.5	639.9	9.6%	8.0%	7.3%	15.6%	9.9%
Surgical Solutions	338.2	312.7	8.2%	3.6%	5.0%	11.2%	2.3%
Total net revenue	$2,088.8	$2,005.4	4.2%	2.0%	2.6%	7.7%	0.9%

OUS - Outside of the U.S.

Consolidated Revenue

Product sales and service revenue increased 4.1% and 5.2% on a reported basis, or 2.6% and 2.9% on a constant currency basis, for the three and nine months ended June 30, 2018 primarily due to our acquisition of Mortara in February 2017 and US growth in the third quarter of fiscal 2018. This growth was partially offset by third quarter declines in OUS due to a large order in the Middle East in the prior year.

Rental revenue decreased (5.2)% and (1.9)% on a reported basis, or (5.9)% and (2.9)% on a constant currency basis, for the three and nine months ended June 30, 2018 primarily due to volume declines from the divestiture of the Company's third-party rental business.

Business Segment Revenue

Patient Support Systems revenue increased 1.4% and decreased (0.4)% on a reported basis, or increased 0.3% and decreased (2.1)% on a constant currency basis, for the three and nine months ended June 30, 2018 compared to the prior year. The increase in the quarter to date period was driven by strong growth in hospital bed frames, clinical workflow solutions and patient handling equipment. The year to date period was impacted by lower revenue from the businesses we recently divested.

Front Line Care revenue increased 5.2% and 9.6% on a reported basis, or 4.0% and 8.0% on a constant currency basis, for the three and nine months ended June 30, 2018. Compared to the prior year periods, these improvements were primarily due to the additional revenue from our Mortara acquisition in February 2017 and strong third quarter growth in our Welch Allyn and respiratory care businesses due to the launch of new products.

Surgical Solutions revenue increased 2.4% and 8.2% on a reported basis, or decreased (0.4)% and increased 3.6% on a constant currency basis, for the three and nine months ended June 30, 2018. Compared to the prior year, this improvement was mainly due to strong U.S. growth in both the three and nine month periods, though it was offset in the third quarter by decline in OUS due to a large order in the Middle East in the prior year. For the nine month period, growth in OUS was driven by our Europe and Middle East regions.

Gross Profit

	Quarter Ended June 30		Year to Date Ended June 30
	2018	2017	2018	2017
Gross Profit
Product sales and service	$300.1	$281.6	$868.2	$809.0
Percent of Related Revenue	48.6%	47.5%	48.1%	47.2%

Rental	47.9	49.5	149.8	149.1
Percent of Related Revenue	52.6%	51.6%	52.5%	51.3%

Total Gross Profit	$348.0	$331.1	$1,018.0	$958.1
Percent of Total Revenue	49.1%	48.0%	48.7%	47.8%

Product sales and service gross margin increased 110 basis points and 90 basis points for the three and nine months ended June 30, 2018 compared to the prior year primarily due to the margin impact of recent acquisition and divestiture activity and supply chain cost improvements.

Rental gross margin increased 100 basis points and 120 basis points for the three and nine months ended June 30, 2018 compared to the prior year due to product mix and cost improvements in our fleet and field service infrastructure, as well as the third quarter divestiture of the Company's third-party rental business.

For the three and nine months ended June 30, 2017, gross margin included an inventory step-up of $1.8 million and $2.8 million in cost of goods sold related to the Mortara acquisition.

Operating Expenses

	Quarter Ended June 30		Year to Date Ended June 30
	2018	2017	2018	2017
Research and development expenses	$33.6	$34.9	$100.6	$102.2
Percent of Total Revenue	4.7%	5.1%	4.8%	5.1%

Selling and administrative expenses	$221.9	$221.0	$676.3	$652.2
Percent of Total Revenue	31.3%	32.1%	32.4%	32.5%

Research and development expenses decreased (3.7)% and (1.6)% for the three and nine months ended June 30, 2018 compared to the prior year, primarily due to timing of projects. As a percentage of revenue, research and development expenses remained relatively consistent.

As a percentage of total revenue, selling and administrative expenses decreased during the quarter to date period and were relatively consistent during the year to date periods compared to the prior year periods. Selling and administrative expenses include acquisition-related intangible asset amortization, acquisition and integration costs, significant litigation related costs and other costs totaling $30.2 million and $95.5 million for the three and nine months ended June 30, 2018 and $33.8 million and $99.0 million for the three and nine months ended June 30, 2017. Excluding these items, selling and administrative expenses decreased 10 basis points for the quarter to date period as compared to the prior period due to a lower spending levels and increased 20 basis points for the year to date period as compared to prior period due to the acquisition of Mortara in February 2017 and investment in customer-facing activities.

Business Segment Divisional Income

	Quarter Ended June 30		Change As Reported	Year to Date Ended June 30		Change As Reported
	2018	2017		2018	2017
Divisional income:
Patient Support Systems	$71.3	$62.8	13.5%	$191.9	$174.1	10.2%
Front Line Care	62.2	56.4	10.3%	178.1	160.3	11.1%
Surgical Solutions	11.4	8.7	31.0%	36.6	26.0	40.8%

Refer to Note 13 of our Condensed Consolidated Financial Statements for a description of how divisional income is determined.

Patient Support Systems divisional income increased 13.5% and 10.2% for the three and nine months ended June 30, 2018 compared to the prior year, primarily due to lower operating expenses and an increase in margins from recent divestitures and operational improvements.

Front Line Care divisional income increased 10.3% and 11.1% for the three and nine months ended June 30, 2018 compared to the prior year as a result of revenue growth and higher margins from improved product mix.

Surgical Solutions divisional income increased 31.0% and 40.8% for the three and nine months ended June 30, 2018 compared to the prior year, primarily due to revenue growth and higher margins from supply chain cost improvements.

Special Charges and Other

	Quarter Ended June 30		Year to Date Ended June 30
	2018	2017	2018	2017
Special charges	$14.0	$34.8	$64.4	$43.7

Interest expense	$(24.2)	$(23.8)	$(71.5)	$(65.2)
Investment income and other, net	$1.2	$(0.5)	$2.6	$(2.1)

In connection with various organizational changes to improve our business alignment and cost structure, we recognized Special charges of $14.0 million and $34.8 million for the quarters ended June 30, 2018 and 2017, and $64.4 million and $43.7 million for the year to date periods ended June 30, 2018 and 2017. These charges relate to the initiatives described in Note 8 of our Condensed Consolidated Financial Statements.

Interest expense was higher in the three and nine months ended June 30, 2018 due to the interest expense on our private offering of $300.0 million of senior unsecured notes in connection with the Mortara acquisition in February 2017 as well as slightly higher interest rates. See Note 5 of our Condensed Consolidated Financial Statements for additional information.

Investment income and other, net increased in the three months ended June 30, 2018 primarily due to transaction gains from foreign exchange movements. Investment income and other, net increased in the nine months ended June 30, 2018 primarily due to the gain we recorded related to the working capital settlement of the Völker disposition as well as transaction gains from foreign exchange movements.

Income Tax Expense

The effective tax rate for the quarter ended June 30, 2018 was 18.6% compared to 64.6% and for the comparable period in the prior year. The effective tax rate for the current quarter is lower than the comparable period in fiscal 2017 due primarily to the lower corporate tax rate attributable to the new tax legislation in the U.S. The comparable prior year period also included the unfavorable impact of the non-deductible loss related to the agreement to sell our Völker business.

The effective tax rate for the year to date period ended June 30, 2018 was (50.3)% compared to 31.8% for the prior year to date period. The effective tax rate for the current year to date period is lower than the comparable period in fiscal 2017 due primarily to the lower corporate tax rate and a larger amount of period tax benefits in fiscal 2018. We have recorded current year to date tax benefits of $78.3 million primarily related to the new tax legislation in the U.S. as described in Note 9 of our Condensed Consolidated Financial Statements and the change in tax accounting method resulting in a reduction in U.S. tax for prior year currency exchange losses. The comparable prior year period included period tax benefits of $5.0 million primarily related to the adoption of ASU 2016-09 - Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting partially offset by the expense to revalue the France deferred tax assets due to the enactment of a lower future corporate income tax rate in France. The comparable prior year period also included the unfavorable impact of the non-deductible loss related to the agreement to sell our Völker business.

The adjusted effective tax rate for the three and nine months ended June 30, 2018 was 21.7% and 20.8% compared to 29.5% and 28.6% for the comparable period in the prior year. The lower adjusted tax rate in the current year is due primarily to the reduction in the U.S. Federal corporate tax rate from the Tax Act legislation as described in Note 9 of our Condensed Consolidated Financial Statements.

Earnings per Share

Diluted earnings per share increased from $0.09 to $0.67 for the three months ended June 30, 2018 primarily due to an after-tax loss of $26.8 million recorded in Special charges as a result of the Völker business sale in the prior quarter to date period. Diluted earnings per share increased from $0.95 to $2.40 on a reported basis for the nine months ended June 30, 2018 due to incremental tax benefits of $73.3 million, primarily due to the Tax Act.

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

	Quarter Ended June 30, 2018				Quarter Ended June 30, 2017
	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS	Operating Margin[1]	Income Before Income Taxes	Income Tax Expense	Diluted EPS
GAAP Basis	11.1%	$55.5	$10.3	$0.67	5.9%	$16.1	$10.4	$0.09
Adjustments:
Acquisition and integration costs	0.4%	3.1	0.8	0.03	0.9%	5.9	2.4	0.05
Acquisition-related intangible asset amortization	3.8%	26.8	7.4	0.28	4.1%	28.1	9.4	0.28
Litigation expenses	—%	—	—	—	0.2%	1.6	0.6	0.02
Special charges	2.0%	14.0	4.1	0.15	5.1%	34.8	2.7	0.47
Tax method and law changes and related costs	—%	0.3	(1.0)	0.02	—%	—	—	—
Adjusted Basis	17.3%	$99.7	$21.6	$1.15	16.1%	$86.5	$25.5	$0.91
[1] Total does not add due to rounding

	Year to Date Ended June 30, 2018				Year to Date Ended June 30, 2017
	Operating Margin[1]	Income Before Income Taxes	Income Tax Expense	Diluted EPS	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS[1]
GAAP Basis	8.5%	$107.8	$(54.2)	$2.40	8.0%	$92.7	$29.5	$0.95
Adjustments:
Acquisition and integration costs	0.4%	8.1	2.1	0.09	1.0%	19.1	8.0	0.17
Acquisition-related intangible asset amortization	3.9%	80.5	20.9	0.88	4.0%	80.2	26.7	0.79
Field corrective actions	—%	—	—	—	—%	0.5	(0.1)	0.01
Litigation expenses	0.3%	5.8	1.5	0.06	0.1%	2.5	0.9	0.02
Special charges	3.1%	64.4	17.3	0.70	2.2%	43.7	5.5	0.57
Tax method and law changes and related costs	—%	1.1	68.0	(0.99)	—%	—	(2.2)	0.03
Gain on disposition	—%	(1.0)	—	(0.01)	—%	(1.0)	(0.4)	(0.01)
Adjusted Basis	16.1%	$266.7	$55.6	$3.13	15.3%	$237.7	$67.9	$2.54
[1] Total does not add due to rounding

Liquidity and Capital Resources

	Year to Date Ended June 30
	2018	2017
Cash Flows Provided By (Used In):
Operating activities	$249.8	$239.7
Investing activities	(64.7)	(369.1)
Financing activities	(166.0)	137.9
Effect of exchange rate changes on cash	(4.4)	2.5
Increase in Cash and Cash Equivalents	$14.7	$11.0

Operating Activities

Cash provided by operating activities increased $10.1 million compared to the prior year as higher net income, adjusted for non-cash items including the impact of the Tax Act legislation as described in Note 9 of our Condensed Consolidated Financial Statements, the conveyance of certain third party rental assets as described in Note 1 of our Condensed Consolidated Financial Statements, depreciation, amortization and stock compensation expense, was offset by changes in working capital activities. During the year to date period, net income adjusted for non-cash items and collection of receivables were partially offset by the payout of performance-based compensation related to our 2017 fiscal year and timing of other working capital activities.

Investing Activities

Cash used in investing activities decreased $304.4 million compared to the prior year, primarily due to our acquisition of Mortara in the second quarter of fiscal 2017. During the year to date period, cash used in investing activities consisted mainly of capital expenditures that were a consistent level compared to 2017.

Financing Activities

Cash used in financing activities increased $303.9 million primarily due to proceeds from borrowings on long-term debt of $300.0 million during the prior year for the Mortara acquisition, partially offset by $34.3 million of share repurchases in connection with employee payroll tax withholding for restricted and deferred stock distributions and in the open market during the year to date period in fiscal 2017. The use of cash in fiscal 2018 consists mainly of repayments of outstanding debt and dividend payments. See Note 5 of our Condensed Consolidated Financial Statements for information on our financing agreements.

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

We intend to continue to pay quarterly cash dividends comparable to those paid in the periods covered by these financial statements. However, the declaration and payment of dividends by us will be subject to the sole discretion of our Board and will depend upon many factors, including our financial condition, earnings, capital requirements, covenants associated with debt obligations, legal requirements, and other factors considered relevant by our Board.

Over the long term, we intend to continue to pursue inorganic growth in certain areas of our business, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted.

As of June 30, 2018, approximately 72.9% of our cash and cash equivalents were held by our foreign subsidiaries. As of September 30, 2017, our practice and intention was to reinvest the earnings in our non-U.S. subsidiaries outside of the U.S. As a result of the Tax Act described in Note 9 of our Condensed Consolidated Financial Statements, we are currently analyzing our global working capital requirements and potential tax liabilities that would be incurred if the non-U.S. subsidiaries distribute cash to the U.S. parent.

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

Contractual Obligations and Contingent Liabilities and Commitments

Other than the transition tax obligation discussed in Note 9 of our Condensed Consolidated Financial Statements, there have not been any significant changes since September 30, 2017 impacting our contractual obligations and contingent liabilities and commitments.

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

We are subject to variability in foreign currency exchange rates in our international operations. Exposure to this variability is periodically managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. From time-to-time, we enter into currency exchange agreements to manage our exposure arising from fluctuating exchange rates related to specific and forecasted transactions. We operate this program pursuant to documented corporate risk management policies and do not enter into derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currencies.

Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions. At June 30, 2018, the notional amount of open foreign exchange contracts was $20.0 million. These contracts were in a net asset position with an aggregate fair value of $0.5 million. The maximum length of time over which we hedge transaction exposures is generally 15 months. Derivative gains/(losses) are initially reported as a component of Accumulated Other Comprehensive Loss. These gains/(losses) are reclassified to earnings in the period when the transaction affects earnings.

Refer to Note 5 of our Condensed Consolidated Financial Statements for discussions about our interest rate swap agreements.

For additional information on market risks related to our pension plan assets, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2017 Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

Our management, with the supervision and participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2018.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (2)
April 1, 2018 - April 30, 2018	1,064	$85.85	—	$164.7
May 1, 2018 - May 31, 2018	32,575	$89.08	—	$164.7
June 1, 2018 - June 30, 2018	299	$90.85	—	$164.7
Total	33,938		—

(1)	Shares purchased during the quarter ended June 30, 2018 were in connection with employee payroll tax withholding for restricted and deferred stock distributions.

(2)
In September 2017, the Board approved an increase to its previously announced share repurchase authorization to a total of $340.0 million. As of June 30, 2018, a cumulative total of $175.3 million had been used, leaving the Company with $164.7 million of availability under the share repurchase program. The plan does not have an expiration date and currently there are no plans to terminate this program in the future.

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

HILL-ROM HOLDINGS, INC.
(Registrant)

DATE: July 27, 2018	By:	/s/ Steven J. Strobel
	Name: Title:	Steven J. Strobel Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)