Form 10-K
period 2018-09-30
Hill-Rom Holdings, Inc.
filed 2018-11-19
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2018
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
Yes ☐                       No ☑
The aggregate market value of the registrant’s voting common equity, held by non-affiliates of the registrant, was approximately $5.8 billion, based on the closing sales price of $87.00 per share as of March 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter). There is no non-voting common equity held by non-affiliates.
The registrant had 67,283,434 shares of its common stock, without par value, outstanding as of November 13, 2018.

Documents incorporated by reference.
Certain portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on March 6, 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K.

HILL-ROM HOLDINGS, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended September 30, 2018

PART I

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (“Form 10-K”) contain forward-looking statements within the meanings of the Private Securities Litigation Reform Act of 1995, as amended, regarding our future plans, objectives, beliefs, expectations, representations and projections.

Forward-looking statements are not guarantees of future performance, and our actual results could differ materially from those set forth in any forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include, but are not limited to, the factors discussed in Part I, Item 1A “Risk Factors” in this Form 10-K and in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K. We assume no obligation to update or revise any forward-looking statements, unless required by law.

Item 1.	BUSINESS

General

Hill-Rom Holdings, Inc. (the “Company,” “Hill-Rom,” “we,” “us,” or “our”) was incorporated on August 7, 1969 in the State of Indiana and is headquartered in Chicago, Illinois. We are a leading global medical technology company with more than 10,000 employees worldwide. We partner with health care providers in more than 100 countries, across multiple care settings, by focusing on patient care solutions that improve clinical and economic outcomes in five core areas: Advancing Mobility, Wound Care and Prevention, Patient Monitoring and Diagnostics, Surgical Safety and Efficiency and Respiratory Health. Our innovations ensure caregivers have the products they need to help diagnose, treat and protect their patients; speed up recoveries; and manage conditions. Every day, around the world, we enhance outcomes for patients and their caregivers.

Segment Information

We disclose segment information that is consistent with the way in which management operates and views the business. Our operating structure contains the following reporting segments:

•
Patient Support Systems – globally provides our med-surg and specialty bed systems and surfaces, safe patient handling equipment and mobility solutions, as well as our clinical workflow solutions that deliver software and information technologies to improve care and deliver actionable insight to caregivers and patients.

•
Front Line Care – globally provides patient monitoring and diagnostic technologies, including a diversified portfolio of physical assessment tools that help diagnose, treat and manage a wide variety of illnesses and diseases, as well as a portfolio of vision care and respiratory care devices.

•
Surgical Solutions – globally provides products that improve surgical safety and efficiency in the operating room including tables, lights, pendants, positioning devices, and various other surgical instruments and accessories.

Net revenue, segment profitability and other measures of segment reporting for each reporting segment are set forth in Note 11 of our Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K.

Products and Services

Patient Support Systems. Our innovative patient support systems include a variety of specialty frames and surfaces (such as medical surgical (“med-surg”) beds, intensive care unit beds, and bariatric patient beds), patient mobility solutions (such as lifts and other devices used to safely move patients), non-invasive therapeutic products and surfaces, and our information technologies and software solutions. These patient support systems are sold globally and can be designed for use in high, mid, and low acuity settings, depending on the specific design options, and are built to advance mobility, reduce patient falls and caregiver injuries, improve caregiver efficiency and prevent and care for pressure injuries. In addition, we also sell equipment service contracts for our capital equipment, primarily in the United States. Approximately 50%, 52% and 55% of our revenue in fiscal 2018, 2017 and 2016 was derived from this segment.

Front Line Care. Our Front Line Care products include our patient monitoring and diagnostics products from Welch Allyn and Mortara and our respiratory health products. Our patient monitoring and diagnostics products include blood pressure, physical assessment, vital signs monitoring, diagnostic cardiopulmonary, diabetic retinopathy screening, and thermometry products. We integrated Welch Allyn and Mortara technologies with the release of Connex® Cardio ECG which combines the clinical excellence of Mortara technology with Welch Allyn EMR connectivity expertise. Our respiratory health products include the Vest® System, VitalCough® System, MetaNeb® System and new Monarch® System. These products are designed to assist patients in the mobilization of retained blockages that, if not removed, may lead to increased rates of respiratory infection, hospitalization, and reduced lung function. Front Line Care products are sold globally within multiple care settings including primary care, acute care, extended care and home care (primarily respiratory health products). Approximately 34%, 32%, and 30% of our revenue in fiscal 2018, 2017 and 2016 were derived from products within this segment.

Surgical Solutions. Our Surgical Solutions products include surgical tables, lights, and pendants utilized within the operating room setting. We also offer a range of positioning devices for use in shoulder, hip, spinal and lithotomy surgeries as well as platform-neutral positioning accessories for nearly every model of operating room table. In addition, we offer operating room surgical safety and accessory products such as scalpels and blades, light handle systems, skin markers and other disposable products. The products offered within this segment are both capital sales and recurring consumable revenue streams that are sold globally. Approximately 16%, 16%, and 15% of our revenue in fiscal 2018, 2017 and 2016 were derived from products within this segment.

We have extensive distribution capabilities and broad reach across all health care settings. We primarily operate in the following channels: (1) sales and rentals of products to acute and extended care facilities worldwide through both a direct sales force and distributors; (2) sales and rentals of products directly to patients in the home; and (3) sales into primary care facilities (primarily Welch Allyn and Mortara products) through distributors. Through our network of 147 North American and 30 international service centers, and approximately 1,900 service professionals, we provide technical support and services and rapidly deliver our products to customers as-needed, providing our customers flexibility to purchase or rent select products. No single customer accounts for more than 10% of our revenue.

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

Most of our contracts with hospital Group Purchasing Organizations (“GPOs”) and other customers for the sale of products in North America permit us to institute annual list price increases, although we may not always be able to raise prices sufficiently to offset all raw material cost inflation.

Competition

Across our business, we compete on the basis of clinical expertise and resulting product clinical utility and ability to produce favorable outcomes, as well as value, quality, customer service, innovation and breadth of product offerings. We evaluate our competition based on our segments.

The following table displays our significant competitors with respect to each segment:

Segments	Competitors

Patient Support Systems	ArjoHuntleigh Ascom Holding Joerns Healthcare LINET spol. s.r.o. Rauland, a Division of AMETEK, Inc.	Sizewise Stiegelmeyer Stryker Corporation

Front Line Care	Covidien, Ltd., a Division of Medtronic plc. Electromed, Inc. Exergen Corporation GE Healthcare Heine Optotechnik International Biophysics Corporation Keeler Instruments, Inc. Littman, a 3M Brand	Mindray Medical International Midmark Corporation Omron Healthcare, Inc. Philips Resmed Rudolf Riester GmbH Schiller AG Thayer Medical Corporation

Surgical Solutions	Action Medical DeRoyal Draeger Maquet, a Division of Getinge AB MizuhoOSI	Skytron Steris Stryker Corporation Swann-Morton

Additionally, we compete with a large number of smaller and regional manufacturers.

Regulatory Matters

FDA Regulation. We design, manufacture, install and distribute medical devices that are regulated by the U.S. Food and Drug Administration (“FDA”) and similar agencies in other countries. The regulations and standards of these agencies evolve over time and require us to make changes in our manufacturing processes and quality systems to remain in compliance. The FDA’s Quality System regulations and the regulatory equivalents internationally set forth standards for our product design and manufacturing processes, require the maintenance of certain records and provide for inspections of our facilities. From time to time, the FDA performs routine inspections of our facilities and may inform us of certain deficiencies in our processes or facilities. In addition, there are certain state and local government requirements that must be complied with in the manufacturing and marketing of our products. See Item 1A. Risk Factors for additional information.

Environmental. We are subject to a variety of federal, state, local and foreign environmental laws and regulations relating to environmental and health and safety concerns, including the handling, storage, discharge and disposal of hazardous materials used in, or derived from, our manufacturing processes. When necessary, we provide reserves in our financial statements for environmental matters. We do not expect the remediation costs for any environmental issues in which we are currently involved to exceed $1.0 million.

Health Care Regulations. In March 2010, comprehensive health care reform legislation in the United States was signed into law through the passage of the Patient Protection and Affordable Health Care Act and the Health Care and Education Reconciliation Act. The health care industry continues to undergo significant change as this law is executed. In addition to health care reform, Medicare, Medicaid and managed care organizations, such as health maintenance organizations and preferred provider organizations, traditional indemnity insurers and third-party administrators are under increasing pressure to control costs and limit utilization, while improving quality and health care outcomes. These objectives are being advanced through a variety of reform initiatives including, but not limited to, accountable care organizations, value based purchasing, bundling initiatives and competitive bidding programs. We are also subject to a number of other regulations around the world related to the sale and distribution of health care products. The potential impact of these regulations to our business is discussed further in Item 1A. Risk Factors and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-K.

Product Development

Most of our products and product improvements are developed internally. We maintain professional working relationships with various medical professionals who assist in product research and development. New and improved products play a critical role in our sales growth. We continue to place emphasis on the development of proprietary products and product improvements to complement and expand our existing product lines. Our significant research and development activities are located in Acton, Massachusetts; Batesville, Indiana; Beaverton, Oregon; Cary, North Carolina; Milwaukee, Wisconsin; Skaneateles Falls, New York; Bologna, Italy; Pluvigner, France; Singapore; and Saalfeld and Puchheim, Germany.

Research and development is expensed as incurred. Research and development expense in fiscal 2018, 2017 and 2016 was $135.6 million, $133.7 million and $133.5 million.

In addition, certain software development technology costs for software to be sold or licensed to customers are capitalized as intangibles and are amortized over a period of three to five years once the software is ready for its intended use. The amounts capitalized in fiscal 2018, 2017 and 2016 were approximately $2.4 million, $2.3 million and $2.4 million.

Patents and Trademarks

We own, and may license from others, a number of patents on our products and manufacturing processes, but we do not believe any single patent or related group of patents is of material significance to any business segment or our business as a whole. We also own a number of trademarks and service marks relating to our products and services. Except for the marks “Hill-Rom®”, “Welch Allyn®” and “Bard-Parker®”, we do not believe any single trademark or service mark is of material significance to any business segment or our business as a whole.

Foreign Operations

Information about our foreign operations is set forth in tables relating to geographic information in Note 11 of our Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K.

Employees

As of September 30, 2018, we had more than 10,000 employees worldwide. Approximately 3% of our employees in the United States work under collective bargaining agreements. We are also subject to various collective bargaining arrangements or national agreements outside the United States covering approximately 15% of our employees. The collective bargaining agreement at our primary U.S. manufacturing facility expires in January 2019. We have not experienced a work stoppage in the United States in over 40 years, and we believe that our employee relations are satisfactory. Refer to Item 1A. Risk Factors in this Form 10-K for additional information about our employees.

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

John P. Groetelaars, 52, was elected President and Chief Executive Officer of Hill-Rom, effective May 2018. Previously, Mr. Groetelaars was Executive Vice President and President of Becton, Dickinson and Company’s (“BD”) Interventional Segment. Prior to the BD acquisition of C.R. Bard, Mr. Groetelaars was Group President at Bard, which he had joined in 2008. He previously held positions of increasing responsibility with Boston Scientific Corporation, Guidant Corporation and Eli Lilly.

Carlos Alonso, 59, was elected Senior Vice President and President, Hill-Rom International, effective April 2015. Before joining Hill-Rom, Mr. Alonso served as the President and CEO of the Esaote Group, a medical imaging leader based in Genova, Italy. Prior to the Esaote Group, Mr. Alonso served as the CEO of Esteve Pharmaceuticals based in Barcelona, Spain, and held various leadership roles of increasing responsibility with Baxter International, Inc. over the course of fifteen years, including serving as Global President of the Renal Division.

Andreas Frank, 42, was elected Chief Transformation Officer, effective October 2017. He previously served as Senior Vice President Corporate Development and Strategy. Before joining Hill-Rom, Mr. Frank was Director, Corporate Development at Danaher Corporation. Previously, he worked in the Corporate Finance and Strategy practice at the consulting firm McKinsey & Company.

Paul Johnson, 53, was elected as Senior Vice President and President of Patient Support Systems, effective November 2016. He had previously served as president, PSS North America. Before joining Hill-Rom in 2013, Mr. Johnson held various commercial leadership positions at Life Technologies and GE Healthcare.

Kenneth Meyers, 56, was elected Senior Vice President and Chief Human Resources Officer, effective September 2015. Before joining Hill-Rom, Mr. Meyers was Senior Vice President and Chief Human Resources Officer at Hospira, Inc. Previously, he was a partner at Mercer / Oliver Wyman Consulting. Prior to Mercer / Oliver Wyman, he served as Senior Vice President, Human Resources, for Starbucks International.

Deborah Rasin, 52, was elected Senior Vice President, Chief Legal Officer and Secretary for Hill-Rom, effective January 2016. Previously she was General Counsel for Dentsply International Inc. Prior to Dentsply, Ms. Rasin served as General Counsel at Samsonite Corporation (for which she worked in Denver and London) and as a senior attorney at General Motors (in Detroit and Zurich).

Richard M. Wagner, 50, was elected Vice President, Controller and Chief Accounting Officer of the Company, effective May 2018. Before joining Hill-Rom, Mr. Wagner was Vice President, Finance at Cree, Inc. and prior to that role, he served as Vice President, Corporate Controller at Dentsply Sirona, Inc.

Alton Shader, 45, was elected Senior Vice President and President, Front Line Care, effective September 2015. He had served as Senior Vice President and President, North America since July 2012 and previously as Senior Vice President and President, Post-Acute Care with Hill-Rom since July 2011. Before joining Hill-Rom, Mr. Shader was General Manager of Renal at Baxter International, Inc. Previously, he served as General Manager for Baxter Ireland and held senior marketing positions in Baxter’s operations in Zurich and in California. As indicated in the Company’s Form 8-K filed with the SEC on November 2, 2018, Mr. Shader informed the Company that he will be resigning from his position as Senior Vice President and President, Front Line Care, effective December 1, 2018.

Steven J. Strobel, 60, was elected Senior Vice President, effective November 2014 and Chief Financial Officer, effective December 2014. Before joining Hill-Rom, Mr. Strobel was President of McGough Road Advisors, a corporate finance consulting firm, from 2012 to 2014 and previously Chief Financial Officer of BlueStar Energy, an independent retail energy services company, from 2009 to 2012. Prior to BlueStar, he served as Treasurer and Corporate Controller at Motorola, and in the same positions at Owens Corning. Mr. Strobel serves on the Board of Directors of Newell Brands Inc., where he chairs the Audit Committee.

Francisco Canal Vega, 57, was elected Senior Vice President and President, Surgical Solutions, effective June 2017. Prior to this, he had served as President of our Europe region from 2015. Before joining Hill-Rom, Mr. Canal held several senior executive roles at Baxter, Gambro, and Smith & Nephew.

Availability of Reports and Other Information

Our website is www.hill-rom.com. We make available on this website, free of charge, access to our annual, quarterly and current reports and other documents we file with, or furnish to, the Securities and Exchange Commission (“SEC”) as soon as practicable after such reports or documents are filed or furnished. We also make available on our website position specifications for the Chairperson, members of the Board of Directors and the Chief Executive Officer, our Global Code of Conduct (and any amendments or waivers), the Corporate Governance Standards of our Board of Directors and the charters of each of the standing committees of the Board of Directors. All of these documents are also available to shareholders in print upon request.

Item 1A.	RISK FACTORS

Our business involves risks. The following information about these risks should be considered carefully together with the other information contained herein. The risks described below are not the only risks we face. Additional risks not currently known or considered immaterial also might result in adverse effects on our business. Any of these risks could have a material adverse impact on our business, financial condition, or future results. The order in which these factors appear should not be construed to indicate their relative importance or priority.

We face significant uncertainty in our industry due to government health care reform, changes in Medicare, Medicaid and other governmental medical program reimbursements, and we cannot predict how these reforms will impact our operating results.

In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation through the passage of the Patient Protection and Affordable Health Care Act (H.R. 3590) and the Health Care and Education Reconciliation Act (H.R. 4872). We cannot predict with certainty what additional health care initiatives, if any, will be implemented at the federal or state level, or what the ultimate effect of federal health care reform or any future legislation or regulation will have on us. Globally, managed care organizations such as Medicare and Medicaid in the United States, are facing increasing pressure to both control health care utilization and to limit reimbursement. Changes in reimbursement programs or their regulations, including retroactive and prospective rate and coverage criteria changes, competitive bidding for certain products and services, and other changes intended to reduce expenditures (domestically or internationally), could adversely affect the portions of our businesses that are dependent on third-party reimbursement or direct governmental payments. Moreover, to the extent that our customers experience reimbursement pressure resulting in lower revenue for them, their demand for our products and services might decrease. The impact of the above mentioned items could have a material adverse impact on our business, results of operations and cash flows.
Failure by us or our suppliers to comply with FDA regulations and similar foreign regulations applicable to the products we design, manufacture, install or distribute could expose us to enforcement actions or other adverse consequences.

We design, manufacture, install and distribute medical devices that are regulated by the FDA and similar agencies in other countries. Failure to comply with applicable regulations could result in future product recalls, injunctions preventing the shipment of products or other enforcement actions that could have a material adverse effect on our revenue and profitability. Additionally, certain of our suppliers are subject to FDA regulations. The failure of these suppliers to comply with regulations could adversely affect us as regulatory actions taken by the FDA against those manufacturers can result in product shortages, recalls or modifications. We are also subject to the European Medical Device Regulations, which were adopted by the European Union (“EU”) as a common legal framework for all EU member states. These directives require companies that wish to manufacture and distribute medical devices in EU member states to meet certain quality system and safety requirements and ongoing product monitoring responsibilities, and obtain a “CE” marking (i.e., a mandatory conformity marking for certain products sold within the European Economic Area) for their products. Various penalties exist for non-compliance with the laws implementing the European Medical Device Directives, which if incurred, could have a material adverse impact on our business, results of operations and cash flows.

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

If we are considered to have violated these laws and regulations, we could be subject to substantial fines, damages, possible exclusion from participation in federal health care programs such as Medicare and Medicaid and possible recoupment of any overpayments related to such violations. While we believe that our practices materially comply with applicable state and federal requirements, the requirements might be interpreted in a manner inconsistent with our interpretation. Failure to comply with applicable laws and regulations, even if inadvertent, could have a material adverse impact on our business.

We operate in a highly competitive industry that is subject to the risk of declining demand and pricing pressures, which could adversely affect our operating results.

Demand for our products and services depends in large part on overall demand in the health care market. Additionally, with the health care market’s increased focus on hospital asset and resource efficiency as well as reimbursement constraints, spending for some of our products could decline over time. Further, the competitive pressures in our industry could cause us to lose market share unless we increase our commercial investments or reduce our prices, which could adversely impact our operating results. The nature of this highly competitive marketplace demands that we successfully introduce new products into the market in a cost effective manner (more fully detailed below). These factors, along with possible legislative developments and others, might result in significant shifts in market share among the industry’s major participants, including us. Accordingly, if we are unable to effectively differentiate ourselves from our competitors in terms of both new products and diversification of our product portfolio through business acquisitions, then our market share, sales and profitability could be adversely impacted through lower volume or decreased prices.

We have a substantial amount of indebtedness. This level of indebtedness could adversely affect our ability to raise additional capital to fund operations, our flexibility in operating our business and our ability to react to changes in the economy or our industry.

As of September 30, 2018, we had $1,972.9 million of indebtedness outstanding net of certain issuance costs. As a result of this debt, we have significant demands on our cash resources. The level of debt could, among other things:

•
require us to dedicate a large portion of our cash flow from operations to the servicing and repayment of our debt, thereby reducing funds available for working capital, capital expenditures, research and development expenditures and other general corporate requirements;

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures, research and development expenditures and other general corporate requirements;

•	limit our flexibility in planning for, or reacting to, changes in its business and the industry in which we operate;

•	restrict our ability to make strategic acquisitions or dispositions or to maximize business opportunities;

•	place us at a disadvantage compared to competitors that have less debt;

•	adversely affect our credit rating, with the result that the cost of servicing our indebtedness might increase;

•	adversely affect the market price of our common stock;

•	limit our ability to apply proceeds from an offering or asset sale to purposes other than the servicing and repayment of debt; and

•
cause us to fail to meet payment obligations or otherwise default under our debt, which will give our lenders the right to accelerate the indebtedness and exercise other rights and remedies against us.

In addition, we might incur substantial additional indebtedness in the future, which could cause the related risks to intensify. We might need to refinance all or a portion of our indebtedness on or before their respective maturities. We cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. The terms of any additional debt might give the holders rights, preferences, and privileges senior to those of holders of our common stock, particularly in the event of liquidation. The terms of any new debt might also impose additional and more stringent restrictions on our operations than are currently in place. If we are unable to refinance our debt, we might default under the terms of our indebtedness, which could lead to an acceleration of the required repayment of the outstanding balance. We do not expect that we could repay all of our outstanding indebtedness if the repayment of such indebtedness was accelerated.

Our future financial performance will depend in part on the successful introduction of new products into the marketplace on a cost-effective basis.

Our future financial performance will depend in part on our ability to influence, anticipate, identify and respond to changing consumer preferences and needs. We can provide no assurances that our new products will achieve commercial acceptance in the marketplace. We might not correctly anticipate or identify trends in customer preferences or needs, or might identify them later than competitors do. In addition, difficulties in manufacturing or in obtaining regulatory approvals might delay or prohibit introduction of new products into the marketplace. Further, we might not be able to develop and produce new products at a cost that allows us to meet our goals for profitability. We may not be able to obtain patent protection on our new products or be able to defend our intellectual property rights globally. Warranty claims and service costs relating to our new products might be greater than anticipated, and we might be required to devote significant resources to address any quality issues associated with our new products, which could reduce the resources available for further new product development and other matters. In addition, the introduction of new products might also cause customers to defer purchases of existing products.

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

We are subject to risks arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of domestic and international credit markets. The credit and capital markets could experience extreme volatility and disruption which could lead to periods of recessionary conditions and depressed levels of consumer and commercial spending. These recessionary conditions could cause customers to reduce, modify, delay or cancel plans to purchase our products and services. If our customers reduce investments in capital expenditures or utilize their limited capital funds to invest in products that we do not offer, it could negatively impact our operating results. Moreover, even if our revenue remains constant, our profitability could decline if there is a shift to sales of product mix or geographic locations with less favorable margins. If worldwide economic conditions worsen, we would expect our customers to scrutinize costs resulting from pressures on operating margin due to rising supply costs, reduced investment income and philanthropic giving, increased interest expense, reimbursement pressure, reduced elective health care spending and uncompensated care.

We might not be able to grow or achieve expected cost savings or profitability if we are unable to successfully acquire and integrate, or form business relationships with, other companies.

We have in the past, and expect in the future, to grow our business through mergers, acquisitions and other similar business arrangements. We might not be able to identify suitable acquisition candidates or business relationships, negotiate acceptable terms for such acquisitions or relationships or receive necessary financing on acceptable terms for such acquisitions or relationships. Additionally, we might become responsible for liabilities associated with businesses that we acquire to the extent they are not covered by indemnification from the sellers or by insurance. Even if we are able to consummate acquisitions, such acquisitions could be dilutive to earnings and we might not be fully successful in our integration efforts or fully realize expected benefits from the integration. Our integration efforts might also divert management and other resources from other important matters, and we could experience delays or unusual expenses in the integration process, including intangible asset impairments which could result in significant charges in our Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K. Moreover, the margins for these companies might differ from our historical gross and operating margins resulting in a material adverse effect on our results of operations.

Failure to comply with regulations due to our contracts with U.S. government entities could adversely affect our business and results of operations.

Our business contracts with U.S. government entities are subject to specific rules, regulations and approvals applicable to government contractors. U.S. government agencies often reserve the right to conduct audits and investigations of our business practices to assure our compliance with these requirements. Our failure to comply with these or other laws and regulations could result in contract terminations, suspension or debarment from contracting with the U.S. Federal government, civil fines and damages and criminal prosecution. In addition, changes in procurement policies, budget considerations, unexpected U.S. developments, such as changes in the funding or structure of Department of Veterans Affairs or other government agencies to which we sell our products and services, might adversely affect sales to U.S. government entities.

The assets in our pension plans are subject to market disruptions. In addition, our pension plans are underfunded.

Our primary pension plan invests in a variety of equity and debt securities subject to market risks. In addition, our pension plans are underfunded by $54.8 million based on our projected benefit obligation and fair value of plan assets as of September 30, 2018. Market volatility and disruption could cause declines in asset values or fluctuations in assumptions used to value our liability and expenses. If this occurs, we might need to make additional pension plan contributions and our pension expense in future years might increase.

Our business is significantly dependent on major contracts with GPOs, Integrated Delivery Networks (“IDNs”), and certain other distributors and purchasers.

A majority of our U.S. hospital sales and rentals are made pursuant to contracts with hospital GPOs. At any given time, we are typically at various stages of responding to bids and negotiating and renewing expiring GPO agreements. Failure to be included in certain of these agreements could have a material adverse effect on our business, including product sales and service and rental revenue.

Our participation in such programs often requires increased discounting or restrictions on our ability to raise prices, and failure to participate or to be selected for participation in such programs might result in a reduction of sales to the member hospitals. In addition, the industry is showing an increased focus on contracting directly with health systems or IDNs (which typically represent influential members and owners of GPOs). IDNs and health systems often make key purchasing decisions and have influence over the GPO’s contract decisions, and often request additional discounts or other enhancements. Further, certain other distributors and purchasers have similar processes to the GPOs and IDNs and failure to be included in agreements with these other purchasers could have a material adverse effect on our business.

Increased prices for, or unavailability of, raw materials or sub-assemblies used in our products could adversely affect profitability or revenue. In particular, our results of operations could be adversely affected by high prices for metals, fuel, plastics and other petroleum-based products, and the impact of U.S. and foreign legislation, regulations and trade agreements relating to the materials we import. We also procure several raw materials and sub-assemblies from single suppliers.

Our profitability is affected by the prices and availability of the raw materials and sub-assemblies used in the manufacture of our products. These prices might fluctuate based on a number of factors beyond our control, including, but not limited to, changes in supply and demand, general economic conditions, labor costs, fuel related delivery costs, competition, and currency exchange rates. Our business is also subject to risks associated with U.S. and foreign legislation, regulations and trade agreements relating to the materials we import, including quotas, duties, tariffs or taxes, and other charges or restrictions on imports, which could adversely affect our operations and our ability to import materials used in our products at current or increased levels. We cannot predict whether additional U.S. and foreign customs quotas, duties (including antidumping or countervailing duties), tariffs, taxes or other charges or restrictions, requirements as to where raw materials must be purchased, additional workplace regulations or other restrictions on our imports will be imposed in the future or adversely modified, or what effect such actions would have on our costs of operations. Future quotas, duties or tariffs may have a material adverse effect on our business, financial condition, results of operations or cash flows. Future trade agreements could also provide our competitors with an advantage over us, or increase our costs, either of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Significant increases in the cost of raw materials or sub-assemblies that cannot be recovered through increases in the prices of our products could adversely affect our results of operations. There can be no assurance that the marketplace will support higher prices or that such prices and productivity gains will fully offset any commodity cost increases in the future. We generally have not engaged in hedging transactions with respect to raw material purchases, but do enter into fixed price supply contracts at times. Future decisions not to engage in hedging transactions or ineffective hedging transactions might result in increased cost volatility, potentially adversely impacting our profitability.

Our dependency upon regular deliveries of supplies from particular suppliers means that interruptions or stoppages in such deliveries could adversely affect our operations until arrangements with alternate suppliers could be made. Several of the raw materials and sub-assemblies used in the manufacture of our products currently are procured only from a single source. If any of these sole-source suppliers were unable or unwilling to deliver these materials for an extended period of time, we might not be able to manufacture one or more products for a period of time, and our business could suffer. We might not be able to find acceptable alternatives, and any such alternatives could result in increased costs. Difficulties in the credit markets could adversely affect our suppliers’ access to capital and therefore their ability to continue to provide an adequate supply of the materials we use in our products.

The majority of our products are manufactured at a single facility or location, and the material damage or loss of, or partial or complete labor-related work stoppage at, one or more of these facilities or locations could prevent us from manufacturing some of the various products we sell.

We manufacture the majority of our products in only a single facility or location. If an event (including any weather or natural disaster) occurred that resulted in material damage or loss of, or partial or complete labor-related work stoppage at, one or more of these manufacturing facilities or we lacked sufficient labor to fully operate the facility, we might be unable to transfer the manufacture of the relevant products to another facility or location in a cost-effective or timely manner, if at all. This potential inability to transfer production could occur for a number of reasons, including but not limited to a lack of necessary relevant manufacturing capability at another facility, or the regulatory requirements of the FDA or other governmental regulatory bodies. Such an event could materially negatively impact our financial condition, results of operations and cash flows.

Our international sales and operations are subject to risks and uncertainties that vary by country and which could have a material adverse effect on our business and/or results of operations. Compliance with international laws and regulations, import and export limitations, trade agreements, anti-corruption laws, and exchange controls may be difficult, burdensome and expensive.

International sales account for a significant percent of our total sales in fiscal 2018. We anticipate that international sales will continue to represent a significant portion of our total sales in the future. In addition, we have multiple manufacturing facilities and third-party suppliers that are located outside of the United States. As a result, our international sales, as well as our sales in the United States, of products produced or sourced internationally, are subject to risks and uncertainties that can vary by country, such as political instability, economic conditions, foreign currency exchange rate fluctuations, changes in tax laws, regulatory and reimbursement programs and policies, and the protection of intellectual property rights. In addition, our collections of international receivables are subject to economic pressures and the actions of some governmental authorities who have initiated various austerity measures to control health care and other governmental spending.

We are subject to compliance with various laws and regulations, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar anti-bribery laws in other jurisdictions, which generally prohibit companies and their intermediaries from making bribes or other improper payments to officials for the purpose of obtaining or retaining business. We are also subject to limitations on trade with persons in sanctioned countries. Our exposure to international markets increase the inherent risks of encountering such issues. While our employees, distributors and agents are required to comply with these laws and regulations, no assurance can be given that our training and internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics. The failure to comply with these laws and regulations could subject us to severe fines and penalties that could have a material impact on our financial condition, results of operations and cash flows.

Unfavorable outcomes related to uncertain tax positions could result in significant tax liabilities.

We have recorded tax benefits related to various uncertain tax positions taken or expected to be taken in a tax return. While we believe our positions are appropriate, the U.S. Internal Revenue Service (“IRS”), state or foreign tax authorities could disagree with our positions, which could result in a significant tax payment.

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

Approximately 3% of our employees in the United States work under collective bargaining agreements. We are also subject to various collective bargaining arrangements or national agreements outside the United States covering approximately 15% of our employees. Although we have not recently experienced any significant work stoppages as a result of labor disagreements, we cannot ensure that such a stoppage will not occur in the future. Our labor contract at our primary U.S. manufacturing facility expires in January 2019. Our ability to negotiate satisfactory new agreements or a labor disturbance at one of our principal facilities could have a material adverse effect on our operations.

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

We are increasingly dependent on the consistent functioning of our information technology and cybersecurity systems along with our information technology dependent product portfolios. If we are exposed to any intrusions, disruptions, corruption, or destruction, or if we fail to maintain the integrity of our systems or products, or the privacy of our data, our business and our reputation could be materially adversely affected.
We are increasingly dependent on consistent functioning of our information technology and cybersecurity systems for our infrastructure and products. Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, integration of acquisitions, and the increasing need to protect patient, customer and supplier information. For example, the new EU-wide General Data Protection Regulation, (“GDPR”), which became applicable on May 25, 2018 (and replaced the previous data protection laws of each EU member state), imposes more stringent data protection requirements and provides for greater penalties for noncompliance. Our products include technologies that support connectivity and decision support infrastructure, which could be subject to intrusion, disruption or corruption and could impact the quality of care patients receive or the confidentiality of patient information. In addition, third parties might attempt to hack into our products or systems and might obtain proprietary information. If we fail to maintain or protect our information technology and cybersecurity systems and information technology dependent products effectively, we could:

•	lose existing customers or suppliers;

•	have difficulty attracting new customers or suppliers;

•	have problems that adversely impact internal controls;

•	have difficulty preventing, detecting and controlling fraud;

•	have disputes with customers and suppliers;

•	have regulatory sanctions or penalties imposed;

•	have increases in operating expenses;

•	incur expenses or lose revenues as a result of a data privacy breach; or

•	suffer other adverse consequences.

Any significant breakdown, intrusion, interruption, corruption, or destruction of these systems and products, as well as any data breaches or violations of any data privacy laws (including the GDPR), could have a material adverse effect on our business.

We might be adversely affected by new regulations relating to conflict minerals.

The SEC has adopted rules regarding disclosure for public companies whose products contain conflict minerals (commonly referred to as tin, tantalum, tungsten and gold) which originate from the Democratic Republic of the Congo (“DRC”) and/or adjoining countries. The implementation of these requirements could adversely affect the sourcing, availability and pricing of materials used in the manufacturing of our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products. Since our supply chain is complex and multilayered, we might be unable to ascertain with sufficient certainty the origins for these minerals despite our due diligence procedures, which in turn might harm our reputation. We might also face difficulties in satisfying customers who might require that our products be certified as DRC conflict free, which could harm our relationships with these customers and/or lead to a loss of revenue. These requirements also could have the effect of limiting the pool of suppliers from which we source these minerals, and we might be unable to obtain conflict-free minerals at prices similar to the past, which could increase our costs and adversely affect our manufacturing operations and our profitability.

The rationalization of our Enterprise Resource Planning (“ERP”) software solutions and other information technology systems could result in significant disruptions to our operations.

We are in the process of rationalizing our ERP software solutions and other complementary information technology systems, which is expected to be completed over the next several years. Rationalizing these solutions and systems is highly dependent on the coordination of numerous software and system providers and internal business teams. The interdependence of these solutions and systems is key to the successful completion of the initiatives and the failure of any one system could have a material adverse effect on our overall information technology infrastructure. Rationalizing our information technology infrastructure could have a significant impact on our business processes and information systems, including loss or corruption of data, delayed shipments, decreases in productivity as our personnel and third-party providers implement and become familiar with new systems, increased costs and lost revenues. As a result, we could experience changes in our operational processes and internal controls, which in turn could require significant capital investments and change management, including recruiting and training of qualified personnel.

Difficulties in implementing new or upgraded information systems or system failures could also result in significant disruptions to our business, the incurrence of unanticipated expenses and the diversion of management’s attention from key strategic initiatives and could have a material adverse effect on our capital resources, financial condition, results of operations or cash flows.

Our stock price and trading volume has been, and may continue to be, volatile from time to time and we may experience continued fluctuations in the future that could negatively impact the value of our outstanding shares.

The market for our common stock has, from time to time, experienced significant price and volume fluctuations that may have been unrelated to our operating performance. We believe that a variety of factors could cause the price of our common stock to fluctuate, perhaps substantially, including:

•	new, or changes in, analyst recommendations, guidelines or studies that could affect the use of our products;

•
announcements and rumors of developments related to our business, including changes in reimbursement rates or regulatory requirements, proposed and completed acquisitions, or the industry in which we compete;

•	published studies and reports relating to our products and markets in which we participate;

•	quarterly fluctuations in our actual or anticipated operating results;

•	general conditions in the U.S. or worldwide economy;

•	our stock repurchase program;

•	announcements of technological innovations;

•	new products or product enhancements by us or our competitors;

•	developments in patents or other intellectual property rights and litigation;

•	developments in relationships with our customers and suppliers;

•	the implementation of health care reform legislation and the adoption of additional reform legislation in the future; and

•	the ability to or extent of integrating our acquisitions.

Any such fluctuations in the future could adversely affect the market price of our common stock.

Item 1B.	UNRESOLVED STAFF COMMENTS

We have not received any comments from the staff of the SEC regarding our periodic or current reports that remain unresolved.

Item 2.	PROPERTIES

The principal properties used in our operations are listed below. All facilities are suitable for their intended purpose, are being efficiently utilized and are believed to provide adequate capacity to meet demand for the next several years.

Location	Description and Primary Use	Owned/Leased
Acton, MA	Light manufacturing, development and distribution of health care equipment; Office administration	Leased
Batesville, IN	Manufacturing, development and distribution of health care equipment; Office administration	Owned
Beaverton, OR	Development of health care equipment; Office administration	Leased
Caledonia, MI	Manufacturing, development and distribution of surgical products; Office administration	Leased
Cary, NC	Development of health care equipment; Office administration	Leased
Charleston, SC	Light manufacturing and distribution of health care equipment; Office administration	Leased
Chicago, IL	Office administration	Leased
Milwaukee, WI	Manufacturing, development and distribution of health care equipment; Office administration	Owned
St. Paul, MN	Office administration and distribution of health care equipment	Leased
Skaneateles Falls, NY	Manufacturing, development and distribution of health care equipment; Office administration	Owned
Sydney, Australia	Distribution of health care equipment; Office administration	Leased
Shanghai, China	Manufacturing and development of health care equipment; Office administration	Leased
Taicang, China	Light manufacturing and distribution of health care equipment	Leased
Pluvigner, France	Manufacturing, development and distribution of health care equipment; Office administration	Owned
Puchheim, Germany	Development and distribution of health care equipment; Office administration	Owned/Leased
Saalfeld, Germany	Manufacturing, development and distribution of health care equipment; Office administration	Owned
Navan, County Meath, Ireland	Office administration	Owned
Bologna, Italy	Research and development	Leased
Tijuana, Mexico	Manufacturing and distribution of health care equipment; Office administration	Leased
Monterrey, Mexico	Manufacturing of health care equipment	Owned
Amsterdam, Netherlands	Office administration	Leased
Las Piedras, Puerto Rico	Manufacturing of surgical products	Owned
Singapore	Research and development of health care equipment; Office administration	Leased
Lulea, Sweden	Manufacturing, development and distribution of health care equipment; Office administration	Owned

In addition to the foregoing, we lease or own a number warehouse distribution centers, service centers, sales offices and other facilities throughout the United States, Canada, Western Europe, Mexico, Australia, Middle East, the Far East, and Latin America.

Item 3.	LEGAL PROCEEDINGS

See Note 13 of our Consolidated Financial Statements included under Part II, in Item 8 of this Form 10-K for information regarding legal proceedings in which we are involved.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange under the ticker symbol “HRC”. The closing price of our common stock on the New York Stock Exchange on November 13, 2018 was $93.38 per share. The following table reflects the range of high and low selling prices of our common stock and cash dividends declared by quarter for each of the last two fiscal years.

	Year Ended September 30
	2018			2017
Quarter Ended:	High	Low	Cash Dividends Declared	High	Low	Cash Dividends Declared
December 31	$85.74	$73.04	$0.18	$63.12	$50.50	$0.17
March 31	91.11	78.16	0.20	71.22	55.04	0.18
June 30	94.63	83.24	0.20	81.33	69.47	0.18
September 30	98.96	86.18	0.20	84.65	71.91	0.18

Holders

As of November 13, 2018, there were approximately 52,800 shareholders of record.

Dividends

The declaration and payment of cash dividends is at the sole discretion of our Board of Directors (“Board”) and depends upon many factors, including our financial condition, earnings potential, capital requirements, alternative uses of cash, covenants associated with debt obligations, legal requirements, and other factors considered relevant by our Board. We have paid cash dividends on our common stock every quarter since our initial public offering in 1971. We intend to continue to pay quarterly cash dividends comparable to those paid in the periods covered by the Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (2)
July 1, 2018 - July 31, 2018	756	$93.68	—	$164.7
August 1, 2018 - August 31, 2018	56	$96.84	—	$164.7
September 1, 2018 - September 30, 2018	69,621	$94.21	—	$164.7
Total	70,433		—

(1)	Shares purchased in the quarter ended September 30, 2018 were in connection with employee payroll tax withholding for restricted stock distributions.

(2)
In September 2013, the Board approved an expansion of its previously announced share repurchase authorization to a total of $190.0 million. In November 2017, the Board approved an increase to the share repurchase program in an amount of $150.0 million. As of September 30, 2018, a cumulative total of $175.3 million had been used under both programs, leaving us with availability of $164.7 million under the share repurchase programs. The program does not have an expiration date and currently there are no plans to terminate this program in the future.

Stock Performance Graph

The following graph compares the return on our common stock with that of Standard & Poor’s 500 Stock Index (“S&P 500”) and our peer groups* for each of the last five fiscal years ended September 30. Because the composition of our current peer group (the “2018 Peer Group”) has changed since the date of our Annual Report on Form 10-K for fiscal 2017, we have included the data for the 2018 Peer Group as well as for our prior year’s peer group (the “2017 Peer Group”) in the graph below. The changes reflected in the 2018 Peer Group were made in order to more closely align with the peer group used in our most recent compensation study done for executive compensation purposes. The graph assumes that the value of the investment in our common stock, the S&P 500, our 2018 Peer Group and our 2017 Peer Group was $100 on October 1, 2013 and that all dividends were reinvested.

	2013	2014	2015	2016	2017	2018
HRC	$100	$116	$145	$173	$207	$263
S&P 500	$100	$117	$114	$129	$150	$173
2017 Peer Group	$100	$113	$125	$157	$182	$226
2018 Peer Group	$100	$112	$123	$155	$176	$219

*
For purposes of the Stock Performance Graph above, our 2018 Peer Group is comprised of: Agilent Technologies, Inc., Bio-Rad Laboratories, Inc., Bruker Corporation, C.R. Bard, Inc., The Cooper Companies, Inc., Dentsply Sirona, Inc., Edwards Lifesciences Corporation, Halyard Health, Inc., Hologic, Inc., Intuitive Surgical, Inc., Mednax, Inc., Patterson Companies, Inc., PerkinElmer, Inc., Quest Diagnostics Incorporated, Steris plc, Teleflex Incorporated, Varian Medical Systems, Inc. and Waters Corporation.

Our 2017 Peer Group was comprised of: Agilent Technologies, Inc., Bio-Rad Laboratories, Inc., Bruker Corporation, C.R. Bard, Inc., The Cooper Companies, Inc., Dentsply Sirona, Inc., Edwards Lifesciences Corporation, Halyard Health, Inc., Hologic, Inc., Intuitive Surgical, Inc., Mednax, Inc., Patterson Companies, Inc., PerkinElmer, Inc., Quest Diagnostics Incorporated, St. Jude Medical, Inc., Steris plc, Teleflex Incorporated, Varian Medical Systems, Inc. and Waters Corporation.

Certain other information required by this item will be contained under the caption “Equity Compensation Plan Information” in our definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on March 6, 2019, and such information is incorporated herein by reference.

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

(In millions, except per share data)	2018	2017	2016	2015	2014
Net revenue	$2,848.0	$2,743.7	$2,655.2	$1,988.2	$1,686.1
Net income	252.4	132.3	122.8	46.8	60.6
Net income attributable to common shareholders	252.4	133.6	124.1	47.7	60.6
Net income attributable to common shareholders per basic share	3.81	2.04	1.90	0.83	1.05
Net income attributable to common shareholders per diluted share	3.73	1.99	1.86	0.82	1.04
Total assets	4,360.0	4,528.7	4,262.4	4,457.6	1,751.3
Long-term obligations	1,790.4	2,120.4	1,938.4	2,175.2	364.1
Cash flows from operating activities	395.2	311.1	281.2	213.8	210.3
Capital expenditures	89.5	97.5	83.3	121.3	62.7
Cash flows from investing activities	(82.4)	(389.4)	(97.7)	(1,756.4)	(294.5)
Cash flows from financing activities	(356.6)	70.6	(141.9)	1,642.7	63.8
Cash dividends per basic share	0.7800	0.7100	0.6700	0.6325	0.5950

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws with respect to general economic conditions, our financial condition, results of operations, cash flows and business and our expectations or beliefs concerning future events, including the demand for our products, the ability to operate our manufacturing sites at full capacity, future supplies of raw materials for our operations, product launches, share repurchases, international market conditions, expectations regarding our liquidity, our capital spending, plans for future acquisitions and divestitures, and our operating plans. These forward-looking statements can generally be identified by phrases such as we or our management “expects,” “anticipates,” “believes,” “estimates,” “intends,” “plans to,” “ought,” “could,” “will,” “should,” “likely,” “appears,” “projects,” “forecasts,” “outlook” or other similar words or phrases. There are inherent risks and uncertainties in any forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements. All statements that address our future operating performance or events or developments that we expect or anticipate will occur in the future are forward-looking statements.

Our forward-looking statements are based on management’s expectations and beliefs as of the time this Form 10-K is filed with the SEC or, with respect to any document incorporated by reference, as of the time such document was prepared. Although we believe that our expectations are reasonable, we can give no assurance that these expectations will prove to have been correct, and actual results may vary materially due to various factors. These factors include those described in Part I, Item 1A “Risk Factors” of this Form 10-K. Except as required by applicable law or regulations, we undertake no obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or any other developments or changes.

Overview

Hill-Rom Holdings, Inc. (“we,” “us,” or “our”), is a leading global medical technology company with more than 10,000 employees worldwide. We partner with health care providers in more than 100 countries, across all care settings, by focusing on patient care solutions that improve clinical and economic outcomes in five core areas: Advancing Mobility, Wound Care and Prevention, Patient Monitoring and Diagnostics, Surgical Safety and Efficiency and Respiratory Health. Our innovations ensure caregivers have the products they need to help diagnose, treat and protect their patients; speed up recoveries; and manage conditions. Every day, around the world, we enhance outcomes for patients and their caregivers.

Industry Trends

We believe the following trends will impact the global health care industry in the future.

Demand for Health Care Services. Patient and provider demand for health care products and services is expected to continue to grow over the long-term as a result of a number of factors, including an aging population, longer life expectancies and an increasing number of chronic patients across all care settings, including hospitals, extended care facilities and in the home. However, health care providers will also be under continued pressure to improve efficiency and control costs.

Emerging Markets Health Care Access. While industry growth rates in more mature geographic regions such as western and northern Europe and Japan have moderated, the relative spending on health care is expanding in many other geographic markets. We expect long-term increasing demand for medical technologies as a result. New hospital construction and hospital refurbishments are expected in regions such as Latin America, the Middle East and many parts of Asia.

Provider Consolidation. Economic considerations, competition and other factors have led to ongoing consolidation of customers and the centralization of purchasing decision-making. We believe this has influenced the criteria customers use to evaluate our value proposition for various product and service offerings.

Digital Transformation. Health care will undergo a digital transformation through all types of connected devices and decision support tools including telemedicine, wearables, artificial intelligence and accessibility to big data and analytics. As a result, utilizing connected devices to generate meaningful and real-time information about patients and products has become critical to providing quality health care, enhancing patient experience, lowering length of stay and driving efficiencies across the health care continuum.

Economic and Clinical Value. We believe an increasing emphasis is being placed within hospitals to assure quality of care through increased accountability and public disclosure. As an example, several pieces of legislation have been enacted over the past few years to address these areas including the “pay for performance” initiative by the Centers for Medicare and Medicaid Services which aims to better align reimbursement with improved patient outcomes and the reduction of adverse events including bedsores

(or pressure ulcers), ventilator associated pneumonia, patient falls, deep vein thrombosis and patient entrapment. Hospitals may experience reduced reimbursement for hospital-acquired adverse events, creating a stronger connection between these adverse events and hospital revenue levels. Therefore, we believe that health care providers will seek to do business with partners that can demonstrate improved clinical, and consequently, economic outcomes.

Lower Cost Care Settings. Growing pressures on health care costs are resulting in a migration of care from the acute care hospital into lower cost care settings. We believe that this trend increases the demand for more solutions to care for these patients, many of whom are medically complex, in lower acuity settings, including improved medical technologies, communication tools and information technologies.

Strategic Priorities

We believe we have aligned our strategic priorities to accommodate the evolving global health care landscape.
Advancing category leadership with differentiated solutions and innovation. Health care systems today are challenged to treat the rising incidence of complex diseases and conditions while reducing costs, increasing efficiency and improving patient outcomes. We are well positioned to meet demand for innovative, differentiated solutions that drive a clear value proposition for customers. We are executing on a strong pipeline of impactful medical technologies, communication tools and information technologies to build on our category leadership and provide caregivers the products and solutions needed to enhance patient care and outcomes.
Expanding internationally and penetrating emerging markets. International markets continue to expand access to health care for their growing populations, presenting significant opportunity to expand our presence with our differentiated solutions. By focusing on product categories and innovations with the highest growth potential, coupled with our ‘One Hill-Rom’ approach, we will continue to enhance our international presence, penetrate emerging markets, and drive accelerated growth.
Transforming the portfolio with select business development and optimization initiatives. Business development has played an important role in our transformation in the last several years, by strengthening and diversifying the portfolio. We will continue to pursue opportunities that complement and build on our core business, while generating attractive financial returns. Recently divested non-strategic assets enhance our growth prospects by redirecting resources toward higher-growth, higher-margin opportunities. We will continue to evaluate opportunities that further optimize our business portfolio.
Driving operational execution and strong financial performance. Investing to support future growth is key to our success, while maintaining strong financial discipline and performance. We are executing on a variety of initiatives to drive operating efficiencies, including consolidation of our manufacturing footprint, lowering sourcing costs, improving productivity, and optimizing business processes. Savings generated from these actions will provide flexibility to reinvest in strategic priorities to drive growth, including continued innovation to drive category leadership and investments to further our international presence, particularly in emerging markets.

Risk Factors

Our ability to sustain long-term growth and successfully execute the strategies discussed above depends in part on our ability to manage within an increasingly competitive and regulated environment and to address the other risk factors described under Part I, in Item 1A of this Form 10-K.

Use of Non-GAAP Financial Measures

The accompanying Consolidated Financial Statements, including the related notes, are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). In addition to the results reported in accordance with GAAP, we routinely provide gross margin, operating margin, income tax expense and earnings per diluted share results on an adjusted basis because we believe these measures contribute to an understanding of our financial performance, provide additional analytical tools to understand our results from core operations and reveal underlying operating trends. These measures exclude strategic developments, acquisition and integration costs, Special charges as described in Note 7 of our Consolidated Financial Statements under Part II, in Item 8 of this Form 10-K, the impact of the U.S. Tax Cuts and Jobs Act (the “Tax Act”), change in a tax accounting method, and other tax law changes as described in Note 8 of our Consolidated Financial Statements under Part II, in Item 8 of this Form 10–K, expenses associated with these tax items, the impacts of significant litigation matters or other unusual events. We also exclude expenses associated with the amortization of purchased intangible assets. These adjustments are made to allow investors to evaluate and understand operating trends excluding their impact on operating income and earnings per diluted share.

Management uses these measures internally for planning, forecasting and evaluating the performance of the business. Investors should consider these non-GAAP measures in addition to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP.

In addition, we present certain results on a constant currency basis, which compares results between periods as if foreign currency exchange rates had remained consistent period-over-period. We monitor sales performance on an adjusted basis that eliminates the positive or negative effects that result from translating international sales into U.S. dollars. We calculate constant currency by applying the foreign currency exchange rate for the prior period to the local currency results for the current period. We believe that evaluating growth in net revenue on a constant currency basis provides an additional and meaningful assessment to both management and investors.

Results of Operations

Fiscal Year Ended September 30, 2018 Compared to Fiscal Year Ended September 30, 2017

In this section, we provide an overview of our results of operations. We disclose segment information that is consistent with the way in which management operates and views the business. Our operating structure contains the following reporting segments:

•
Patient Support Systems – globally provides our med-surg and specialty bed systems and surfaces, safe patient handling equipment and mobility solutions, as well as our clinical workflow solutions that deliver software and information technologies to improve care and deliver actionable insight to caregivers and patients.

•
Front Line Care – globally provides patient monitoring and diagnostic technologies, including a diversified portfolio of physical assessment tools that help diagnose, treat and manage a wide variety of illnesses and diseases, as well as a portfolio of vision care and respiratory care devices.

•
Surgical Solutions – globally provides products that improve surgical safety and efficiency in the operating room including tables, lights, pendants, positioning devices, and various other surgical instruments and accessories.

Net Revenue

					U.S.	OUS
(In millions)	Year Ended September 30		Change As Reported	Constant Currency	Change As Reported	Change As Reported	Constant Currency
	2018	2017
Revenue:
Product sales and service	$2,469.6	$2,358.1	4.7%	3.2%	4.9%	4.3%	(0.1)%
Rental revenue	378.4	385.6	(1.9)%	(2.6)%	(2.2)%	0.9%	(5.3)%
Total net revenue	$2,848.0	$2,743.7	3.8%	2.4%	3.6%	4.1%	(0.3)%

Revenue:
Patient Support Systems	$1,429.5	$1,423.9	0.4%	(0.7)%	1.4%	(2.4)%	(6.6)%
Front Line Care	960.2	885.3	8.5%	7.4%	7.7%	10.4%	6.8%
Surgical Solutions	458.3	434.5	5.5%	2.4%	2.5%	8.5%	2.4%
Total net revenue	$2,848.0	$2,743.7	3.8%	2.4%	3.6%	4.1%	(0.3)%

OUS - Outside of the United States

Consolidated Revenue

Consolidated revenue increased 3.8% on a reported basis and 2.4% on a constant currency basis in fiscal 2018 driven by growth in the United States.

Product sales and service revenue increased 4.7% on a reported basis and 3.2% on a constant currency basis in fiscal 2018, primarily due to the benefit from the acquisition of Mortara in February 2017 and growth across the portfolio in the United States. This growth was partially offset by declines in OUS driven primarily by divestitures in our Patient Support Systems portfolio.

Rental revenue decreased (1.9)% on a reported basis or (2.6)% on a constant currency basis in fiscal 2018, primarily due to the divestiture of our third-party rental business.

Business Segment Revenue

Patient Support Systems revenue increased 0.4% on a reported basis and decreased (0.7)% on a constant currency basis in fiscal 2018 compared to the prior year. The change was driven by strong growth in hospital bed systems, clinical workflow solutions and patient handling equipment, offset by lower revenue from businesses we recently divested.

Front Line Care revenue increased 8.5% on a reported basis and 7.4% on a constant currency basis in fiscal 2018 compared to the prior year, due to the benefit from our Mortara acquisition in fiscal 2017 and strong growth across the Welch Allyn portfolio and respiratory care businesses due to the launch of new products.

Surgical Solutions revenue increased 5.5% on a reported basis and 2.4% on a constant currency basis in fiscal 2018 compared to the prior year, mainly due to solid growth from new products in the United States, the Middle East and European regions.

Gross Profit

(In millions)	Year Ended September 30
	2018	2017
Gross Profit
Product sales and service	$1,195.5	$1,122.3
Percent of Related Net Revenue	48.4%	47.6%

Rental	198.7	198.3
Percent of Related Net Revenue	52.5%	51.4%

Total Gross Profit	$1,394.2	$1,320.6
Percent of Total Net Revenue	49.0%	48.1%

Product sales and service gross margin increased 80 basis points in fiscal 2018 primarily due to the accretive margin impact of new product revenues, the acquisition of Mortara, positive impact from the divestiture of lower margin businesses, and supply chain cost improvements. For fiscal 2017, gross margin included an inventory step-up of $4.8 million in cost of goods sold related to the Mortara acquisition.

Rental gross margin increased 110 basis points in fiscal 2018 compared to the prior year due to product mix and cost improvements in our fleet and field service infrastructure, as well as the divestiture of our third-party rental business.

Operating Expenses

(In millions)	Year Ended September 30
	2018	2017
Research and development expenses	$135.6	$133.7
Percent of Total Net Revenue	4.8%	4.9%

Selling and administrative expenses	$891.5	$876.1
Percent of Total Net Revenue	31.3%	31.9%

Research and development expenses increased in fiscal 2018 compared to the prior year. As a percentage of net revenue, research and development expenses remained relatively flat year over year.

As a percentage of total net revenue, selling and administrative expenses decreased in the fiscal 2018 compared to the prior year. Selling and administrative expenses include $125.4 million in fiscal 2018 and $132.7 million in fiscal 2017 of acquisition-related intangible asset amortization, acquisition and integration costs and significant litigation related costs. Excluding these items, selling and administrative expenses decreased 20 basis points as a percentage of net revenue due to lower spending levels as disciplined cost management and integration savings more than offset targeted investments to facilitate long-term growth.

Business Segment Divisional Income

(In millions)	Year Ended September 30		Change As Reported
	2018	2017
Divisional income:
Patient Support Systems	$281.3	$249.6	12.7%
Front Line Care	253.0	231.8	9.1%
Surgical Solutions	53.1	42.5	24.9%
Divisional income is defined in Note 11 of our Consolidated Financial Statements in Item 8 of this Form 10-K.

Patient Support Systems divisional income increased 12.7% in fiscal 2018 primarily due to lower operating expenses and operational improvements.

Front Line Care divisional income increased 9.1% in fiscal 2018 compared to the prior year as a result of revenue growth and higher margins from improved product mix including new product launches.

Surgical Solutions divisional income increased 24.9% in fiscal 2018 compared to the prior year primarily due to revenue growth and higher margins from operational cost improvements.

Special Charges and Other

(In millions)	Year Ended September 30
	2018	2017
Special charges	$77.6	$37.4

Interest expense	$(95.0)	$(88.9)
Investment income and other, net	$2.7	$(1.5)

In connection with various organizational changes to improve our business alignment and cost structure, we recognized special charges of $77.6 million and $37.4 million in fiscal 2018 and 2017. These charges relate to the initiatives described in Note 7 of our Consolidated Financial Statements in Item 8 of this Form 10-K.

Interest expense was higher in fiscal 2018 mainly due to the interest expense on our private offering of $300.0 million of senior unsecured notes in connection with the Mortara acquisition in February 2017, as well as slightly higher interest rates on our floating rate debt. See Note 4 of our Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Income Tax Expense

The effective tax rate for fiscal 2018 was (28.0)% compared to 27.7% for the prior year. The effective tax rate for fiscal 2018 is lower than fiscal 2017 due primarily to new tax legislation in the United States as more fully described in Note 8 of our Consolidated Financial Statements in Item 8 of this Form 10-K. The new law included a lower corporate tax rate, a significant benefit from the reduction of net deferred tax liabilities and a one-time transition tax. Fiscal 2018 also includes tax benefits of $16.1 million related to the adoption in the fiscal 2017 of Accounting Standards Update (“ASU”) 2016-09 Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting and a $9.2 million benefit from the change in tax accounting method resulting in a reduction in U.S. tax for prior year currency exchange losses. In fiscal 2017, the tax rate was favorably impacted by tax benefits including $8.9 million related to the adoption of ASU 2016-09, partially offset by expense related to the revaluation of French deferred tax assets due to the enactment of a lower corporate income tax rate in France. Fiscal 2017 also included the unfavorable impact of the non-deductible loss related to the agreement to sell our Völker business.

The adjusted effective tax rate for fiscal 2018 was 19.5% compared to 27.6% for fiscal 2017. The lower adjusted tax rate in fiscal 2018 is due primarily to the reduction in the U.S. federal corporate tax rate from the Tax Act legislation as described more fully in Note 8 of our Consolidated Financial Statements in Item 8 of this Form 10-K coupled with higher tax benefits from the adoption of ASU 2016-09.

Earnings per Share

Diluted earnings per share increased from $1.99 to $3.73 in fiscal 2018 primarily due to incremental tax benefits primarily due to the Tax Act as disclosed in Note 8 of our Consolidated Financial Statements in Item 8 of this Form 10-K, as well as operational improvements.

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

(In millions)	Year Ended September 30, 2018				Year Ended September 30, 2017
	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS	Operating Margin[1]	Income Before Income Taxes	Income Tax Expense	Diluted EPS
GAAP Basis	10.2%	$197.2	$(55.2)	$3.73	10.0%	$183.0	$50.7	$1.99
Adjustments:
Acquisition and integration costs	0.4%	11.1	3.0	0.12	0.9%	23.5	9.7	0.21
Acquisition-related intangible asset amortization	3.8%	106.9	28.2	1.16	4.0%	108.4	34.2	1.10
Field corrective actions	—%	—	—	—	—%	—	(0.2)	—
Litigation settlements and expenses	0.2%	5.8	1.5	0.06	(0.3)%	5.7	2.1	0.05
Special charges[2]	2.7%	77.6	21.1	0.84	1.9%	37.4	4.8	0.49
Tax law and method changes and related costs	—%	1.6	79.2	(1.15)	—%	—	(2.2)	0.03
Gain on disposition	—%	(1.0)	—	(0.01)	—%	(1.0)	(0.4)	(0.01)
Adjusted Basis	17.3%	$399.2	$77.8	$4.75	16.3%	$357.0	$98.7	$3.86
[1] Total may not add due to rounding
[2] Fiscal 2017 includes favorable litigation settlement of $15.1 million which was recognized as Special charges in our Statements of Consolidated Income. Refer to Note 7 of our Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Fiscal Year Ended September 30, 2017 Compared to Fiscal Year Ended September 30, 2016

Net Revenue

(In millions)					U.S.	OUS
	Year Ended September 30		Change As Reported	Constant Currency	Change As Reported	Change As Reported	Constant Currency
	2017	2016
Revenue:
Product sales and service	$2,358.1	$2,263.4	4.2%	4.6%	4.7%	3.2%	4.4%
Rental revenue	385.6	391.8	(1.6)%	(1.3)%	(1.1)%	(5.1)%	(2.6)%
Total net revenue	$2,743.7	$2,655.2	3.3%	3.7%	3.6%	2.7%	4.0%

Revenue:
Patient Support Systems	$1,423.9	$1,437.2	(0.9)%	(0.6)%	0.2%	(3.9)%	(2.8)%
Front Line Care	885.3	809.7	9.3%	9.7%	8.0%	12.8%	14.0%
Surgical Solutions	434.5	408.3	6.4%	7.2%	8.1%	4.7%	6.4%
Total net revenue	$2,743.7	$2,655.2	3.3%	3.7%	3.6%	2.7%	4.0%

OUS - Outside of the United States

Consolidated Revenue

Consolidated revenue increased 3.3% on a reported basis and 3.7% on a constant currency basis in fiscal 2017 with growth in both the United States and OUS. This growth was impacted by the acquisition of Mortara in February 2017, partially offset by the disposition of our Architectural Products and Völker businesses in fiscal 2017 and the disposition of our products related to our perinatal data management system in fiscal 2016. All three dispositions were within our Patient Support Systems segment. Excluding the impact of businesses we divested and the impact of the Mortara acquisition, our consolidated revenue grew approximately 3% on a constant currency basis.

Product sales and service revenue increased 4.2% on a reported basis and 4.6% on a constant currency basis in fiscal 2017, primarily due to growth in our Surgical Solutions segment as well as our acquisition of Mortara. This growth was partially offset by declines from businesses we divested within our Patient Support Systems segment.

Rental revenue decreased 1.6% on a reported basis and 1.3% on a constant currency basis in fiscal 2017 primarily due to volume declines in our third-party rental business.

Business Segment Revenue

Patient Support Systems revenue decreased 0.9% on a reported basis and 0.6% on a constant currency basis in fiscal 2017 compared to the prior year. Fiscal 2017 was impacted by lower revenue from businesses we divested. Excluding the impact of these completed divestitures from all periods, revenue grew by approximately 3% on a constant currency basis in fiscal 2017 led by growth in the United States and Middle East.

Front Line Care revenue increased 9.3% on a reported basis and 9.7% on a constant currency basis in fiscal 2017 compared to the prior year, primarily due to growth in Europe and Asia Pacific from our Welch Allyn business, as well as additional revenue from our Mortara acquisition in February 2017.

Surgical Solutions revenue decreased 6.4% on a reported basis and 7.2% on a constant currency basis in fiscal 2017 compared to the prior year, mainly due to double digit growth in our surgical equipment and patient positioning businesses, which included strong OUS growth across most regions and new product growth in the United States.

Gross Profit

(In millions)	Year Ended September 30
	2017	2016
Gross Profit
Product sales and service	$1,122.3	$1,054.0
Percent of Related Net Revenue	47.6%	46.6%

Rental	$198.3	$203.0
Percent of Related Net Revenue	51.4%	51.8%

Total Gross Profit	$1,320.6	$1,257.0
Percent of Total Net Revenue	48.1%	47.3%

Product sales and service gross margin increased 100 basis points in fiscal 2017. The prior year included an impact of $19.9 million for the inventory step-up associated with the Welch Allyn acquisition compared to the current year impact of $4.8 million for inventory step-up associated with the Mortara acquisition. Excluding these items, product sales and service gross margin increased 30 basis points in fiscal 2017, primarily due to product mix and supply chain improvements.

Rental gross margin decreased 40 basis points in fiscal 2017 compared to the prior year due to reduced leverage of our fleet and field service infrastructure driven by lower revenue.

Operating Expenses

(In millions)	Year Ended September 30
	2017	2016
Research and development expenses	$133.7	$133.5
Percent of Total Net Revenue	4.9%	5.0%

Selling and administrative expenses	$876.1	$853.3
Percent of Total Net Revenue	31.9%	32.1%

Research and development expenses remained relatively flat in fiscal 2017 compared to the prior year. As a percentage of net revenue, research and development expenses have been consistent year over year.

As a percentage of total net revenue, selling and administrative expenses decreased in fiscal 2017 compared to the prior year. Selling and administrative expenses include $132.7 million and $114.8 million of acquisition-related intangible asset amortization, acquisition and integration costs, and certain litigation charges in fiscal 2017 and 2016. Excluding these items, selling and administrative expenses decreased 70 basis points as a percentage of net revenue as a result of disciplined cost management.

Business Segment Divisional Income

(In millions)	Year Ended September 30		Change As Reported
	2017	2016
Divisional income:
Patient Support Systems	$249.6	$245.2	1.8%
Front Line Care	231.8	202.1	14.7%
Surgical Solutions	42.5	46.2	(8.0)%
Divisional income is defined in Note 11 of our Consolidated Financial Statements in Item 8 of this Form 10-K.

Patient Support Systems divisional income increased 1.8% in fiscal 2017 primarily due to lower operating expenses and an increase in margins from product mix and supply chain improvements.

Front Line Care divisional income increased 14.7% in fiscal 2017 compared to the prior year as a result of our Mortara acquisition and higher margins from supply chain improvements.

Surgical Solutions divisional income decreased 8.0% in fiscal 2017 compared to the prior year, primarily due to increased operating expenses and lower margins due to increases in supply chain costs.

Special Charges and Other

(In millions)	Year Ended September 30
	2017	2016
Special charges	$37.4	$39.9

Interest expense	$(88.9)	$(90.4)
Loss on extinguishment of debt	$—	$(10.8)
Investment income and other, net	$(1.5)	$9.2

In connection with various organizational changes to improve our business alignment and cost structure, we recognized special charges of $37.4 million and $39.9 million in fiscal 2017 and 2016. These charges relate to the initiatives described in Note 7 of our Consolidated Financial Statements in Item 8 of this Form 10-K.

Interest expense was lower in fiscal 2017 mainly due to the improved terms under our prior year amendment to our Senior Credit Agreement. Loss on extinguishment of debt in the prior year relates to the amendment and restatement of our Senior Credit Agreement.

Investment income and other, net decreased due to the fiscal 2016 gain from the disposition of our products related to our perinatal data management system.

Income Tax Expense

The effective tax rate for fiscal 2017 was 27.7% compared to 11.2% for the prior year. The effective tax rate for fiscal 2017 is higher than the comparable period in fiscal 2016 due primarily to the difference in the amount of discrete tax benefits recognized in each period. The tax rate for fiscal 2017 was unfavorably impacted by the nondeductible impairment loss related to the sale of our Völker business compared to the favorable tax benefits of $20.0 million in the prior year primarily related to the release of the valuation allowance on our deferred tax assets in France. Fiscal 2017 also includes tax benefits of $8.9 million related to the adoption of the ASU 2016-09, as discussed in Note 10 of our Consolidated Financial Statements in Item 8 of this Form 10-K. The adjusted effective tax rate for fiscal 2017 was 27.6% compared to 29.2% for the comparable period in the prior year. The lower adjusted tax rate is due primarily to tax benefits related to the adoption of ASU 2016-09.

Earnings per Share

Diluted earnings per share increased 7.0% on a reported basis and 14.2% on an adjusted basis in fiscal 2017, compared to fiscal 2016.

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

(In millions)	Year Ended September 30
	2017				2016
	Operating Margin[1]	Income Before Income Taxes	Income Tax Expense	Diluted EPS	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS[1]
GAAP Basis	10.0%	$183.0	$50.7	$1.99	8.7%	$138.3	$15.5	$1.86
Adjustments:
Acquisition and integration costs	0.9%	23.5	9.7	0.21	1.5%	38.9	11.3	0.41
Acquisition-related intangible asset amortization	4.0%	108.4	34.2	1.10	3.6%	95.9	31.7	0.96
Field corrective actions	—	—	(0.2)	—	—%	0.2	(0.1)	—
Litigation settlements and expenses	(0.3)%	5.7	2.1	0.05	—	—	—	—
Special charges[2]	1.9%	37.4	4.8	0.49	1.5%	39.9	13.4	0.40
Foreign tax law change	—	—	(2.2)	0.03	—%	—	—	—
Foreign valuation allowance	—	—	—	—	—	—	19.5	(0.29)
Debt refinancing	—	—	—	—	—	12.9	4.7	0.12
Gain on disposition	—	(1.0)	(0.4)	(0.01)	—	(10.1)	(3.7)	(0.10)
Adjusted Basis	16.3%	$357.0	$98.7	$3.86	15.3%	$316.0	$92.3	$3.38
[1] Total does not add due to rounding
[2] Fiscal 2017 includes favorable litigation settlement of $15.1 million which was recognized as Special charges in our Statements of Consolidated Income. Refer to Note 7 of our Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Liquidity and Capital Resources

	Year Ended September 30
(In millions)	2018	2017	2016
Cash Flows Provided By (Used In):
Operating activities	$395.2	$311.1	$281.2
Investing activities	(82.4)	(389.4)	(97.7)
Financing activities	(356.6)	70.6	(141.9)
Effect of exchange rate changes on cash	(5.0)	7.3	(2.2)
Increase (Decrease) in Cash and Cash Equivalents	$(48.8)	$(0.4)	$39.4

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

Operating Activities

Cash provided by operating activities increased $84.1 million in fiscal 2018 compared to fiscal 2017 due primarily to higher net income, adjusted for non-cash items including the impact of the Tax Act legislation as described in Note 8 of our Consolidated Financial Statements in Item 8 of this Form 10-K, the conveyance of certain third-party rental assets as described in Note 2 of our Consolidated Financial Statements in Item 8 of this Form 10-K, depreciation, amortization and stock compensation expense, along with working capital activities.

Cash provided by operating activities increased $29.9 million in fiscal 2017 compared to fiscal 2016 due primarily to higher net income and a prior year pension contribution partially offset by working capital activities. Cash provided by operating activities was driven primarily by net income, adjusted for the non-cash effects of depreciation, amortization, the impairment of our Völker business and stock compensation expense, along with working capital activities.

Cash provided by operating activities in fiscal 2016 was driven primarily by net income, adjusted for the non-cash effects of depreciation, amortization, loss on extinguishment of debt, stock compensation expense and the rollout of inventory step-up from the Welch Allyn acquisition. These sources of cash were offset by the payout of performance-based compensation related to fiscal 2015, a pension contribution of $30 million, acquisition and restructuring costs related mainly to Welch Allyn and other working capital activities.

Investing Activities

Cash used in investing activities decreased $307.0 million in fiscal 2018 compared to fiscal 2017, primarily due to our acquisition of Mortara in fiscal 2017. In fiscal 2018, cash used in investing activities consisted mainly of capital expenditures that were consistent with fiscal 2017.

Cash used in investing activities increased $291.7 million in fiscal 2017 compared to the prior year, primarily due to our acquisition of Mortara in fiscal 2017, partially offset by proceeds on the sale of property, plant and equipment and our recently divested Architectural Products and Völker businesses. See Note 2 of our Consolidated Financial Statements in Item 8 of this Form 10-K for additional information on our acquisition of Mortara.

Cash used for investing activities in fiscal 2016 consisted mainly of capital expenditures and payment for the acquisition of Anodyne Medical Device, Inc., known as Tridien Medical (“Tridien”) of $25.3 million.

Financing Activities

Cash used in financing activities was $356.6 million in fiscal 2018 compared to cash provided by financing activities of $70.6 million in fiscal 2017. This change was primarily due to net debt repayments in fiscal 2018 coupled with borrowings in fiscal 2017 for the Mortara acquisition. See Note 4 of our Consolidated Financial Statements for information on our financing agreements.

Cash provided by financing activities was $70.6 million in fiscal 2017 compared to cash used by financing activities of $141.9 million in fiscal 2016. This change was primarily due to higher net borrowings in fiscal 2017 in connection with the Mortara acquisition, offset by incremental share repurchases of $52.2 million. See Note 4 of our Consolidated Financial Statements in Item 8 of this Form 10-K for additional information on our financing agreements.

Cash used in financing activities in fiscal 2016 consisted mainly of the pay down of long-term debt and payments of cash dividends.

The treasury stock acquired represents purchases in the open market and the repurchases of shares associated with employee payroll tax withholdings for restricted stock distributions.

Our debt-to-capital ratio was 55.0%, 62.8% and 63.5% as of September 30, 2018, 2017 and 2016.

Other Liquidity Matters

In addition to the discussion of our financing agreements detailed in Note 4 of our Consolidated Financial Statements and our retirement and postretirement benefit plans detailed in Note 5 of our Consolidated Financial Statements, we intend to continue to pay quarterly cash dividends comparable to those paid in the periods covered by these financial statements. However, the declaration and payment of dividends will be subject to the sole discretion of our Board and will depend upon many factors, including our financial condition, earnings, capital requirements, covenants associated with debt obligations, legal requirements and other factors considered relevant by our Board.

As part of the $190.0 million share repurchase program approved by the Board in September 2013, we repurchased 0.8 million shares of our common stock in the open market in fiscal 2017 valued at $50.0 million. We did not repurchase shares in fiscal 2018 or 2016 in the open market. In November 2017, the Board approved an increase to the share repurchase program in an amount of $150.0 million. As of September 30, 2018, a cumulative total of $175.3 million had been used under both programs, leaving us with availability of $164.7 million under the share repurchase programs. Repurchases may be made on the open market or via private transactions and are used to manage our capital structure, offset the dilutive impact of stock-based compensation and return cash to shareholders. This program does not have an expiration date and there is no current intention to terminate this program in the future.

Over the long term, we intend to continue to pursue inorganic growth in certain areas of our business, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted.

We believe that cash on hand and generated from operations, along with amounts available under our financing agreements, will be sufficient to fund operations, working capital needs, capital expenditure requirements, and financing obligations for at least the next 12 months from the date of this filing. However, disruption and volatility in the credit markets could impede our access to capital. Our $700.0 million revolving credit facility is with a syndicate of banks, which we believe reduces our exposure to any one institution and would still leave us with significant borrowing capacity in the event that any one of the institutions within the group is unable to comply with the terms of our agreement.

Following the enactment of the Tax Act, we repatriated $105.2 million of our cash and cash equivalents from outside the United States in fiscal 2018, and paid related foreign withholding tax of $0.5 million. These repatriated funds were used to pay down our Term Loan A facility (see Note 4 of our Consolidated Financial Statements). As of September 30, 2018, approximately 71.5% of our cash and cash equivalents were held by our foreign subsidiaries.

With regard to our non-U.S. subsidiaries, it is our practice and intention to reinvest the earnings in those businesses to fund capital expenditures and other operating cash needs. Because the undistributed earnings of non-U.S. subsidiaries are considered to be permanently reinvested, no U.S. deferred income taxes or foreign withholding taxes have been provided on earnings subsequent to the enactment of the Tax Act. Future repatriations of cash and cash equivalents, if any, held by our foreign subsidiaries will generally not be subject to U.S. federal tax if earned prior to the enactment of the Tax Act. As we evaluate the impact of the Tax Act and the future cash needs of our global operations, we may revise the amount of foreign earnings generated prior to the enactment of the Tax Act considered to be permanently reinvested in our foreign subsidiaries. We believe that cash on hand and cash generated from U.S. operations, along with amounts available under our Revolving Credit Facility and Securitization Program, will be sufficient to fund U.S. operations, working capital needs, capital expenditure requirements and financing obligations.

Credit Ratings

In fiscal 2018, Standard and Poor’s Rating Services and Moody’s Investor Service issued credit ratings for Hill-Rom of BB+ and Ba2, respectively, with stable outlooks.

Other Uses of Cash

We expect capital spending in fiscal 2019 to be approximately $100.0 million. Capital spending will be monitored and controlled as the year progresses.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Contractual Obligations, Contingent Liabilities and Commitments

To give a clear picture of matters potentially impacting our liquidity position, the following table outlines our contractual obligations as of September 30, 2018:

	Payments Due by Period
(In millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Contractual Obligations
Long-term debt obligations	$1,989.8	$183.0	$1,038.6	$425.0	$343.2
Interest payments relating to long-term debt (1)	321.4	72.0	124.3	84.7	40.4
Operating lease obligations	129.7	31.0	41.6	29.1	28.0
Pension and postretirement health care benefit funding (2)	25.3	2.8	4.5	4.4	13.6
Purchase obligations (3)	200.2	166.4	33.7	0.1	—
Other long-term liabilities (4)	31.9	—	12.5	12.5	6.9
Total contractual cash obligations	$2,698.3	$455.2	$1,255.2	$555.8	$432.1

(1)	Interest payments on our long-term debt are projected based on the contractual rates of outstanding debt securities.

(2)	Excludes our master defined benefit retirement plan in the United States because we are not required to make any further contributions in fiscal 2019.

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

(4)	Other long-term liabilities include deferred compensation arrangements, self-insurance reserves and other various liabilities.

We also had commercial commitments related to standby letters of credit as of September 30, 2018 of $8.1 million.

In addition to the contractual obligations and commercial commitments disclosed above, we also have a variety of other agreements related to the procurement of materials and services and other commitments. Many of these agreements are long-term supply agreements, some of which are exclusive supply or complete requirements-based contracts. We are not committed under these agreements to accept or pay for requirements which are not needed to meet production needs. Also, we have an additional $6.2 million of Other long-term liabilities as of September 30, 2018, which represent uncertain tax positions for which it is not possible to determine in which future period the tax liability might be settled.

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

We are also subject to potential losses from adverse litigation results that are not included in our self-insurance or other reserves, because such potential losses are not quantifiable at this time and may never occur.

Critical Accounting Policies and Estimates

Our accounting policies, including those described below, require us to make significant estimates and assumptions using information available at the time the estimates are made. Such estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenue and expenses. If future experience differs materially from these estimates and assumptions, results of operations and financial condition could be affected. Our most critical accounting policies are described below.

Revenue Recognition

Net revenue reflects gross revenue less sales discounts and allowances, GPO fees, price concessions and customer returns for product sales and rental revenue reserves. Revenue is evaluated under the following criteria and recognized when each is met:

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

•
Collection is considered probable: At or prior to the time of a transaction, credit reviews of each customer are performed to determine the creditworthiness of the customer. Collection is considered probable if the customer is expected to be able to pay amounts under the arrangement as those amounts become due. If collection is not probable, revenue is recognized when collection becomes probable which generally is upon cash collection.

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

For non-invasive therapy products and medical equipment management services, the majority of product offerings are rental products for which revenue is recognized consistent with the rendering of the service and use of products. For The Vest ® product, revenue is generally recognized from the time of receipt of authorization for billing from the applicable paying entity as this serves as evidence of the arrangement and sets a fixed or determinable price.

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

Provisions for doubtful accounts are recorded as a component of operating expense and represent our best estimate of the amount of probable credit losses and collection risk in our existing accounts receivable. Receivables are generally reviewed for collectability based on historical collection experience for each receivable type and are also reviewed individually for collectability. Account balances are charged against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance sheet credit exposure related to our customers.

If circumstances change, such as higher than expected payment defaults, claims denials, changes in our business composition or processes, adverse changes in general economic conditions, instability or disruption of credit markets, or an unexpected material adverse change in a major customer’s or payer’s ability to meet its obligations, our estimates of the realizability of trade receivables could be reduced by a material amount.

Liabilities for Loss Contingencies Related to Legal Matters

We are involved on an ongoing basis in claims, investigations and legal matters relating to our operations, including patent infringement, business practices, commercial transactions and other matters. The ultimate outcome of these actions cannot be predicted with certainty. An estimated loss from these contingencies is recognized when we believe it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. However, it is difficult to measure the actual loss that might be incurred related to claims, investigations and legal matters. The ultimate outcome of these actions could have a material adverse effect on our financial condition, results of operations and cash flow.

We are also involved in other possible claims, including product and general liability, workers’ compensation, auto liability and employment related matters. Refer to Note 13 of our Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

The recorded amounts represent our best estimate of the costs we will incur in relation to such exposures, but it is possible that actual costs could differ from those estimates.

Goodwill and Intangible Assets

We account for acquired businesses using the acquisition method of accounting. This method requires that the identifiable assets acquired and liabilities assumed be measured at their fair value, with goodwill being the excess value of consideration paid less the fair value of the net identifiable assets acquired. Judgments and estimates are required in the determination of fair values, including the setting of discount rates, growth rates and projected business results for the acquired business and portions of the acquired business, along with estimated useful lives. Changes in these judgments or estimates can have a material impact on the valuation of the respective assets and liabilities acquired and our results of operations.

We perform an impairment assessment on goodwill and other indefinite-lived intangibles annually in the third fiscal quarter, or whenever events or changes in circumstances indicate that the fair value of a reporting unit or indefinite-lived intangible may be below its carrying value. These events or conditions include, but are not limited to, a significant adverse change in the business environment; regulatory environment or legal factors; a current period operating or cash flow loss combined with a history of such losses or a projection of continuing losses; a substantial decline in market capitalization of our stock; or a sale or disposition of a significant portion of a reporting unit.

The goodwill and indefinite-lived intangible asset impairment assessments require either evaluating qualitative factors or performing a quantitative assessment to determine if the carrying value is more likely than not in excess of its fair value. Examples of qualitative factors that are considered include the results and changes to assumptions used in the most recent quantitative impairment test, current and long-range projected financial results, changes in the strategic outlook or organizational structure of the reporting units or business unit for the indefinite-lived asset and industry macro-economic factors. The long-range financial forecasts of the reporting units, which are based upon management’s long-term view of our markets and are used by senior management and the Board to evaluate operating performance, are compared to the forecasts used in the prior year analysis to determine if management expectations for the business have changed. Management changes in strategic outlook or organizational structure represent internally driven strategic or organizational changes that could have a material impact on our results of operations or product offerings. Industry, market changes and macroeconomic indicators represent our view on changes outside of the Company that could have a material impact on our results of operations, product offerings or future cash flow forecasts. In the event we were to determine that a reporting unit’s or indefinite-lived intangible’s carrying value would more likely than not exceed its fair value, quantitative testing would be performed comparing carrying values to estimated fair values. Changes in management intentions, market conditions, operating performance and other similar circumstances could affect the assumptions used in this qualitative impairment test.

Quantitative testing involves a two-step process. The first step, used to identify potential impairment, is a comparison of each reporting unit’s estimated fair value to its carrying value, including goodwill.

In determining the estimated fair value of the reporting units when performing a quantitative analysis, we consider both the market approach and the income approach. Under the market approach, we utilize the guideline company method, which involves calculating valuation multiples based on operating data from comparable publicly traded companies. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows utilizing a market-based discount rate determined separately for each reporting unit. To determine the estimated fair values of our reporting units, the Company uses assumptions and estimates including market multiples, projected sales, projected operating margins and discount rates.
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

Quantitative testing of indefinite-lived intangibles consists of a comparison of the fair value of the indefinite-lived intangible asset to its carrying value. We estimate the fair value of indefinite-lived intangibles using the relief-from-royalty method. The fair value derived is measured as the discounted cash flow savings realized from owning such trade names and not being required to pay a royalty for their use. Assumptions utilized in the determination of fair value include projected sales, discount rates and royalty rates. An impairment charge is recorded for the amount the carrying value exceeds to the estimated fair value of the indefinite-lived intangible.
There are inherent uncertainties related to each of the above listed assumptions and inputs, and our judgment in applying them. Changes in the assumptions used in our goodwill and indefinite-lived intangible assets could result in impairment charges that could be material to our Consolidated Financial Statements in any given period.
Retirement Benefit Plans
We sponsor retirement and postretirement benefit plans covering certain employees. Expense recognized in relation to these defined benefit retirement and postretirement health care plans is based upon actuarial valuations and inherent in those valuations are key assumptions including discount and mortality rates, and where applicable, expected returns on assets, projected future salary rates and projected health care cost trends. The discount rates used in the valuation of our defined benefit pension and postretirement plans are evaluated annually based on current market conditions. In setting these rates we utilize long-term bond indices and yield curves as a preliminary indication of interest rate movements, and then make adjustments to the respective indices to reflect differences in the terms of the bonds covered under the indices in comparison to the projected outflow of our obligations. Our overall expected long-term rate of return on pension assets is based on historical and expected future returns, which are inflation adjusted and weighted for the expected return for each component of the investment portfolio. Our rate of assumed compensation increase is also based on our specific historical trends wage adjustments.

Changes in retirement and postretirement benefit expense and the recognized obligations may occur in the future as a result of a number of factors, including changes to any of these assumptions. Our expected rate of return on pension plan assets was 6.0% for fiscal 2018, 5.8% for fiscal 2017 and 5.8% for fiscal 2016. As of September 30, 2018, we had pension plan assets of $279.8 million. A 25 basis point increase in the expected rate of return on pension plan assets reduces annual pension expense by approximately $0.6 million. Differences between actual and projected investment returns, especially in periods of significant market volatility, can also impact estimates of required pension contributions. The discount rate for our defined benefit pension plans obligation was 4.2% in 2018, 3.9% in fiscal 2017 and 3.7% in fiscal 2016. The discount rate for our postretirement obligations may vary up to 100 basis points from that of our retirement obligations. For each 50 basis point change in the discount rate, the impact to annual pension expense ranges from an increase of $1.9 million to a decrease of $1.7 million, while the impact to our postretirement health care expense would be insignificant. Impacts from assumption changes could be positive or negative depending on the direction of the change in rates.

Income Taxes

We compute our deferred income taxes using an asset and liability approach to reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. We have a variety of deferred tax assets in numerous tax jurisdictions. These deferred tax assets are subject to periodic assessment as to recoverability and if it is determined that it is more likely than not that the benefits will not be realized, valuation allowances are recognized. In evaluating whether it is more likely than not that we would recover these deferred tax assets, future taxable income, the reversal of existing temporary differences and tax planning strategies are considered.

We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances. As of September 30, 2018 and 2017, we had $80.2 million and $58.2 million of valuation allowances on deferred tax assets, on a tax-effected basis, primarily related to certain foreign deferred tax attributes that are not expected to be utilized.

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

We also have on-going audits in various stages of completion with the IRS and several state and foreign jurisdictions, one or more of which may conclude within the next twelve months. Such settlements could involve some or all of the following: the payment of additional taxes and penalties, the adjustment of certain deferred taxes and/or the recognition of previously unrecognized tax benefits. The resolution of these matters, in combination with the expiration of certain statutes of limitations in various jurisdictions, make it reasonably possible that our unrecognized tax benefits may decrease as a result of either payment or recognition of up to $3.5 million in the next twelve months, excluding interest.

In order to determine the amount of the transition tax arising from the enactment of the Tax Act, we computed the total accumulated post-1986 prescribed earnings and profits (“E&P”) for applicable foreign entities. We then calculated and applied the related tax pools to the E&P balances under the prescribed tax law methodology.

We are awaiting further interpretative guidance, continuing to assess available tax methods and elections, and continuing to gather additional information to finalize the computation the provisional amount of the transition tax which is required to be finalized in first quarter of fiscal 2019.

Guarantees

We routinely grant limited warranties on our products with respect to defects in material and workmanship. The terms of these warranties are generally one year, however, certain components and products have substantially longer warranty periods. We recognize a reserve with respect to these obligations at the time of product sale, with subsequent warranty claims recorded directly against the reserve. The amount of the warranty reserve is determined based on historical trend experience for the covered products. For more significant warranty-related matters which might require a field corrective action, separate reserves are established when such events are identified and the cost of correction can be reasonably estimated.

Inventory

We review the net realizable value of inventory on an ongoing basis, considering factors such as the quantity of inventory, the risk of obsolescence, and anticipated sales. We record an allowance for estimated losses when the facts and circumstances indicate that particular inventories will not be sold at prices in excess of current carrying costs. These estimates are based on historical experience and expected future trends. If future market conditions vary from those projected, and our estimates prove to be inaccurate, we may be required to write down inventory values and record an adjustment to cost of net revenue.

Recently Issued Accounting Guidance

For a summary of recently issued accounting guidance applicable to us, see Note 1 of our Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

We are subject to variability in foreign currency exchange rates due to our international operations. Exposure to this variability is periodically managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. From time-to-time, we enter into currency exchange agreements to manage our exposure arising from fluctuating exchange rates related to specific and projected transactions. We operate this program pursuant to documented corporate risk management policies and do not enter into derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currencies.

Our currency risk consists primarily of foreign currency denominated firm commitments and projected foreign currency denominated intercompany and third-party transactions. As of September 30, 2018, the notional amount of open foreign exchange contracts was $5.5 million. These contracts were in a net asset position with a fair value of $0.1 million. The maximum length of time over which we hedge transaction exposures is generally 15 months. Derivative gains and losses, initially reported as a component of Accumulated other comprehensive income (loss), are reclassified to earnings in the period when the transaction affects earnings.

Refer to Note 4 and Note 5 of our Consolidated Financial Statements in Item 8 of this Form 10-K for additional discussions about our swap agreements and our pension plan assets. We may need to make additional pension plan contributions and our pension expense in future years may increase if market volatility and disruption causes declines in asset values and low interest rates result in a high pension obligation. Investment strategies and policies are set by the plan’s fiduciaries. Long-term strategic investment objectives utilize a diversified mix of equity and fixed income securities to preserve the funded status of the trusts and balance risk and return. The plan fiduciaries oversee the investment allocation process, which includes selecting investment managers, setting long-term strategic targets and monitoring asset allocations.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2018 using criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on these criteria, management concluded that we maintained effective internal control over financial reporting as of September 30, 2018.

The effectiveness of our internal control over financial reporting as of September 30, 2018 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, who also audited our Consolidated Financial Statements, as stated in their report included herein.

/s/ John P. Groetelaars
John P. Groetelaars
President and Chief Executive Officer

/s/ Steven J. Strobel
Steven J. Strobel
Senior Vice President and Chief Financial Officer

/s/ Richard M. Wagner
Richard M. Wagner
Vice President, Controller and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Hill-Rom Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hill-Rom Holdings, Inc. and its subsidiaries (the “Company”) as of September 30, 2018 and September 30, 2017, and the related statements of consolidated income, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2018, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and September 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2017.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Indianapolis, Indiana
November 16, 2018

We have served as the Company’s auditor since 1985.

Hill-Rom Holdings, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share data)

	Year Ended September 30
	2018	2017	2016
Net Revenue
Product sales and service	$2,469.6	$2,358.1	$2,263.4
Rental revenue	378.4	385.6	391.8
Total net revenue	2,848.0	2,743.7	2,655.2

Cost of Net Revenue
Cost of goods sold	1,274.1	1,235.8	1,209.4
Rental expenses	179.7	187.3	188.8
Total cost of net revenue	1,453.8	1,423.1	1,398.2

Gross Profit	1,394.2	1,320.6	1,257.0

Research and development expenses	135.6	133.7	133.5
Selling and administrative expenses	891.5	876.1	853.3
Special charges	77.6	37.4	39.9
Operating Profit	289.5	273.4	230.3

Interest expense	(95.0)	(88.9)	(90.4)
Loss on extinguishment of debt	—	—	(10.8)
Investment income and other, net	2.7	(1.5)	9.2

Income Before Income Taxes	197.2	183.0	138.3

Income tax expense (benefit)	(55.2)	50.7	15.5

Net Income	252.4	132.3	122.8

Less: Net loss attributable to noncontrolling interests	—	(1.3)	(1.3)

Net Income Attributable to Common Shareholders	$252.4	$133.6	$124.1
Net Income Attributable to Common Shareholders per Basic Common Share	$3.81	$2.04	$1.90
Net Income Attributable to Common Shareholders per Diluted Common Share	$3.73	$1.99	$1.86

Dividends per Common Share	$0.78	$0.71	$0.67

Average Basic Common Shares Outstanding (in thousands)	66,234	65,599	65,333

Average Diluted Common Shares Outstanding (in thousands)	67,612	67,225	66,596

See Notes to Consolidated Financial Statements.

Hill-Rom Holdings, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended September 30
	2018	2017	2016

Net Income	$252.4	$132.3	$122.8

Other Comprehensive Income (Loss), net of tax:

Derivative instruments and hedges	12.5	7.4	(3.1)
Foreign currency translation adjustment	(24.0)	33.9	(22.4)
Change in pension and postretirement defined benefit plans	8.5	17.8	(2.8)
Total Other Comprehensive Income (Loss), net of tax	(3.0)	59.1	(28.3)

Total Comprehensive Income	249.4	191.4	94.5

Less: Comprehensive loss attributable to noncontrolling interests	—	(1.3)	(1.3)

Total Comprehensive Income Attributable to Common Shareholders	$249.4	$192.7	$95.8

See Notes to Consolidated Financial Statements.

Hill-Rom Holdings, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	September 30, 2018	September 30, 2017
ASSETS
Current Assets
Cash and cash equivalents	$183.0	$231.8
Trade accounts receivable, less allowances of $21.8 in 2018 and $25.1 in 2017 (Note 1)	580.7	579.3
Inventories (Note 1)	291.7	284.5
Other current assets	100.2	70.6
Total current assets	1,155.6	1,166.2
Property, plant and equipment (Note 1)	915.0	979.6
Less accumulated depreciation	(586.7)	(624.2)
Property, plant and equipment, net	328.3	355.4
Intangible assets:
Goodwill (Notes 1, 2 and 3)	1,738.3	1,759.6
Other intangible assets and software, net (Notes 1, 2 and 3)	1,027.7	1,144.0
Deferred income taxes (Notes 1 and 8)	35.0	40.9
Other assets	75.1	62.6
Total Assets	$4,360.0	$4,528.7
LIABILITIES
Current Liabilities
Trade accounts payable	$177.3	$167.9
Short-term borrowings (Note 4)	182.5	188.9
Accrued compensation	132.5	126.9
Accrued product warranties (Note 1)	20.5	25.5
Accrued rebates	42.5	39.7
Deferred revenue	40.0	35.2
Other current liabilities	67.1	74.6
Total current liabilities	662.4	658.7
Long-term debt (Note 4)	1,790.4	2,120.4
Accrued pension and postretirement benefits (Note 5)	69.3	78.1
Deferred income taxes (Notes 1 and 8)	181.3	266.2
Other long-term liabilities	40.4	39.7
Total Liabilities	2,743.8	3,163.1
Commitments and Contingencies (Note 13)
SHAREHOLDERS’ EQUITY (Note 10)
Capital Stock:
Preferred stock - without par value:
Authorized - 1,000,000 shares; none issued or outstanding
Common stock - without par value:
Authorized - 199,000,000
Issued - 88,457,634 shares in 2018 and 2017	4.4	4.4
Additional paid-in capital	602.9	584.4
Retained earnings	1,876.2	1,676.2
Accumulated other comprehensive loss (Note 1)	(113.0)	(110.0)
Treasury stock, common shares at cost: 21,201,522 in 2018 and 22,643,840 in 2017	(754.3)	(796.8)
Total Shareholders’ Equity Attributable to Common Shareholders	1,616.2	1,358.2
Noncontrolling interests	—	7.4
Total Shareholders’ Equity	1,616.2	1,365.6
Total Liabilities and Shareholders’ Equity	$4,360.0	$4,528.7
See Notes to Consolidated Financial Statements.

Hill-Rom Holdings, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)

	Year Ended September 30
	2018	2017	2016
Operating Activities
Net income	$252.4	$132.3	$122.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant, equipment and software	89.6	95.2	103.9
Acquisition-related intangible asset amortization	106.9	108.4	95.9
Amortization of debt discounts and issuance costs	7.4	7.2	9.2
Loss on extinguishment of debt	—	—	10.8
Provision (benefit) for deferred income taxes	(84.8)	(32.8)	(0.5)
(Gain) loss on disposal of property, equipment leased to others, intangible assets and impairments	2.7	24.7	1.9
Pension contribution to master pension plan	—	—	(30.0)
(Gain) loss on disposition of businesses	23.0	(1.0)	(10.1)
Stock compensation	28.1	23.0	23.1
Excess tax benefits from employee stock plans	—	—	(3.6)
Change in working capital excluding cash, current debt, acquisitions and dispositions:
Trade accounts receivable	(5.1)	(42.5)	(15.8)
Inventories	(10.4)	(14.9)	21.3
Other current assets	(29.4)	15.0	27.7
Trade accounts payable	12.5	21.6	(0.5)
Accrued expenses and other liabilities	(1.0)	(32.3)	(73.0)
Other, net	3.3	7.2	(1.9)
Net cash provided by operating activities	395.2	311.1	281.2
Investing Activities
Capital expenditures and purchases of intangible assets	(89.5)	(97.5)	(83.3)
Proceeds on sale of property and equipment leased to others	4.2	15.1	2.2
Payment for acquisition of businesses, net of cash acquired	—	(311.4)	(25.3)
Proceeds on sale of businesses	1.0	5.8	10.3
Other	1.9	(1.4)	(1.6)
Net cash used in investing activities	(82.4)	(389.4)	(97.7)
Financing Activities
Proceeds from borrowings on long-term debt	1.0	300.0	530.4
Payments of long-term debt	(351.0)	(73.2)	(767.9)
Borrowings on Revolving Credit Facility	75.0	180.0	156.9
Payments on Revolving Credit Facility	(165.0)	(325.8)	(20.0)
Borrowings on Securitization Program	71.6	124.5	—
Payments on Securitization Program	(40.7)	(45.4)	—
Borrowings on Note Securitization Facility	122.4	—	—
Payments on Note Securitization Facility	(50.0)	—	—
Debt issuance costs	(0.4)	(5.1)	(2.3)
Purchase of noncontrolling interest of former joint venture	—	—	(0.4)
Payments of cash dividends	(51.8)	(46.6)	(43.8)
Proceeds from exercise of stock options	40.0	17.8	6.2
Proceeds from stock issuance	6.4	5.0	3.8
Excess tax benefits from employee stock plans	—	—	3.6
Treasury stock acquired	(14.1)	(60.6)	(8.4)
Net cash provided by (used in) financing activities	(356.6)	70.6	(141.9)
Effect of exchange rate changes on cash	(5.0)	7.3	(2.2)
Net Cash Flows	(48.8)	(0.4)	39.4
Cash and Cash Equivalents
At beginning of period	231.8	232.2	192.8
At end of period	$183.0	$231.8	$232.2

Supplemental cash flow information:
Cash paid for income taxes	$44.8	$70.4	$10.9
Cash paid for interest	$90.4	$81.3	$80.9
Non-cash investing and financing activities:
Treasury stock issued under stock compensation plans	$56.6	$37.5	$23.3
See Notes to Consolidated Financial Statements.

Hill-Rom Holdings, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY
(In millions, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury		Total Equity Attributable to Common Shareholders	Noncontrolling Interests
	Shares Outstanding	Amount
						Shares	Amount			Total
Balance as of September 30, 2015	65,165,896	$4.4	$562.0	$1,509.9	$(140.8)	23,291,738	$(788.6)	$1,146.9	$10.0	$1,156.9
Net income attributable to common shareholders	—	—	—	124.1	—	—	—	124.1	(1.3)	122.8
Other comprehensive income (loss), net of tax of $3.2	—	—	—	—	(28.3)	—	—	(28.3)	—	(28.3)
Dividends	—	—	0.5	(44.3)	—	—	—	(43.8)	—	(43.8)
Treasury shares acquired	(148,203)	—	—	—	—	148,203	(8.4)	(8.4)	—	(8.4)
Stock awards and option exercises	687,560	—	13.4	—	—	(687,560)	23.3	36.7	—	36.7
Balance as of September 30, 2016	65,705,253	4.4	575.9	1,589.7	(169.1)	22,752,381	(773.7)	1,227.2	8.7	1,235.9
Net income attributable to common shareholders	—	—	—	133.6	—	—	—	133.6	(1.3)	132.3
Other comprehensive income (loss), net of tax of ($14.6)	—	—	—		59.1	—	—	59.1	—	59.1
Dividends	—	—	0.5	(47.1)	—	—	—	(46.6)	—	(46.6)
Treasury shares acquired	(976,473)	—	—	—	—	976,473	(60.6)	(60.6)	—	(60.6)
Stock awards and option exercises	1,085,014	—	8.0		—	(1,085,014)	37.5	45.5	—	45.5
Balance as of September 30, 2017	65,813,794	4.4	584.4	1,676.2	(110.0)	22,643,840	(796.8)	1,358.2	7.4	1,365.6
Net income attributable to common shareholders	—	—	—	252.4	—	—	—	252.4	—	252.4
Deconsolidation of VIE	—	—	—	—	—	—	—	—	(7.4)	(7.4)
Other comprehensive income (loss), net of tax of ($5.9)	—	—	—	—	(3.0)	—	—	(3.0)	—	(3.0)
Dividends	—	—	0.6	(52.4)	—	—	—	(51.8)	—	(51.8)
Treasury shares acquired	(158,182)	—	—	—	—	158,182	(14.1)	(14.1)	—	(14.1)
Stock awards and option exercises	1,600,500	—	17.9	—	—	(1,600,500)	56.6	74.5	—	74.5
Balance as of September 30, 2018	67,256,112	$4.4	$602.9	$1,876.2	$(113.0)	21,201,522	$(754.3)	$1,616.2	$—	$1,616.2
See Notes to Consolidated Financial Statements.

Hill-Rom Holdings, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)

Note 1. Summary of Significant Accounting Policies

Nature of Operations

Hill-Rom Holdings, Inc. (the “Company,” “Hill-Rom,” “we,” “us,” or “our”) was incorporated on August 7, 1969 in the State of Indiana and is headquartered in Chicago, Illinois. We are a leading global medical technology company with more than 10,000 employees worldwide. We partner with health care providers in more than 100 countries, across multiple care settings, by focusing on patient care solutions that improve clinical and economic outcomes in five core areas: Advancing Mobility, Wound Care and Prevention, Patient Monitoring and Diagnostics, Surgical Safety and Efficiency and Respiratory Health. Our innovations ensure caregivers have the products they need to help diagnose, treat and protect their patients; speed up recoveries; and manage conditions. Every day, around the world, we enhance outcomes for patients and their caregivers. We have three reportable segments, each of which is generally aligned by product type.

Basis of Presentation and Principles of Consolidation

The Consolidated Financial Statements include the accounts of Hill-Rom and its wholly-owned subsidiaries. In addition, we also consolidate variable interest entities (“VIEs”) where Hill-Rom is considered to have a controlling financial interest. Intercompany accounts and transactions have been eliminated in consolidation, including the intercompany transactions with consolidated VIEs. Where our ownership interest is less than 100%, the noncontrolling interests are reported in our Consolidated Financial Statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense in the period. Actual results could differ from those estimates. Examples of such estimates include, but are not limited to, our accounts receivable reserves (Note 1), accrued warranties (Note 1), the impairment of intangibles and goodwill (Note 3), use of the spot yield curve approach for pension expense (Note 5), income taxes (Notes 1 and 8) and commitments and contingencies (Note 13).

Cash and Cash Equivalents

We consider investments in marketable securities and other highly liquid instruments with a maturity of three months or less at date of purchase to be cash equivalents. All of our marketable securities may be freely traded.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest, unless the transaction is an installment sale with extended payment terms. Provisions for doubtful accounts are recorded as a component of operating expense and represent our best estimate of the amount of probable credit losses and collection risk in our existing accounts receivable. Receivables are generally reviewed for collectability based on historical collection experience for each receivable type and are also reviewed individually for collectability. Account balances are charged against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance sheet credit exposure related to our customers.

Within rental revenue, domestic third-party payers’ reimbursement process requires extensive documentation, which has had the effect of slowing both the billing and cash collection cycles relative to the rest of the business, and therefore, increasing total accounts receivable. Because of the extensive documentation required and the requirement to settle a claim with the primary payer prior to billing the secondary and/or patient portion of the claim, the collection period for a claim in a portion of our business may, in some cases, be extended.

We generally hold our trade accounts receivable until they are paid. Certain long-term receivables are occasionally sold to third parties; however, any recognized gain or loss on such sales has historically not been material.

Inventories

Inventories are valued at lower of cost or market. Inventory costs are determined by the last-in, first-out (“LIFO”) method for approximately 23% and 21% of our inventories as of September 30, 2018 and 2017. Costs for other inventories have been determined principally by the first-in, first-out (“FIFO”) method. Inventories consist of the following:

	September 30
	2018	2017
Finished products	$139.7	$147.5
Work in process	44.8	38.8
Raw materials	107.2	98.2
Total	$291.7	$284.5

If the FIFO method of inventory accounting, which approximates current cost, had been used for all inventories, they would have been approximately $0.6 million and $2.0 million higher than reported as of September 30, 2018 and 2017.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated over the estimated useful life of the assets using principally the straight-line method. Ranges of estimated useful lives are as follows:

Useful Life
Land improvements	6 - 15 years
Buildings and building equipment	10 - 40 years
Machinery and equipment	3 - 10 years
Equipment leased to others	2 - 10 years

When property, plant and equipment is retired from service or otherwise disposed of, the cost and related amount of depreciation or amortization are eliminated from the asset and accumulated depreciation accounts. The difference, if any, between the net asset value and the proceeds on sale are charged or credited to income. Total depreciation expense in fiscal 2018, 2017 and 2016 was $78.6 million, $82.0 million and $86.2 million. The major components of property, plant and equipment and the related accumulated depreciation were as follows:

	September 30
	2018		2017
	Cost	Accumulated Depreciation	Cost	Accumulated Depreciation
Land and land improvements	$18.4	$3.7	$18.4	$3.3
Buildings and building equipment	209.0	89.6	196.1	84.7
Machinery and equipment	410.9	288.1	402.6	265.1
Equipment leased to others	276.7	205.3	362.5	271.1
Total	$915.0	$586.7	$979.6	$624.2

Fair Value Measurements

Fair value measurements are classified and disclosed in one of the following three categories:

•	Level 1: Financial instruments with unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

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

We record cash and cash equivalents, as disclosed on our Consolidated Balance Sheets, as Level 1 instruments and certain other investments and derivatives as Level 2 instruments as they are not actively quoted. Except for the adoption of revised disclosure guidance related to investments held by our pension plan as discussed in Note 5, there have been no significant changes in our classification among assets and liabilities. Refer to Note 4 for disclosure of our debt instrument fair values.

Guarantees

We routinely grant limited warranties on our products with respect to defects in material and workmanship. The terms of these warranties are generally one year; however, certain components and products have substantially longer warranty periods. We recognize a reserve with respect to these obligations at the time of product sale, with subsequent warranty claims recorded directly against the reserve. The amount of the warranty reserve is determined based on historical trend experience for the covered products. For more significant warranty-related matters which might require a field corrective action, separate reserves are established when such events are identified and the cost of correction can be reasonably estimated.

A rollforward of changes in our warranty reserve is as follows:

	2018	2017	2016
Balance as of October 1	$25.5	$27.5	$32.1
Provision for warranties in the period	10.8	13.9	13.9
Warranty reserves acquired	—	1.5	2.6
Warranty claims incurred in the period	(15.8)	(17.4)	(21.1)
Balance as of September 30	$20.5	$25.5	$27.5

In the normal course of business, we enter into various other guarantees and indemnities in our relationships with suppliers, service providers, customers, business partners and others. Examples of these arrangements would include guarantees of product performance, indemnifications to service providers and indemnifications of our actions to business partners. These guarantees and indemnifications have not historically had a material impact on our financial condition or results of operations, nor do we expect them to although indemnifications associated with our actions generally have no dollar limitations.

In conjunction with our acquisition and divestiture activities, we have entered into select guarantees and indemnifications of performance with respect to the fulfillment of our commitments under applicable purchase and sale agreements. The arrangements generally indemnify the buyer or seller for damages associated with breach of contract, inaccuracies in representations and warranties surviving the closing date and satisfaction of liabilities and commitments retained under the applicable contract. With respect to divestitures, we also routinely enter into non-competition agreements for varying periods of time. Guarantees and indemnifications with respect to acquisition and divestiture activities, if triggered, could have a materially adverse impact on our Consolidated Financial Statements.

Accrued Rebates

We provide rebates and sales incentives to certain customer groups and distributors. We also have arrangements where we provide rebates to certain distributors that sell to end-user customers at prices determined under a contract between us and the end-user customer. Provisions for rebates are recorded as a reduction in net revenue when revenue is recognized.

Retirement Plans

We sponsor retirement and postretirement benefit plans covering certain employees. Expense recognized in relation to these defined benefit retirement and postretirement health care plans is based upon actuarial valuations and inherent in those valuations are key assumptions including discount and mortality rates, and where applicable, expected returns on assets, projected future salary rates and projected health care cost trends. The discount rates used in the valuation of our defined benefit pension and postretirement plans are evaluated annually based on current market conditions. In setting these rates we utilize long-term bond indices and yield curves as a preliminary indication of interest rate movements, and then make adjustments to the respective indices to reflect differences in the terms of the bonds covered under the indices in comparison to the projected outflow of our obligations. Our overall expected long-term rate of return on pension assets is based on historical and expected future returns, which are inflation adjusted and weighted for the expected return for each component of the investment portfolio. Our rate of assumed compensation increase is also based on our specific historical trends wage adjustments.

We account for our defined benefit pension and other postretirement plans by recognizing the funded status of a benefit plan in the balance sheet. We also recognize in Accumulated other comprehensive income (loss) certain gains and losses that arose in the period. See Note 5 for key assumptions and further discussion related to our pension and postretirement plans.

Environmental Liabilities

Expenditures that relate to an existing environmental condition caused by past operations, and which do not contribute to future revenue generation, are expensed. A reserve is established when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These reserves are determined without consideration of possible loss recoveries from third parties.

Specific costs included in environmental expense and reserves include site assessment, development of a remediation plan, clean-up costs, post-remediation expenditures, monitoring, fines, penalties and legal fees. Reserve amounts represent the expected undiscounted future cash outflows associated with such plans and actions.

Self Insurance

We are generally self-insured up to certain stop-loss limits for certain employee health benefits, including medical, drug and dental. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims and outside actuarial analysis, which are based on historical information along with certain assumptions about future events. Such estimated reserves are classified as Other current liabilities and Other long-term liabilities within the Consolidated Balance Sheets. Refer to Note 13 for additional information.

Treasury Stock

Treasury stock consists of our common shares that have been issued, but subsequently reacquired. We account for treasury stock purchases under the cost method. When these shares are reissued, we use an average-cost method to determine cost. Proceeds in excess of cost are credited to additional paid-in capital.

Revenue Recognition — Sales and Rentals

Revenue is presented in the Statements of Consolidated Income net of sales discounts and allowances, GPO fees, price concessions rebates and customer returns for product sales and rental revenue reserves. Revenue is evaluated under the following criteria and recognized when each is met:

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

•
Collection is considered probable: At or prior to the time of a transaction, credit reviews of each customer are performed to determine the creditworthiness of the customer. Collection is considered probable if the customer is expected to be able to pay amounts under the arrangement as those amounts become due. If collection is not probable, revenue is recognized when collection becomes probable, generally upon cash collection.

Revenue for health care and surgical products are generally recognized upon delivery of the products to the customer and their assumption of risk of loss and other risks and rewards of ownership. Local business customs and sales terms specific to certain customers or products can sometimes result in deviations to this normal practice; however, in no case is revenue recognized prior to the transfer of risk of loss and other risks and rewards of ownership.

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

Taxes Collected from Customers and Remitted to Governmental Units

Taxes assessed by a governmental authority that are directly imposed on a revenue producing transaction between us and our customers, including but not limited to sales taxes, use taxes, and value added taxes, are excluded from revenue and cost.

Cost of Net Revenue

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

Research and Development Costs

Research and development costs are expensed as incurred. Costs were $135.6 million, $133.7 million and $133.5 million in fiscal 2018, 2017 and 2016.

In addition, certain costs for software development technology held for sale are capitalized as intangibles and are amortized over a period of three to five years once the software is ready for its intended use. The amount capitalized as of September 30, 2018 and 2017 was approximately $2.4 million and $2.3 million.

Advertising Costs

Advertising costs are expensed as incurred. Costs were $12.0 million, $13.8 million and $10.4 million in fiscal 2018, 2017 and 2016.

Comprehensive Income

We include the after-tax effect of unrealized gains or losses on our available-for-sale securities, interest and foreign currency hedges, foreign currency translation adjustments and pension or other defined benefit postretirement plans’ actuarial gains or losses and prior service costs or credits in Accumulated other comprehensive income (loss). See Note 6 of our Consolidated Financial Statements for further details.

Foreign Currency

The functional currency of foreign operations is generally the local currency in the country of domicile. Assets and liabilities of foreign operations are primarily translated into U.S. dollars at year-end rates of exchange and the income statements are translated at the average rates of exchange prevailing in the year. Adjustments resulting from translation of the financial statements of foreign operations into U.S. dollars are excluded from the determination of net income, but included as a component of Accumulated other comprehensive income (loss). Foreign currency gains and losses resulting from foreign currency transactions are included in our results of operations and are not material. Foreign currency movements on items designated as net investment hedges were recorded in Accumulated other comprehensive income (loss).

Stock-Based Compensation

We account for stock-based compensation under fair value provisions. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. In order to determine the fair value of stock options on the date of grant, we utilize a Binomial model. In order to determine the fair value of other performance-based stock awards on the date of grant, we utilize a Monte Carlo model. Inherent in this model are assumptions related to a volatility factor, expected life, risk-free interest rate, dividend yield and expected forfeitures. The risk-free interest rate is based on factual data derived from public sources. The volatility factor, expected life, dividend yield and expected forfeiture assumptions require judgment utilizing historical information, peer data and future expectations. Restricted stock units (“RSUs”) are measured based on the fair market price of our common stock on the date of grant, as reported by the New York Stock Exchange, multiplied by the number of units granted. See Note 10 for further details.

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

As of September 30, 2018 and 2017, we had $80.2 million and $58.2 million of valuation allowances on deferred tax assets, on a tax-effected basis, primarily related to certain foreign deferred tax attributes that are not expected to be utilized. The valuation allowance total was not materially impacted by the Tax Cuts and Jobs Act (the “Tax Act”) enacted in the United States in December 2017. We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances.

We account for uncertain income tax positions using a threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The difference between the tax benefit recognized in the financial statements for an uncertain income tax position and the tax benefit claimed in the tax return is referred to as an unrecognized tax benefit. As of September 30, 2018, the amount of unrecognized tax benefit was $6.2 million. See Note 8 for further details.

Derivative Instruments and Hedging Activity

We use derivative financial instruments to manage the economic impact of fluctuations in currency exchange and interest rates. Derivative financial instruments related to currency exchange rates include forward purchase and sale agreements which generally have terms no greater than 15 months. Additionally, interest rate swaps and cross-currency interest rate swaps are sometimes used to convert some or all of our long-term debt to either a fixed or variable rate.

Derivative financial instruments are recognized on the Consolidated Balance Sheets as either assets or liabilities and are measured at fair value. Changes in the fair value of derivatives are recorded each period in the Statement of Consolidated Income or the Statement of Consolidated Comprehensive Income, depending on whether a derivative is designated and considered effective as part of a hedge transaction, and if it is, the type of hedge transaction. The Company's derivatives are considered to be highly effective under hedge accounting principles. As a result of being effective, gains and losses on derivative instruments reported in Accumulated other comprehensive income (loss) are subsequently included in the Statement of Consolidated Income in the periods in which earnings are affected by the hedged item. These activities have not had a material effect on our Consolidated Financial Statements for the periods presented herein.

Recently Adopted Accounting Guidance

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 which delayed the effective date of the new revenue guidance by one year, while permitting companies to early adopt the new standard as of the original effective date. As a result, the provisions of ASU 2014-09 and subsequent amendments, are effective for us in the first quarter of fiscal 2019 using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption. We adopted the new standard effective October 1, 2018 with the modified retrospective approach. While we are continuing to evaluate the impact of adoption on our Consolidated Financial Statements, the preliminary assessment of the impact includes a reduction of fiscal 2018 revenue of up to $20.0 million, which also approximates the one-time impact on revenue from the adoption of this standard.

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This standard amends and simplifies hedge accounting guidance, as well as improves presentation and disclosure to align the economic effects of risk management strategies in the financial statements. More specifically, this update expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to Accumulated other comprehensive income (loss) with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments in this update. The amended presentation and disclosure guidance is required only prospectively. We adopted ASU 2017-12 in the fourth quarter of fiscal 2018. ASU 2017-12 did not have a material impact on our Consolidated Financial Statements.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update). The standard is for companies that are not able to complete their accounting for the income tax effects of the Tax Act in the period of enactment. The changes were effective when issued. See Note 8 for additional information of how ASU 2018-05 impacts our Consolidated Financial Statements.

Recently Issued Accounting Guidance

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). From the lessee’s perspective, the new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor’s perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor does not convey risks and rewards or control, an operating lease results. ASU 2016-02 is effective for our first quarter of fiscal 2020. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. The standard made 16 technical improvements to ASC 842 including the following: the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. The standard allows companies to use the effective date of the new leases standard as the date of initial application on transition. Companies that elect this transition option will not adjust their comparative period financial information for the effects of ASC 842, not make the new required lease disclosures for periods before the effective date, and carry forward their ASC 840 disclosures for comparative periods. Additionally, the standard provides a practical expedient that permits lessors to make an accounting policy election by class of underlying asset to not separate lease and non-lease components if specified criteria are met. We are currently in the process of evaluating the impact of the amended guidance on our Consolidated Financial Statements.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (Topic 740). This standard requires immediate recognition of the income tax consequences of intercompany asset transfers other than inventory. ASU 2016-16 is effective for our first quarter of fiscal 2019 and requires a modified retrospective transition method. While we are still assessing the impact of ASU 2016-16, we currently believe that the adoption of this guidance will not have a material impact on our Consolidated Financial Statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. This standard requires that companies include amounts generally described as restricted cash and restricted cash equivalents, along with cash and cash equivalents, when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. ASU 2016-18 is effective for our first quarter of fiscal 2019 requires a retrospective transition method. We believe that the adoption of this guidance will not have a material impact on our Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This standard provides clarification on the definition of a business and provides guidance on whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for our first quarter of fiscal 2019 and requires a prospective transition method. We believe that the adoption of this guidance will not have a material impact on our Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. This standard eliminates Step 2 of the goodwill impairment test and requires a goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. ASU 2017-04 is effective for our first quarter of fiscal 2021 and requires a prospective transition method. We are currently in the process of evaluating the impact of adoption on our Consolidated Financial Statements.

In February 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This standard requires employers to include only the service cost component of net periodic pension cost in operating expenses, together with other employee compensation costs. The other components of net periodic pension cost, including interest cost, expected return on plan assets, amortization of prior service cost and settlement and curtailment effects, are to be included in non-operating expenses. The ASU is effective for our first quarter of fiscal 2019 and requires a retrospective transition method. We believe that the adoption of this guidance will not have a material impact on our Consolidated Financial Statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). The standard allows entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of U.S. tax reform to retained earnings. ASU 2018-02 is effective for our first quarter of fiscal 2020. The amendments in this standard should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. We are currently in the process of evaluating the impact of adoption on our Consolidated Financial Statements.

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The standard issued six technical corrections and improvements to clarify guidance in ASU 2016-01, which primarily impacted the accounting for equity investments, financial liabilities under fair value option, and the presentation and disclosure requirements of financial instruments. ASU 2018-03 is effective for our first quarter of fiscal 2019 and generally requires a modified retrospective transition method but requires prospective transition for equity investments without a readily determinable fair value. We are currently in the process of evaluating the impact of adoption on our Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The purpose of the standard is to improve the overall usefulness of fair value disclosures to financial statement users and reduce unnecessary costs to companies when preparing the disclosures. ASU 2018-13 is effective for our first quarter of fiscal 2021. ASU 2018-13 requires application of the prospective method of transition (for only the most recent interim or annual period presented in the initial fiscal year of adoption) to the new disclosure requirements for (1) changes in unrealized gains and losses included in other comprehensive income and (2) the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 also requires prospective application to any modifications to disclosures made because of the change to the requirements for the narrative description of measurement uncertainty. The effects of all other amendments made by ASU 2018-13 must be applied retrospectively to all periods presented. We are currently in the process of evaluating the impact of adoption on our Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The purpose of the standard is to improve the overall usefulness of defined benefit pension and other postretirement plan disclosures to financial statement users and reduce unnecessary costs to companies when preparing the disclosures. ASU 2018-14 is effective for our fourth quarter of fiscal 2021 and requires a retrospective transition method. We are currently in the process of evaluating the impact of adoption on our Consolidated Financial Statements.

In August 2018, FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for our first quarter of fiscal 2021 and allows a retrospective or a prospective transition method to all implementation costs incurred after the date of adoption. We are currently in the process of evaluating the impact of adoption on our Consolidated Financial Statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Note 2. Business Combinations

Acquisitions

Mortara Instrument

On February 14, 2017, we completed the acquisition of Mortara Instrument, Inc. (“Mortara”) for consideration of $330.0 million in cash ($311.2 million, net of cash acquired), primarily financed through a private offering of $300.0 million of senior unsecured notes (Note 4). Mortara provides a portfolio of diagnostic cardiology devices designed to serve the full continuum of clinical care, from acute care to primary care and clinical research organizations.

The results of Mortara are included in the Consolidated Financial Statements since the date of acquisition. The impact to our fiscal 2017 net revenue and net income was not significant. The impact to our net revenue and net income on an unaudited proforma basis, as if the Mortara acquisition had been consummated at the beginning of fiscal 2016, would not have been significant.

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

Goodwill in connection with the Mortara acquisition was allocated entirely to our Front Line Care segment. A majority of the goodwill is attributed to the acquired U.S. operations which is deductible for tax purposes.

Tridien Medical

On September 21, 2016, we acquired all of the outstanding shares of Tridien Medical (“Tridien”) for a purchase price of $26.0 million, net of cash acquired. Tridien develops, manufactures and markets support surfaces and patient positioning devices. We funded the transaction primarily with borrowings under our Senior Secured Revolving Credit Facility (“Revolving Credit Facility”) (Note 4). The fair value of assets acquired included $10.4 million of working capital consisting primarily of inventories and accounts receivable, $7.4 million of goodwill and $6.3 million of acquisition-related intangible assets. The results of Tridien are included in the Consolidated Financial Statements since the date of acquisition. Goodwill in connection with the Tridien acquisition was allocated entirely to our Patient Support Systems segment and is not deductible for tax purposes.

In fiscal 2017, we made certain adjustments to the opening balance sheet as of the acquisition date which were not material.

Welch Allyn

Final purchase accounting adjustments related to our Welch Allyn acquisition were made in fiscal 2016 reducing goodwill by $23.7 million primarily due to the finalization of deferred income taxes.

Asset Acquisition

On October 1, 2018, the Company acquired the right to use patented technology and certain related assets from a supplier to our Front Line Care segment. The Company paid $17.0 million of cash and a guaranteed minimum future royalty payment of $22.0 million over a 7-year period.

Dispositions

In fiscal 2018, we conveyed certain net assets related to our third-party rental business, which is comprised of purchased moveable medical equipment that can be rented to customers, to Universal Hospital Services, Inc. (“UHS”) in exchange for UHS’s agreement to dismiss its previously disclosed litigation against us (“Settlement Agreement”). As a result, we recorded a loss of $24.5 million in Special charges, which included $20.9 million related to the non-cash loss reserve for the assets conveyed, and other Settlement Agreement related costs of approximately $3.6 million. The transaction closed in fiscal 2018 subject to potential purchase price adjustments.

In fiscal 2017, we sold our Völker business. We recorded a loss of $25.4 million, relating mainly to non-cash write-downs of long-lived assets and working capital associated with the Völker brand portfolio, and transaction related costs of approximately $3.0 million in Special charges. In fiscal 2018, we recorded a gain of $1.0 million attributable to the final working capital settlement associated with the Völker transaction.

In fiscal 2017, we sold our Architectural Products business for $4.5 million in cash proceeds and recorded a gain in Investment income and other, net that was not material.

In fiscal 2016, we sold our perinatal data management systems business for $10.5 million and recorded a gain of $10.1 million in Investment income and other, net.

All businesses recently disposed were part of our Patient Support Systems segment.

Note 3. Goodwill and Indefinite-Lived Intangible Assets

Goodwill

The following summarizes goodwill activity by reportable segment:

	Patient Support Systems	Front Line Care	Surgical Solutions	Total
Balances as of September 30, 2016
Goodwill	$544.1	$1,205.5	$307.6	$2,057.2
Accumulated impairment losses	(472.8)	—	—	(472.8)
Goodwill, net as of September 30, 2016	71.3	1,205.5	307.6	1,584.4

Changes in Goodwill in the period:
Goodwill related to acquisitions	(0.5)	164.8	—	164.3
Currency translation effect	1.4	5.3	4.2	10.9

Balances as of September 30, 2017
Goodwill	545.0	1,375.6	311.8	2,232.4
Accumulated impairment losses	(472.8)	—	—	(472.8)
Goodwill, net as of September 30, 2017	72.2	1,375.6	311.8	1,759.6

Changes in Goodwill in the period:
Goodwill related to acquisitions	—	0.8	—	0.8
Deconsolidation of VIE	—	—	(13.2)	(13.2)
Currency translation effect	(0.6)	(5.8)	(2.5)	(8.9)

Balances as of September 30, 2018
Goodwill	544.4	1,370.6	296.1	2,211.1
Accumulated impairment losses	(472.8)	—	—	(472.8)
Goodwill, net as of September 30, 2018	$71.6	$1,370.6	$296.1	$1,738.3

The majority of our goodwill is not deductible for income tax purposes.

In fiscal 2018, the Company deconsolidated a VIE as a result of no longer having a controlling financial interest in the entity upon the termination of an exclusive distribution agreement. The portion of this entity’s assets, including goodwill, liabilities and operating results that are not attributable to the Company are excluded from our Consolidated Financial Statements as of the effective date of the termination. The impact of this transaction was not significant to our Consolidated Financial Statements.

We acquired Mortara and Tridien in fiscal 2017 and 2016. All goodwill associated with Mortara was assigned to the Front Line Care segment and all goodwill associated Tridien was assigned to the Patient Support Systems segment. In fiscal 2017, we recorded adjustments to goodwill related to the Mortara and Tridien acquisitions. Refer to Note 2 for additional information regarding these acquisitions.

As discussed in Note 11, we operate in three reportable business segments. Goodwill impairment testing is performed at the reporting unit level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded and is reallocated as necessary based on the composition of reporting units over time. Once goodwill is assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.

Testing goodwill for impairment must be performed annually, or on an interim basis upon the occurrence of a triggering event or change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The annual evaluation of goodwill performed in the third quarter of fiscal 2018 and 2017 did not result in any impairments.

Intangible Assets

Intangible assets are stated at cost and consist predominantly of software, patents, acquired technology, trademarks, and acquired customer relationship assets. With the exception of certain indefinite-lived trademarks, our intangible assets are amortized on a straight-line basis over periods generally ranging from 1 to 20 years.

Many of our intangible assets are not deductible for income tax purposes. A summary of intangible assets and the related accumulated amortization follows:

	September 30
	2018		2017
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Patents	$3.0	$2.2	$3.0	$2.0
Software	167.1	139.0	166.1	133.0
Trademarks	500.0	16.8	501.2	14.4
Other	890.4	374.8	966.0	342.9
Total	$1,560.5	$532.8	$1,636.3	$492.3

Amortization expense in fiscal 2018, 2017 and 2016 was $117.9 million, $121.6 million and $113.6 million. Amortization expense for all other intangibles is expected to approximate the following for each of the next five fiscal years and thereafter:

Amount
2019	$115.0
2020	103.0
2021	87.5
2022	74.3
2023	58.5
2024 and beyond	122.6

Software consists mainly of capitalized costs associated with internal use software, including applicable costs associated with the implementation and upgrade of our enterprise resource planning systems. In addition, software includes capitalized development costs for software products to be sold. Capitalized software costs are amortized on a straight-line basis over periods ranging from three to ten years. Software amortization expense was $11.1 million, $12.8 million and $17.0 million in fiscal 2018, 2017 and 2016 and is included primarily in Selling and administrative expenses.

Other intangible assets include mainly acquired customer relationships and developed technology at Welch Allyn and Mortara. The cost and accumulated amortization amounts of customer relationships at Welch Allyn were $513.6 million and $187.9 million as of September 30, 2018 and $517.4 million and $125.5 million as of September 30, 2017. The cost and accumulated amortization amounts of developed technology at Welch Allyn were $54.0 million and $24.6 million as of September 30, 2018 and $54.0 million and $16.6 million as of September 30, 2017. The cost and accumulated amortization amounts of customer relationships at Mortara were $37.9 million and $7.9 million as of September 30, 2018 and $37.9 million and $2.9 million as of September 30, 2017. The cost and accumulated amortization amounts of developed technology at Mortara were $52.3 million and $12.5 million as of September 30, 2018 and $52.3 million and $4.6 million as of September 30, 2017.

We have various indefinite-lived intangible assets representing trade names with a carrying value of $466.9 million as of both September 30, 2018 and 2017. Testing indefinite-lived intangible assets for impairment must be performed annually, or on an interim basis upon the occurrence of a triggering event or change in circumstances that would more likely than not reduce the fair value of an indefinite-lived intangible asset below its carrying amount. The annual evaluation of indefinite-lived intangible assets performed in the third quarter of fiscal 2018 and 2017 did not result in any impairments.

Note 4. Financing Agreements

Total debt consists of the following:

	September 30, 2018	September 30, 2017
Revolving credit facility, matures September 2021	$—	$90.0
Current portion of long-term debt	0.1	109.8
Senior secured Term Loan A, long-term portion, matures September 2021	1,029.7	1,266.7
Senior unsecured 5.75% notes due on September 1, 2023	420.8	419.9
Senior unsecured 5.00% notes due on February 15, 2025	296.4	295.8
Unsecured 7.00% debentures due on February 15, 2024	13.6	13.6
Unsecured 6.75% debentures due on December 15, 2027	29.5	29.6
Securitization Program	110.0	79.1
Note Securitization Facility	72.4	—
Other	0.4	4.8
Total debt	1,972.9	2,309.3
Less Short-term borrowings	182.5	188.9
Total Long-term debt	$1,790.4	$2,120.4

In May 2018, we renewed our 364-day accounts receivable securitization program (the “Securitization Program”) with certain financial institutions for borrowings up to $110.0 million. We also entered into an additional 364-day facility for borrowings up to $90.0 million (the “Note Securitization Facility”) in May 2018. Under the terms of each of the Securitization Program and Note Securitization Facility, certain of our accounts receivable secure the amounts borrowed and cannot be used to pay our other debts or liabilities. The amount that we may borrow at a given point in time is determined based on the amount of qualifying accounts receivable that are present at such point in time. As of September 30, 2018, $110.0 million and $72.4 million was borrowed under the Securitization Program and Note Securitization Facility, respectively. Borrowings outstanding under the Securitization Program and Note Securitization Facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus the applicable margin of 0.8% and 1.0%, respectively, and are included as a component of Short-term borrowings, while the accounts receivable securing these obligations remain as a component of Trade accounts receivable, net of allowances in our Consolidated Balance Sheets. In addition, the agreements governing the Securitization Program and Note Securitization Facility contain various customary affirmative and negative covenants, and customary default and termination provisions. As of September 30, 2018, we were in compliance with these covenants and provisions.

In February 2017, we entered into $300.0 million of senior unsecured notes maturing February 2025 for purposes of financing the Mortara acquisition. These notes bear interest at a fixed rate of 5.00% annually. We also have outstanding senior unsecured notes of $425.0 million maturing in September 2023 that bear interest at a fixed rate of 5.75% annually (collectively, the “Senior Notes”). These Senior Notes were issued at par in a private placement offering and are not registered securities on any public market. All of the notes were outstanding as of September 30, 2018. We are not required to make any mandatory redemption or sinking fund payments with respect to the Senior Notes, other than in certain circumstances such as a change in control or material sale of assets. We may redeem the 5.00% and 5.75% notes prior to maturity, but doing so prior to February 15, 2025 and September 1, 2023, respectively, would require payment of a premium on any amounts redeemed, the amount of which varies based on the timing of the redemption. The indentures governing the Senior Notes contain certain covenants which impose limitations on the amount of dividends we may pay and the amount of common shares we may repurchase in the open market, but we do not expect these covenants to affect our current dividend policy or open share repurchase program. The terms of these indentures also impose certain restrictions on the amount and type of additional indebtedness we may obtain in the future, as well as the types of liens and guarantees we may provide.

Our Senior Credit Agreement consists of two facilities as follows:

•	$1,462.5 million senior secured Term Loan A facility (“TLA Facility”), maturing in September 2021

•	Revolving Credit Facility, providing borrowing capacity of up to $700.0 million, maturing in September 2021

The TLA Facility and Revolving Credit Facility bear interest at variable rates which currently approximate 3.8%. These interest rates are based primarily on the LIBOR, but under certain conditions could also be based on the U.S. Federal Funds Rate or the U.S. Prime Rate, at our option. We are able to voluntarily prepay outstanding loans under the TLA Facility at any time. In 2018, we made payments of $350.9 million on the TLA Facility, including the required minimum $146.3 million leaving no scheduled repayment in 2019.

The following table summarizes the maturities of the TLA Facility for fiscal 2019 through 2022:

Amount
2019	$—
2020	106.3
2021	932.2
2022	—

On September 30, 2018, there were no outstanding borrowings on the Revolving Credit Facility, and available borrowing capacity was $691.9 million after giving effect to $8.1 million of outstanding standby letters of credit. The availability of borrowings under our Revolving Credit Facility is subject to our ability at the time of borrowing to meet certain specified conditions, including compliance with covenants contained in the Senior Credit Agreement.

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

Any Fiscal Quarter Ended in the Calendar Year Ending:	Maximum Secured Net Leverage Ratio	Minimum Interest Coverage Ratio
December 31, 2018	3.50x	3.75x
December 31, 2019 and thereafter	3.00x	4.00x

We were in compliance with all financial covenants under our financing agreements as of September 30, 2018.

In conjunction with the amendment of the Senior Credit Agreement governing these facilities, we recorded a $10.8 million loss on extinguishment of debt related to a majority of the debt issuance costs previously capitalized for the Term Loan B facility in September 2016. We also incurred $6.5 million of costs related to the amendment, $4.5 million of which were capitalized as part of the new Senior Secured Credit Facilities.

We are exposed to market risk from fluctuations in interest rates. We sometimes manage our exposure to interest rate fluctuations through the use of interest rate swaps. As of September 30, 2018, we had seven interest rate swap agreements, with notional amounts of $750.0 million, in aggregate, to hedge the variability of cash flows associated with a portion of the variable interest rate payments through September 2021 on the Senior Secured Credit Facilities. The interest rate swaps have effective start dates ranging between December 31, 2017 and September 8, 2020 and are designated as cash flow hedges. As of September 30, 2018, these swaps were in a net asset position with an aggregate fair value of $24.8 million, all of which were classified as Other assets. As of September 30, 2017, these swaps were in a net asset position with an aggregate fair value of $7.3 million, of which $8.5 million were classified as Other assets and $1.2 million were classified as Other current liabilities. We classify fair value measurements on our interest rate swaps as Level 2, as described in Note 1.

In July 2018, we entered into two cross-currency swap agreements, with notional amounts of $197.5 million, in aggregate, to hedge the variability of U.S. dollar-Euro exchange rates through July 2023. The cross-currency swaps are designated as net investment hedges of subsidiaries using Euro as their functional currency. The Company entered into the cross-currency swaps to mitigate changes in net assets due to changes in U.S. dollar-Euro spot exchange rates. As of September 30, 2018, these swaps were in a net liability position with an aggregate fair value of $1.2 million which was classified as Other current liabilities. We classify fair value measurements on our cross-currency swaps as Level 2, as described in Note 1. We adopted ASU 2017-12 in the fourth quarter of fiscal 2018. Under this guidance, the Company assesses hedge effectiveness under the spot-to-spot method and records changes in fair value attributable to the translation of foreign currencies through Accumulated other comprehensive income (loss). The Company has elected to amortize the impact of all other changes in fair value of the derivative through Interest expense.

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The book values of our short-term debt instruments and Revolving Credit Facility approximate fair value.

The estimated fair values of our long-term debt instruments are described in the table below:

	September 30, 2018	September 30, 2017
Senior secured Term Loan A	$991.9	$1,364.8
Senior unsecured 5.75% notes due on September 1, 2023	437.3	449.3
Senior unsecured 5.00% notes due on February 14, 2025	294.0	311.9
Unsecured debentures	42.9	46.8
Total	$1,766.1	$2,172.8

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

Note 5. Retirement and Postretirement Benefit Plans

Our retirement plans consist of defined benefit plans, postretirement health care plans and defined contribution savings plans. Plans cover certain employees both in and outside of the United States.

Retirement Plans

We sponsor five defined benefit retirement plans. Those plans include a master defined benefit retirement plan in the United States, a nonqualified supplemental executive defined benefit retirement plan, and three defined benefit retirement plans covering employees in Germany and France. Benefits for such plans are based primarily on years of service and the employee’s level of compensation in specific periods of employment. We contribute funds to trusts as necessary to provide for current service and for any unfunded projected future benefit obligation over a reasonable period of time. All of our plans have a September 30 measurement date.

Effect on Operations

The components of net periodic benefit cost for our defined benefit retirement plans were as follows:

	Year Ended September 30
	2018	2017	2016
Service cost	$4.8	$5.8	$5.0
Interest cost	11.0	9.9	10.9
Expected return on plan assets	(15.7)	(14.6)	(13.0)
Amortization of unrecognized prior service cost, net	0.1	0.2	0.3
Amortization of net loss	4.5	6.1	4.5
Net periodic benefit cost	4.7	7.4	7.7
Special termination benefits	—	0.1	—
Net pension expense	$4.7	$7.5	$7.7

Obligations and Funded Status

The change in benefit obligations, plan assets and funded status, along with amounts recognized in the Consolidated Balance Sheets for our defined benefit retirement plans were as follows:

	Year Ended September 30
	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$345.8	$347.1
Service cost	4.8	5.8
Interest cost	11.0	9.9
Actuarial gain	(13.8)	(5.7)
Benefits paid	(12.8)	(12.5)
Acquisitions	0.1	—
Special termination benefits	—	0.1
Exchange rate (gain) loss	(0.5)	1.1
Benefit obligation at end of year	334.6	345.8

Change in plan assets:
Fair value of plan assets at beginning of year	284.4	267.0
Actual return on plan assets	7.1	28.8
Employer contributions	1.1	1.1
Benefits paid	(12.8)	(12.5)
Fair value of plan assets at end of year	279.8	284.4
Funded status and net amounts recognized	$(54.8)	$(61.4)

Amounts recorded in the Consolidated Balance Sheets:
Accrued pension benefits, current portion	$(1.1)	$(1.2)
Accrued pension benefits, long-term	(53.7)	(60.2)
Net amount recognized	$(54.8)	$(61.4)

In addition to the amounts above, net actuarial losses of $50.2 million and prior service costs of $0.5 million, less the tax effect of $20.2 million are included as components of Accumulated other comprehensive income (loss) as of September 30, 2018. In addition to the amounts above, net actuarial losses of $59.9 million and prior service costs of $0.6 million, less the tax effect of $22.8 million are included as components of Accumulated other comprehensive income (loss) as of September 30, 2017. The estimated net actuarial loss and prior service cost for our defined benefit retirement plans that will be amortized from Accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $2.4 million and $0.1 million, respectively.

Accumulated Benefit Obligation

The accumulated benefit obligation for all defined benefit pension plans was $316.1 million and $325.7 million as of September 30, 2018 and 2017. Selected information for our plans, including plans with accumulated benefit obligations exceeding plan assets, was as follows:

	September 30, 2018			September 30, 2017
	PBO	ABO	Plan Assets	PBO	ABO	Plan Assets
Master plan	$309.5	$292.7	$279.6	$319.8	$301.5	$284.1
International plans	20.5	18.8	0.2	20.8	19.0	0.3
Supplemental executive plan	4.6	4.6	—	5.2	5.2	—
	$334.6	$316.1	$279.8	$345.8	$325.7	$284.4

Actuarial Assumptions

The weighted average assumptions used in accounting for our domestic pension plans were as follows:

	2018	2017	2016
Weighted average assumptions to determine benefit obligations at the measurement date:
Discount rate for obligation	4.2%	3.9%	3.7%
Rate of compensation increase	3.0%	3.0%	3.0%

Weighted average assumptions to determine benefit cost for the year:
Discount rate for expense	3.9%	3.7%	4.4%
Expected rate of return on plan assets	6.0%	5.8%	5.8%
Rate of compensation increase	3.0%	3.0%	3.0%

The discount rates used in the valuation of our defined benefit pension plans are evaluated annually based on current market conditions. In setting these rates, we utilize long-term bond indices and yield curves as a preliminary indication of interest rate movements, and then make adjustments to the respective indices to reflect differences in the terms of the bonds covered under the indices in comparison to the projected outflow of our pension obligations. The overall expected long-term rate of return is based on historical and expected future returns, which are inflation adjusted and weighted for the expected return for each component of the investment portfolio, as well as taking into consideration economic and capital market conditions. The rate of assumed compensation increase is also based on our specific historical trends of past wage adjustments. The weighted average discount rate assumptions used for our international plans are lower than our domestic plan assumptions and do not significantly affect the consolidated net benefit obligation or net periodic benefit cost balances.

Plan Assets

The weighted average asset allocations of our master defined benefit retirement plan as of September 30, 2018 and 2017, by asset category, along with target allocations, are as follows:

	2018 Target Allocation	2017 Target Allocation	2018 Actual Allocation	2017 Actual Allocation

Equity securities	31%-37%	37% - 45%	35%	42%
Fixed income securities	63%-69%	55% - 63%	65%	58%
Total			100%	100%

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

The investment portfolio contains a diversified portfolio of fixed income securities and equities. Securities are also diversified in terms of domestic and international securities, short- and long-term securities, growth and value styles, large cap and small cap stocks. The primary investment strategy is a dynamic target allocation method that periodically rebalances among various investment categories depending on the current funded positions. This program is designed to actively move from return-seeking investments (such as equities) toward liability-hedging investments (such as long-duration fixed income) as funding levels improve.

Trust assets are invested subject to the following policy restrictions: short-term securities must be rated A2/P2 or higher; all fixed-income securities shall have a credit quality rating “BBB” or higher; and investments in equities in any one company may not exceed 10% of the equity portfolio.

Fair Value Measurements of Plan Assets

Cash as part of plan assets was $4.0 million and $7.2 million as of September 30, 2018 and 2017 and was classified as a Level 1 financial instrument.

In fiscal 2017, we adopted revised disclosure guidance related to investments measured at NAV as a practical expedient, under which they are no longer categorized in the fair value hierarchy. The following table summarizes these assets by category:

	September 30, 2018	September 30, 2017
Equities (a)
U.S. companies	$50.0	$58.6
International companies	46.4	59.4
Fixed income securities (a)	179.4	159.2
Total plan assets at fair value, excluding cash	$275.8	$277.2
(a) These investments are commingled funds and/or collective trusts valued using the net asset value (“NAV”) unit price provided by the fund administrator. The NAV is based on the value of the underlying assets owned by the fund.

Cash Flows

Our U.S. master defined benefit plan is funded in excess of 90%, as measured under the requirements of the Pension Protection Act of 2006, and therefore we expect that the plan will not be subject to the “at risk” funding requirements of this legislation.

In fiscal 2018 and 2017, we contributed cash of $1.1 million to our defined benefit retirement plans in each year. We will not be required to contribute to our master defined benefit retirement plan in fiscal 2019 due to the current funding level; however, minimal contributions will be required for our unfunded plans.

Estimated Future Benefit Payments

The benefit payments, which are expected to be funded through plan assets and company contributions and reflect expected future service, are expected to be paid as follows:

Pension Benefits
2019	$14.4
2020	14.5
2021	15.3
2022	16.0
2023	16.7
2024-2028	95.5

Defined Contribution Savings Plans

We have defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees. The general purpose of these plans is to provide additional financial security in retirement by providing employees with an incentive to make regular savings. Our contributions to the plans are based on eligibility and employee contributions. Expense under these plans was $28.4 million in fiscal 2018. In fiscal 2017 and 2016, the expense was $26.8 million in each year.

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

The expense related to postretirement health care plans has not been significant in fiscal 2018, 2017 or 2016. The change in the accumulated postretirement benefit obligation was as follows:

	Year Ended September 30
	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$19.4	$21.6
Service cost	0.3	0.4
Interest cost	0.6	0.5
Plan amendments	—	(0.7)
Actuarial gain	(2.4)	(1.8)
Benefits paid	(1.2)	(0.9)
Retiree contributions	0.3	0.3
Benefit obligation at end of year	$17.0	$19.4

Amounts recorded in the Consolidated Balance Sheets:
Accrued benefits obligation, current portion	$1.6	$1.5
Accrued benefits obligation, long-term	15.4	17.9
Net amount recognized	$17.0	$19.4

We contributed approximately $1.2 million to the plans in fiscal 2018, compared to $0.9 million in fiscal 2017.

In addition to the amounts above, net actuarial gains of $8.7 million and prior service credits of $0.8 million, less the tax effect of $3.0 million are included as components of Accumulated other comprehensive income (loss) as of September 30, 2018. Net actuarial gains of $7.3 million and prior service credits of $1.0 million, less the tax effect of $3.1 million are included as components of Accumulated other comprehensive income (loss) as of September 30, 2017.

The estimated net actuarial gain and prior service benefit for our postretirement health care plans that will be amortized from Accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $0.8 million and $0.2 million.

The discount rate used to determine the net periodic benefit cost for the postretirement health care plans for fiscal 2018, 2017 and 2016 was 3.0%, 3.0% and 3.5%. The discount rate used to determine the benefit obligation as of September 30, 2018 was 4.0%. In fiscal 2017, the discount rate was 3.3%. In fiscal 2016, the discount rate for the plans ranged from 2.9% to 3.0%. As of September 30, 2018, the health care cost trend rates for the plans were generally assumed to be in the ranges of 7.8% to 7.0%, trending down to a rate of 4.5% over the long-term.

A one-percentage-point increase/decrease in the assumed health care cost trend rates as of September 30, 2018 would cause an increase/decrease in service and interest costs of less than $0.1 million, along with an increase/decrease in the benefit obligation of $1.0 million.

We fund the postretirement health care plans as benefits are paid and current plan benefits are expected to require contributions of approximately $1.6 million in fiscal 2019 and approximately $2.0 million per fiscal year thereafter.

Note 6. Other Comprehensive Income

The following tables represent the changes in Accumulated other comprehensive income (loss) by component in fiscal 2018, 2017 and 2016:

	Year Ended September 30, 2018
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance[3]
Derivative instruments and hedges:
Foreign exchange forward contracts[1]	$0.4	$0.3	$0.7	$(0.1)	$0.6	$(0.4)	$0.6	$0.2
Interest rate swaps[2]	22.8	(5.3)	17.5	(3.9)	13.6	4.7	13.6	18.3
Cross-currency swaps[2]	(2.2)	$—	(2.2)	0.5	(1.7)	—	(1.7)	(1.7)
Derivative instruments and hedges total	21.0	(5.0)	16.0	(3.5)	12.5	4.3	12.5	16.8
Foreign currency translation adjustment	(24.0)	—	(24.0)	—	(24.0)	(81.3)	(24.0)	(105.3)
Change in pension and postretirement defined benefit plans	7.9	3.0	10.9	(2.4)	8.5	(33.0)	8.5	(24.5)
Total	$4.9	$(2.0)	$2.9	$(5.9)	$(3.0)	$(110.0)	$(3.0)	$(113.0)

1We are subject to variability in foreign currency exchange rates due to our international operations. Exposure to this variability is periodically managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. From time-to-time, we enter into currency exchange agreements to manage our exposure arising from fluctuating exchange rates related to specific and projected transactions. We operate this program pursuant to documented corporate risk management policies and do not enter into derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currencies. Our currency risk consists primarily of foreign currency denominated firm commitments and projected foreign currency denominated intercompany and third-party transactions. As of September 30, 2018, the notional amount of open foreign exchange contracts was $5.5 million. These contracts were in a net asset position reported in Other current assets with a fair value of $0.1 million. The maximum length of time over which we hedge transaction exposures is generally 15 months. Derivative gains and losses, initially reported as a component of Accumulated other comprehensive income (loss), are reclassified to earnings in the period when the transaction affects earnings.

2 See Note 4 for information related to our interest rate and cross-currency swap agreements.

3The estimated net amount of gains and losses that are reported in Accumulated other comprehensive (loss) as of September 30, 2018 that is expected to be reclassified into earnings within the next 12 months is $6.0 million.

	Year Ended September 30, 2017
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Derivative instruments and hedges:
Foreign exchange forward contracts	$(0.4)	$(0.2)	$(0.6)	$0.1	$(0.5)	$0.1	$(0.5)	$(0.4)
Interest rate swaps	13.1	(0.7)	12.4	(4.5)	7.9	(3.2)	7.9	4.7
Derivative instruments and hedges total	12.7	(0.9)	11.8	(4.4)	7.4	(3.1)	7.4	4.3
Foreign currency translation adjustment	32.9	1.0	33.9	—	33.9	(115.2)	33.9	(81.3)
Change in pension and postretirement defined benefit plans	22.1	5.9	28.0	(10.2)	17.8	(50.8)	17.8	(33.0)
Total	$67.7	$6.0	$73.7	$(14.6)	$59.1	$(169.1)	$59.1	$(110.0)

	Year Ended September 30, 2016
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Derivative instruments and hedges:
Foreign exchange forward contracts	$0.3	$(0.2)	$0.1	$—	$0.1	$—	$0.1	$0.1
Interest rate swaps	(5.2)	0.1	(5.1)	1.9	(3.2)	—	(3.2)	(3.2)
Derivative instruments and hedges total	(4.9)	(0.1)	(5.0)	1.9	(3.1)	—	(3.1)	(3.1)
Foreign currency translation adjustment	(22.4)	—	(22.4)	—	(22.4)	(92.8)	(22.4)	(115.2)
Change in pension and postretirement defined benefit plans	(8.5)	4.4	(4.1)	1.3	(2.8)	(48.0)	(2.8)	(50.8)
Total	$(35.8)	$4.3	$(31.5)	$3.2	$(28.3)	$(140.8)	$(28.3)	$(169.1)

The following table represents the items reclassified out of Accumulated other comprehensive income (loss) and the related tax effects in fiscal 2018, 2017 and 2016:

	Year Ended September 30
	2018			2017			2016
	Amount reclassified	Tax effect	Net of tax	Amount reclassified	Tax effect	Net of tax	Amount reclassified	Tax effect	Net of tax
Derivative instruments and hedges:
Foreign exchange forward contracts (a)	$0.3	$—	$0.3	$(0.2)	$—	$(0.2)	$(0.2)	$—	$(0.2)
Interest rate swaps (b)	(5.3)	1.2	(4.1)	(0.7)	0.3	(0.4)	0.1	—	0.1
Derivative instruments and hedges total	$(5.0)	$1.2	$(3.8)	$(0.9)	$0.3	$(0.6)	$(0.1)	$—	$(0.1)
Foreign currency translation adjustment (c)	—	—	—	1.0	—	1.0	—	—	—
Change in pension and postretirement defined benefit plans (d)	3.0	(1.0)	2.0	5.9	(2.2)	3.7	4.4	(1.3)	3.1

(a) Reclassified from Accumulated other comprehensive income (loss) into Investment income and other, net.
(b) Reclassified from Accumulated other comprehensive income (loss) into Interest expense.
(c) Reclassified from Accumulated other comprehensive income (loss) into Special charges.
(d) Reclassified from Accumulated other comprehensive income (loss) into Cost of goods sold and Selling and administrative expenses. These components are included in the computation of net periodic pension expense.

Note 7. Special Charges

In connection with various organizational changes to improve our business alignment and cost structure, as well as legal settlements, we recognized Special charges of $77.6 million, $37.4 million and $39.9 million in fiscal 2018, 2017 and 2016. We continue to evaluate additional actions related to these programs and expect additional Special charges to be incurred. However, it is not practicable to estimate the amount or timing of these future expected costs until such time as the evaluations are complete.

These charges are summarized as follows:

Legal Claim Recovery and Legal Settlements
In fiscal 2018, we received a settlement payment for a legal claim and recorded a gain of $1.2 million in Special charges.

In fiscal 2017, we entered into a confidential agreement with Stryker Corporation, resolving alleged infringement of certain Hill-Rom patents covering proprietary communications networks resulting in a gain of $15.1 million recorded in Special charges.

Dispositions
In fiscal 2018, we entered into an agreement to convey certain net assets related to the Company’s third-party rental business, which is comprised of purchased moveable medical equipment that can be rented to customers, to Universal Hospital Services, Inc. (“UHS”) in exchange for UHS’s agreement to dismiss its previously disclosed litigation against the Company (“Settlement Agreement”). The third-party rental business was part of our Patient Support Systems segment. As a result, in fiscal 2018, we recorded a loss of $24.5 million in Special charges, which included $20.9 million related to the non-cash loss reserve for the assets to be conveyed, and other Settlement Agreement related costs of approximately $3.6 million. The transaction closed in fiscal 2018 subject to potential purchase price adjustments.

In fiscal 2017, we sold our Völker business. We recorded impairment charges of $25.4 million in fiscal 2017, relating mainly to non-cash write-downs of long-lived assets and working capital associated with the Völker brand portfolio and fiscal 2017 related transaction costs of approximately $3.0 million in Special charges.

In fiscal 2017, we sold our Architectural Products business and recorded $1.1 million of expense, primarily related to severance, in Special charges.

Business Optimization
In fiscal 2018, we initiated a global transformation program focused on reducing complexity, increasing efficiency, improving our cost structure and accelerating growth with targeted investments that align with our strategic priorities. In fiscal 2018, this program resulted in charges of $37.2 million, of which $17.6 million were severance and benefit costs with the remainder primarily comprising professional fees and project management costs.

In fiscal 2014, we announced a global transformation program focused on improving our cost structure. The domestic portion of this action was completed in fiscal 2015. Part of this program included reducing our European manufacturing capacity and streamlining our global operations by, among other things, executing a back office process transformation program in Europe. The restructuring in Europe is complete and, in fiscal 2017, we recorded Special charges of $0.9 million for legal and professional fees, temporary labor, project management, severance and benefit costs, and other administrative functions. These amounts compare to charges of $5.1 million (net of reversals) in fiscal 2016. Since the inception of this program through September 30, 2018, we have recognized aggregate special charges of $80.8 million. We do not expect to incur further costs related to this action.

Site Consolidation
In fiscal 2015, we initiated a plan to streamline our operations and simplify our supply chain by consolidating certain manufacturing and distribution operations (“Site Consolidation”). As part of this action, we have announced the closure of eight sites. In fiscal 2018, we recorded total charges of $15.9 million, related to these efforts, of which $3.7 million were severance and benefit costs with the remainder comprising lease termination and asset write-down costs. In 2017, we recorded total charges related to these activities of $19.7 million related to these actions, of which $5.1 million were severance and benefit costs. In fiscal 2016, we recorded total charges of $15.9 million, of which $7.2 million were severance and benefit costs.

In fiscal 2017, we sold our Charleston property for $6.1 million in cash proceeds and recorded a gain of $5.2 million in Special charges.

Since the inception of the Site Consolidation program through September 30, 2018, we have recognized aggregate special charges of $50.8 million.

Integration and Business Realignment
As we acquire businesses, we initiate integration activities and position our existing businesses to capitalize on opportunities for growth. We acquired Mortara and Tridien in fiscal 2017 and 2016 and initiated integration activities to achieve the available synergies of our combined company. We also incurred costs, including severance and benefit costs, associated with other business realignment and integration activities. In fiscal 2018, we incurred total integration and business realignment charges of approximately $1.2 million. These amounts compare to charges of $7.6 million, of which $3.5 million were severance and benefit costs in fiscal 2017 and charges of $19.0 million, of which $14.0 million were severance and benefit costs in fiscal 2016.

For all accrued severance and other benefit charges described above, we record restructuring reserves within Other current liabilities. The reserve activity for severance and other benefits in fiscal 2018 and 2017 was as follows:

Balance as of September 30, 2016	$14.7
Expenses	9.7
Cash Payments	(14.3)
Reversals	(1.1)
Balance as of September 30, 2017	9.0
Expenses	21.3
Cash Payments	(20.9)
Reversals	(0.9)
Balance as of September 30, 2018	$8.5

Note 8. Income Taxes

The significant components of income before income taxes and the consolidated income tax provision were as follows:

	Year Ended September 30
	2018	2017	2016
Income before income taxes:
Domestic	$101.8	$129.0	$92.2
Foreign	95.4	54.0	46.1
Total	$197.2	$183.0	$138.3

Income tax expense:
Current provision
U.S. Federal	$5.9	$61.6	$4.7
State	3.5	8.6	2.2
Foreign	20.2	13.3	9.1
Total current provision	29.6	83.5	16.0
Deferred provision:
U.S. Federal	(83.4)	(34.9)	21.8
State	(2.8)	1.3	1.2
Foreign	1.4	0.8	(23.5)
Total deferred provision	(84.8)	(32.8)	(0.5)
Income tax expense	$(55.2)	$50.7	$15.5

Differences between income tax expense reported for financial reporting purposes and that computed based upon the application of the statutory U.S. Federal tax rate to the reported income before income taxes were as follows:

	Year Ended September 30
	2018		2017		2016
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
U.S. Federal income tax (a)	$48.4	24.5%	$64.1	35.0%	$48.4	35.0%
State income tax (b)	2.9	1.5%	4.1	2.2%	2.9	2.1%
Foreign income tax (c)	(23.3)	(11.8)%	(35.6)	(19.4)%	(14.0)	(10.1)%
Application of federal research tax credits	(5.6)	(2.9)%	(3.6)	(2.0)%	(5.6)	(4.0)%
Application of foreign tax credits	(1.0)	(0.5)%	(15.0)	(8.2)%	(0.5)	(0.4)%
Valuation of tax attributes	23.4	11.9%	36.3	19.8%	(14.4)	(10.4)%
Foreign inclusions	(0.9)	(0.4)%	11.5	6.3%	0.9	0.6%
Domestic manufacturer’s deduction	(0.9)	(0.4)%	(4.4)	(2.4)%	(1.8)	(1.3)%
Excess tax benefits from share based awards	(16.1)	(8.2)%	(8.9)	(4.9)%	—	—%
U.S. tax benefit of foreign currency loss	(9.2)	(4.7)%	—	—%	—	—%
U.S. tax reform deferred tax remeasurement	(93.8)	(47.6)%	—	—%	—	—%
U.S. tax reform transition tax	22.9	11.6%	—	—%	—	—%
Other, net	(2.0)	(1.0)%	2.2	1.3%	(0.4)	(0.3)%
Income tax expense	$(55.2)	(28.0)%	$50.7	27.7%	$15.5	11.2%

(a)	At statutory rate.

(b)	Net of U.S. Federal benefit.

(c)	U.S. Federal tax rate differential.

The tax effect of temporary differences that gave rise to the deferred tax balance sheet accounts were as follows:

	Year Ended September 30
	2018	2017
Deferred tax assets:
Employee benefit accruals	$34.9	$64.5
Inventory	12.7	16.6
Net operating loss carryforwards	84.5	70.7
Tax credit carryforwards	20.5	23.3
Other, net	26.4	41.4
	179.0	216.5
Less: Valuation allowance	(80.2)	(58.2)
Total deferred tax assets	98.8	158.3

Deferred tax liabilities:
Depreciation	(19.2)	(28.6)
Amortization	(216.8)	(349.7)
Other, net	(9.1)	(5.3)
Total deferred tax liabilities	(245.1)	(383.6)
Deferred tax asset (liability) - net	$(146.3)	$(225.3)

As of September 30, 2018, we had $83.4 million of deferred tax assets related to operating loss carryforwards in foreign jurisdictions that are subject to various carryforward periods with the majority eligible to be carried forward for an unlimited period. Additionally, we had $0.7 million of deferred tax assets related to U.S. Federal net operating loss (“NOL”) carryforwards which will expire between 2019 and 2033 and $0.4 million of deferred tax assets related to state NOL carryforwards, which expire between 2018 and 2037. We had $20.5 million of deferred tax assets related to state tax credits, some of which will be carried forward for an unlimited period and some of which will expire between 2018 and 2032. During fiscal 2018 we fully utilized all of our foreign tax credit carryforwards. We had $2.7 million of deferred tax assets related to capital loss carryforwards, which will expire in 2021.

The gross deferred tax assets as of September 30, 2018 were reduced by valuation allowances of $80.2 million primarily related to certain foreign deferred tax attributes and state tax credit carryforwards as it is more likely than not that some portion or all of these tax attributes will not be realized. In evaluating whether it is more likely than not that we would recover our deferred tax assets, future taxable income, the reversal of existing temporary differences and tax planning strategies were considered. We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances.

We operate under tax holidays in both Singapore and Puerto Rico. The Singapore tax holiday is effective through 2019 while the Puerto Rico tax holiday is effective through 2025. Both incentives are conditional on meeting certain employment and/or investment thresholds. The impact of these tax holidays decreased foreign taxes by $4.3 million in fiscal 2018, $3.6 million in fiscal 2017 and $4.1 million in fiscal 2016. The benefit of the tax holidays on net income per diluted share was $0.06, $0.05 and $0.06 in fiscal 2018, 2017 and 2016.

With regard to our non-U.S. subsidiaries, it is our practice and intention to reinvest the earnings in those businesses, to fund capital expenditures and other operating cash needs. Because the undistributed earnings of non-U.S. subsidiaries are considered to be permanently reinvested, no U.S. deferred income taxes or foreign withholding taxes have been provided on earnings subsequent to the enactment of the Tax Act. As of September 30, 2018, we have approximately $193.0 million of undistributed earnings in our non-U.S. subsidiaries that are considered to be permanently reinvested. If such earnings were repatriated, we do not anticipate incurring a significant amount of additional tax expense.

We file a consolidated federal income tax return as well as multiple state, local and foreign jurisdiction tax returns. In the normal course of business, we are subject to examination by the taxing authorities in each of the jurisdictions where we file tax returns. In fiscal 2018, the U.S. Internal Revenue Service (“IRS”) concluded its audit of fiscal 2016 and initiated its post-filing examination of the fiscal 2017 consolidated federal return. We continue to participate in the IRS Compliance Assurance Program (“CAP”) in fiscal 2018 and 2019 and we are in the application process to remain in the CAP in fiscal 2020. The CAP provides the opportunity for the IRS to review certain tax matters prior to us filing our tax return for the year, thereby reducing the time it takes to complete the post-filing examination. We are also subject to state and local or foreign income tax examinations by taxing authorities for years back to fiscal 2013.

We also have on-going audits in various stages of completion in several state and foreign jurisdictions, one or more of which may conclude within the next 12 months. Such settlements could involve some or all of the following: the payment of additional taxes and related penalties, the adjustment of certain deferred taxes and/or the recognition of unrecognized tax benefits. The resolution of these matters, in combination with the expiration of certain statutes of limitations in various jurisdictions, make it reasonably possible that our unrecognized tax benefits may decrease as a result of either payment or recognition by approximately $0.5 million to $3.5 million in the next 12 months, excluding interest.

The total amount of gross unrecognized tax benefits as of September 30, 2018, 2017 and 2016 were $6.2 million, $4.5 million and $5.1 million, which includes $5.6 million, $3.3 million and $3.6 million that, if recognized, would impact the effective tax rate in future periods. The remaining amount relates to items which, if recognized, would not impact our effective tax rate.

A rollforward of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended September 30
	2018	2017	2016
Balance as of October 1	$4.5	$5.1	$5.8
Increases in tax position of prior years	2.3	0.1	0.8
Decreases in tax position of prior years	—	—	(0.1)
Increases in tax position during the current year	0.3	—	—
Settlements with taxing authorities	—	—	(0.3)
Lapse of applicable statute of limitations	(0.9)	(0.8)	(0.5)
Change in positions due to acquisitions	—	—	(0.6)
Foreign currency adjustments	—	0.1	—
Total change	1.7	(0.6)	(0.7)
Balance as of September 30	$6.2	$4.5	$5.1

In fiscal 2018, we recorded a reserve of $2.6 million related to an unrecognized tax benefit in a non-US jurisdiction that we believe is not more likely than not of being sustained on audit.

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties, which are not presented in the rollforward table above, were $2.1 million, $2.6 million and $3.0 million as of September 30, 2018, 2017 and 2016. Related to interest and penalties, we recognized an income tax benefit of $0.5 million in 2018 and $0.4 million in 2017. There was no income tax impact of interest or penalties in 2016.

A change in a tax accounting method was approved by the Internal Revenue Service in fiscal 2018 which resulted in a reduction in U.S. tax of $9.2 million for prior year currency exchange losses.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code which impacted fiscal 2018 including, but not limited to (1) reduced the U.S. Federal corporate tax rate, (2) required a one-time transition tax (“Transition Tax”) on certain unrepatriated earnings of foreign subsidiaries that may electively be paid over eight years, and (3) accelerated first year expensing of certain capital expenditures. The Tax Act reduces the U.S. Federal corporate tax rate from 35.0% to 21.0% effective January 1, 2018 for calendar year tax filers. Internal Revenue Code Section 15 provides that for fiscal 2018 we will have a blended corporate tax rate of 24.5%, which is based on a proration of the applicable tax rates before and after the effective date of the Tax Act. The statutory tax rate of 21.0% will apply for fiscal 2019 and beyond.

The Tax Act also puts in place new tax laws that will impact our taxable income beginning in fiscal 2019, which include, but are not limited to (1) creating a Base Erosion Anti-abuse Tax (“BEAT”), which is a tax on certain related-party payments that reduce the U.S. tax base, (2) generally eliminating U.S. Federal income taxes on dividends from foreign subsidiaries, (3) a new provision designed to tax currently global intangible low-taxed income (“GILTI”), which allows for the possibility of utilizing foreign tax credits and a deduction equal to 50.0% to offset the income tax liability (subject to some limitations), (4) a provision that could limit the amount of deductible interest expense, (5) the repeal of the domestic production activity deduction replaced with an additional deduction for foreign-derived intangible income ("FDII"), (6) limitations on the deductibility of certain executive compensation, and (7) limitations on the utilization of foreign tax credits to reduce the U.S. income tax liability.

Shortly after the Tax Act was enacted, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) which provides guidance on accounting for the Tax Act’s impact. SAB 118 provides a measurement period, which in no case should extend beyond one year from the Tax Act enactment date, during which a company acting in good faith may complete the accounting for the impacts of the Tax Act under ASC Topic 740. In accordance with SAB 118, the Company must complete the assessment of the income tax effects of the Tax Act in the first quarter of fiscal 2019.

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

We initially recorded a provisional discrete net tax benefit of $61.4 million related to the Tax Act. We reduced our estimate of the Transition Tax by $9.5 million primarily related to true–ups to earnings and profits amounts and U.S. taxation of foreign credits and inclusions updated for the end of fiscal 2018. After this adjustment, we have recorded a provisional net tax benefit at year end of $70.9 million related to the Tax Act. This net benefit primarily consists of a net benefit of $93.8 million due to the remeasurement of our deferred tax accounts to reflect the corporate rate reduction impact to our net deferred tax balances and a net expense for the Transition Tax of $22.9 million.

Reduction in U.S. Corporate Rate: The Tax Act reduces the U.S. Federal statutory corporate tax rate to 24.5% for fiscal 2018 and 21.0% for fiscal 2019 and beyond. We have recorded a provisional adjustment to our net deferred tax balances, with a corresponding discrete net tax benefit of $93.8 million in fiscal 2018. While we are able to make a reasonable estimate of the impact of the reduction in corporate rate, the Company continues to gather additional information and perform analysis to complete the accounting within the measurement period.

Transition Tax: The Transition Tax is a fiscal 2018 tax on the previously untaxed accumulated and current earnings and profits (“E&P”) of our foreign subsidiaries.  In order to determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings.  E&P is similar to retained earnings of the subsidiary, but requires other adjustments to conform to U.S. tax rules.  We were able to make a reasonable estimate of the Transition Tax and recorded a provisional obligation of $22.9 million. However, proposed interpretative guidance has been provided and we are awaiting final interpretative guidance which the IRS and U.S. Treasury have indicated is anticipated by the end of the 2018 calendar year.

GILTI: The Tax Act includes a provision designed to currently tax global intangible low-taxed income starting in fiscal 2019. Due to the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act, the application of ASC 740, and are considering available accounting policy alternatives to adopt to either record the U.S. income tax effect of future GILTI inclusions in the period in which they arise or establish deferred taxes with respect to the expected future tax liabilities associated with future GILTI inclusions. Our accounting policies depend, in part, on analyzing our global income to determine whether we expect a tax liability resulting from the application of this provision, and, if so, whether and when to record related current and deferred income taxes. Whether we intend to recognize deferred tax liabilities related to the GILTI provisions is dependent, in part, on our assessment of the Company's future operating structure. In addition, the Company has reviewed proposed interpretative guidance issued and is awaiting additional interpretative guidance to assess the impact on the computation of the GILTI tax. For these reasons, we are not yet able to reasonably estimate the effect of this provision of the Tax Act. Therefore, we have not made any adjustments relating to potential GILTI tax in our financial statements and have not made a policy decision regarding our accounting for GILTI.

Following the enactment of the Tax Act, we repatriated $105.2 million from outside the United States in fiscal 2018. We did not record any incremental U.S. taxes on the repatriation and paid related foreign withholding taxes of $0.5 million.

As of September 30, 2017, our practice and intention was to reinvest the earnings in our non-U.S. subsidiaries outside of the U.S., and no U.S. deferred income taxes or foreign withholding taxes were recorded. The Transition Tax noted above will result in the previously untaxed foreign earnings being included in the federal and state fiscal 2018 taxable income. We are currently analyzing our global working capital requirements and the potential tax liabilities that would be incurred if the non-U.S. subsidiaries distribute cash to the U.S. parent, which include local country withholding tax and potential U.S. state taxation. Furthermore, the Transition Tax will close a majority of the outside basis differences in our foreign corporations and any remaining temporary difference will potentially have some interaction with the GILTI tax noted above. Because our analysis is not completed, we are not yet able to reasonably estimate the effect of this provision of the Tax Act and have not recorded any withholding or state tax liabilities, any deferred taxes attributable to GILTI (as noted above) or any deferred taxes attributable to our investment in our foreign subsidiaries.

We are also currently analyzing other provisions of the Tax Act that come into effect for tax years after September 30, 2018 to determine if these items would impact the effective tax rate. These provisions include BEAT, eliminating U.S. Federal income taxes on dividends from foreign subsidiaries, the treatment of amounts in accumulated other comprehensive income, the new provision that could limit the amount of deductible interest expense, the evaluation of the deduction for FDII which could represent an additional tax benefit that offsets the repeal of Domestic Production Activities Deduction, and the limitations on the deductibility of certain executive compensation.

Note 9. Earnings per Common Share

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

Earnings per share are calculated as follows (share information in thousands):

	Year Ended September 30
	2018	2017	2016
Net income attributable to common shareholders	$252.4	$133.6	$124.1

Average basic shares outstanding	66,234	65,599	65,333
Add potential effect of exercise of stock options and other unvested equity awards	1,378	1,626	1,263
Average diluted shares outstanding	67,612	67,225	66,596

Net income attributable to common shareholders per basic common share	$3.81	$2.04	$1.90

Net income attributable to common shareholders per diluted common share	$3.73	$1.99	$1.86

Shares with anti-dilutive effect excluded from the computation of diluted EPS	263	20	395

Note 10. Common Stock

Share Repurchases
As part of the $190.0 million share repurchase program approved by the Board of Directors (“Board”) in September 2013, we repurchased 0.8 million shares of our common stock in the open market in fiscal 2017 valued at $50.0 million. We did not repurchase shares in fiscal 2018 or 2016 in the open market. In November 2017, the Board approved an increase to the share repurchase program in an amount of $150.0 million. As of September 30, 2018, a cumulative total of $175.3 million had been used under both programs, leaving us with availability of $164.7 million under the share repurchase programs. Repurchases may be made on the open market or via private transactions, and are used to manage our capital structure, offset the dilutive impact of stock-based compensation and return cash to shareholders. This program does not have an expiration date and there are no plans to terminate this program in the future.

In connection with employee payroll tax withholding for restricted stock distributions, we purchased 0.2 million shares of our common stock for $14.1 million in fiscal 2018, and 0.2 million shares for $10.6 million in fiscal 2017 and 0.1 million shares for $8.4 million in fiscal 2016.

Stock-Based Compensation
We have stock-based compensation plans under which employees and non-employee directors may be granted options to purchase shares of Company common stock at the fair market value at the time of grant. In addition to stock options, we grant performance share units (“PSUs”) and RSUs to certain management level employees and vested restricted stock to non-employee directors. We also offer eligible employees the opportunity to buy shares of our common stock at a discount via an Employee Stock Purchase Plan (“ESPP”).

Our primary stock-based compensation program is the Stock Incentive Plan, which has been approved by our shareholders. Under the Stock Incentive Plan, we have a total of 15.3 million authorized shares. As of September 30, 2018, approximately 2.5 million shares were available for future grants under our stock-based compensation plans. We generally settle our stock-based awards with treasury shares. As of September 30, 2018, we had 21.2 million treasury shares available for use to settle stock-based awards.

The following table sets forth a summary of the annual stock-based compensation cost that was charged against income for all types of awards:

	Year Ended September 30
	2018	2017	2016
Stock-based compensation cost (pre-tax)	$28.1	$23.0	$23.1
Income tax benefit	(22.7)	(16.5)	(7.9)
Stock-based compensation cost, net of tax	$5.4	$6.5	$15.2

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. In the first quarter of fiscal 2017, we elected to early adopt ASU 2016-09, as permitted. Under ASU 2016-09, the tax effects of stock compensation will be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards will be treated as discrete items in the reporting period in which they occur. Amendments related to accounting for excess tax benefits have been adopted prospectively, resulting in recognition of excess tax benefits against income tax expense rather than additional paid-in capital of $16.1 million and $8.9 million in fiscal 2018 and 2017. As a result of the adoption, we did not record an adjustment to retained earnings as we did not have NOL carryforwards attributable to excess tax benefits on stock compensation that had not been previously recognized to additional paid-in capital. Excess tax benefits for share-based payments are now included as net operating activities rather than net financing activities in the Statements of Consolidated Cash Flows. The changes have been applied prospectively in accordance with the ASU and prior periods have not been adjusted. Cash paid by an employer when directly withholding shares for tax withholding purposes will continue to be classified as financing activities. We elected not to change our accounting policy for forfeitures. The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions.

Stock Options

Stock options granted by our Compensation Committee of our Board under the Stock Incentive Plan are non-qualified stock options. These awards are generally granted with exercise prices equal to the average of the high and low prices of our common stock on the date of grant. They vest in equal annual installments over a three- or four-year period and the maximum contractual term is ten years. We use a Binomial option-pricing model to estimate the fair value of stock options, and compensation cost is recognized on a straight-line basis over the requisite service period.

The following table sets forth the weighted average fair value per share of stock options and the related valuation assumptions used in the determination of those fair values:

	Year Ended September 30
	2018	2017	2016
Weighted average fair value per share	$22.50	$15.05	$14.07

Valuation assumptions:
Risk-free interest rate	2.2%	1.7%	1.6%
Expected dividend yield	0.9%	1.3%	1.2%
Expected volatility	30.8%	33.2%	33.1%
Weighted average expected life (years)	4.9	4.9	4.9

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

The following table summarizes transactions under our stock option plans in fiscal 2018:

	Weighted Average Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1) (in millions)
Balance Outstanding as of October 1, 2017	1,705	$41.79
Granted	372	80.91
Exercised	(1,030)	38.88
Cancelled/Forfeited	(135)	66.27
Balance Outstanding as of September 30, 2018	912	$57.40	7.2	$33.8
Exercisable as of September 30, 2018	357	$41.92	5.3	$18.8
Options Expected to Vest	481	$66.56	8.4	$13.4

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $94.40, as reported by the New York Stock Exchange on September 30, 2018. This amount, which changes continuously based on the fair value of our common stock, would have been received by the option holders had all option holders exercised their options as of the balance sheet date.

The total intrinsic value of options exercised in fiscal 2018, 2017 and 2016 was $54.7 million, $19.4 million and $4.0 million.

As of September 30, 2018, there was $7.2 million of unrecognized compensation expense related to stock options granted under the Stock Incentive Plan. This unrecognized compensation expense does not consider potential forfeitures, and is expected to be recognized over a weighted average period of 2.4 years.

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

The following table summarizes transactions for our nonvested RSUs in fiscal 2018:

	Number of Share Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested RSUs as of October 1, 2017	521	$51.39
Granted	213	81.54
Vested	(340)	47.31
Forfeited	(76)	60.71
Nonvested RSUs as of September 30, 2018	318	$73.72

As of September 30, 2018, there was $14.1 million of total unrecognized compensation expense related to nonvested RSUs granted under the Stock Incentive Plan. This unrecognized compensation expense does not consider potential forfeitures, and is expected to be recognized over a weighted average period of 1.8 years. The total vest date fair value of shares that vested in fiscal 2018, 2017 and 2016 was $21.9 million, $14.5 million and $14.4 million.

Performance Share Units

Our Compensation Committee grants PSUs to certain employees and these awards are subject to any stock dividends, stock splits, and other similar rights inuring to common stock, but unlike our RSUs are not entitled to dividend reinvestment. Vesting of the grants is contingent upon achievement of performance targets and corresponding service requirements.

The fair value of the PSUs is equal to the average of the high and low prices of our common stock on the date of grant, multiplied by the number of units granted. For PSUs with a market condition such as total shareholder return, the Monte-Carlo simulation method is used to determine fair value. The Monte-Carlo simulation is a generally accepted statistical technique used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of our and our group of peer companies’ future expected stock prices.

The following table sets forth the weighted average fair value per share for PSUs and the related valuation assumptions used in the determination of those fair values. PSUs granted in fiscal 2018, 2017 and 2016 are based on company-specific performance targets, with a total shareholder return collar.

	Year Ended September 30
	2018	2017	2016
Weighted average fair value per share	$87.42	$55.95	$50.51

Valuation assumptions:
Risk-free interest rate	1.9%	1.2%	1.1%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	21.9%	22.6%	22.3%

The basis for the assumptions listed above is similar to the valuation assumptions used for stock options, as discussed previously.

The following table summarizes transactions for our nonvested PSUs in fiscal 2018:

	Number of Share Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested PSUs as of October 1, 2017	345	$53.40
Granted	213	87.42
Vested	(174)	75.77
Forfeited	(93)	69.39
Nonvested PSUs as of September 30, 2018	291	$69.36

As of September 30, 2018, there was $11.7 million of unrecognized compensation expense related to PSUs granted under the Stock Incentive Plan based on the expected achievement of certain performance targets or market conditions. This unrecognized compensation expense as of September 30, 2018 does not reflect a reduction for our estimate of potential forfeitures and is expected to be recognized by the end of fiscal 2021. The total fair value of shares that vested in fiscal 2018, 2017 and 2016 was $16.4 million, $14.2 million and $10.2 million.

Note 11. Segment Reporting

We disclose segment information that is consistent with the way in which management operates and views the business. Our operating structure contains the following reporting segments:

•
Patient Support Systems – globally provides our med-surg and specialty bed systems and surfaces, safe patient handling equipment and mobility solutions, as well as our clinical workflow solutions that deliver software and information technologies to improve care and deliver actionable insight to caregivers and patients.

•
Front Line Care – globally provides patient monitoring and diagnostic technologies, including a diversified portfolio of physical assessment tools that help diagnose, treat and manage a wide variety of illnesses and diseases, as well as a portfolio of vision care and respiratory care devices.

•
Surgical Solutions – globally provides products that improve surgical safety and efficiency in the operating room including tables, lights, pendants, positioning devices, and various other surgical instruments and accessories.

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

The following summarizes financial results by reportable segment:

	Year Ended September 30
	2018	2017	2016
Net revenue:
Patient Support Systems	$1,429.5	$1,423.9	$1,437.2
Front Line Care	960.2	885.3	809.7
Surgical Solutions	458.3	434.5	408.3
Total net revenue	$2,848.0	$2,743.7	$2,655.2

Depreciation and amortization of property, plant, equipment and intangibles:
Patient Support Systems	$37.4	$47.0	$51.7
Front Line Care	110.7	107.4	98.7
Surgical Solutions	20.8	22.1	22.3
Corporate	27.6	27.1	27.1
Total depreciation and amortization of property, plant, equipment and intangibles	$196.5	$203.6	$199.8

Divisional income:
Patient Support Systems	$281.3	$249.6	$245.2
Front Line Care	253.0	231.8	202.1
Surgical Solutions	53.1	42.5	46.2

Other operating costs:
Non-allocated operating costs, administrative costs, and other	220.3	213.1	223.3
Special charges	77.6	37.4	39.9
Operating profit	289.5	273.4	230.3

Interest expense	(95.0)	(88.9)	(90.4)
Loss on extinguishment of debt	—	—	(10.8)
Investment income and other, net	2.7	(1.5)	9.2
Income before income taxes	$197.2	$183.0	$138.3

Geographic Information

Geographic data for net revenue and long-lived assets were as follows:

	Year Ended September 30
	2018	2017	2016
Net revenue to unaffiliated customers: (a)
United States	$1,956.4	$1,887.6	$1,829.4
Foreign	891.6	856.1	825.8
Total net revenue	$2,848.0	$2,743.7	$2,655.2
Long-lived assets:
United States	$239.5	$243.9	$234.2
Foreign	88.8	111.5	115.8
Total long-lived assets	$328.3	$355.4	$350.0

(a)	Net revenue is attributed to geographic areas based on the location of the customer.

Note 12. Quarterly Financial Information (Unaudited)

The following table presents selected consolidated financial data by quarter for fiscal 2018 and 2017.

2018 Quarter Ended	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018

Net Revenue	$669.7	$710.5	$708.6	$759.2
Gross Profit	319.6	350.4	348.0	376.2
Net Income Attributable to Common Shareholders	88.3	28.5	45.2	90.4
Net Income Attributable to Common Shareholders per Common Share - Basic	1.34	0.43	0.68	1.36
Net Income Attributable to Common Shareholders per Common Share - Diluted	1.31	0.42	0.67	1.33

2017 Quarter Ended	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017

Net Revenue	$637.4	$678.9	$689.1	$783.3
Gross Profit	302.6	324.4	331.1	362.5
Net Income Attributable to Common Shareholders	23.8	34.4	6.0	69.4
Net Income Attributable to Common Shareholders per Common Share - Basic	0.36	0.52	0.09	1.06
Net Income Attributable to Common Shareholders per Common Share - Diluted	0.36	0.51	0.09	1.03

Note 13. Commitments and Contingencies

Lease Commitments

Rental expense in fiscal 2018, 2017 and 2016 was $33.2 million, $30.5 million and $31.7 million. The table below indicates the minimum annual rental commitments (excluding renewable periods) aggregating $129.6 million, for manufacturing facilities, warehouse distribution centers, service centers and sales offices, under non-cancelable operating leases.

Amount
2019	$31.0
2020	22.9
2021	18.6
2022	14.9
2023	14.2
2024 and beyond	28.0

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

Universal Hospital Services, Inc. - Dismissal of Litigation

On March 7, 2018, we entered into a Settlement Agreement with UHS which, among other things, provided for the conveyance of certain net assets relating to our third-party rental business (Note 2). On May 15, 2018, the Company and UHS entered into a motion for dismissal with prejudice whereby UHS agreed to drop its lawsuit against the Company as part of the Settlement Agreement. On June 1, 2018, the U.S. District Court - Western District of Texas dismissed the case with prejudice.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the supervision and participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our Certifying Officers and our Board, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Management’s Report on Internal Control Over Financial Reporting

The report of management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2018 and the related report of our independent registered public accounting firm, are included in Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal controls over financial reporting for the quarter ended September 30, 2018. Management’s report on our internal control over financial reporting is included in Item 8 of this Form 10-K.

Item 9B.	OTHER INFORMATION

Amended and Restated Employment Agreements and Amended and Restated Change in Control Agreements
On November 16, 2018, the Company entered into (i) amended and restated employment agreements with each of Mr. John P. Groetelaars, President and Chief Executive Officer, Mr. Carlos Alonso Marum, Senior Vice President, President International, Ms. Deborah Rasin, Senior Vice President, Chief Legal Officer and Secretary, and Mr. Steven J. Strobel, Senior Vice President, Chief Financial Officer (collectively the “Amended and Restated Employment Agreements”); and (ii) amended and restated change in control agreements (the “Amended and Restated Change in Control Agreements”) with each of Messrs. Groetelaars, Alonso Marum and Strobel, and Ms. Rasin.

The Amended and Restated Employment Agreements provide as follows:

•
one-year term of employment, which shall be extended automatically, on the same terms and conditions, for successive one-year periods, unless either party gives written notice to the other of its intention not to renew such employment agreement at least 180 days’ prior to the end of the relevant term; provided, however, that the executive’s employment may be terminated earlier pursuant to the terms of the employment agreement;

•	non-competition/non-solicitation period is twelve (12) months for all executives, except for Mr. Groetelaars who has a non-competition/non-solicitation period of eighteen (18) months;

•
participation in and receipt of benefits and perquisites, including retirement and health and welfare benefits (such as participation in the supplemental executive retirement plan (the “SERP”), supplemental long-term disability insurance coverage, a Company-paid Executive physical examination, and reimbursement for a portion of tax preparation and estate and financial planning services) as are available to other senior executives of the Company, subject to the terms of the applicable plan documents and generally applicable Company policies;

•
if the executive is terminated by the Company other than for “cause,” including a termination by the executive for “good reason” (each as defined in the employment agreement), the Company will be required to pay severance to the executive in an amount equal to (i) one times (two (2) times for Mr. Groetelaars) the sum of the executive’s annual base salary plus the executive’s target bonus for the year in which the executive’s employment is terminated, with payments continuing over the twelve (12) months (twenty-four (24) months for Mr. Groetelaars) after the time of such termination, plus (ii) all other deferred compensation, payments, accrued benefits of employment or fringe benefits to which the executive may be entitled pursuant to the express terms of compensation plan arrangements, applicable benefit plans, programs or grants or under the terms of the executive’s employment agreement (collectively, “Accrued Benefits”);

•
each executive will receive a pro-rated portion of the bonus for the fiscal year in which the executive’s employment terminates without cause or for good reason, based on the performance level and the number of days executive was employed during such fiscal year;

•
health and similar welfare benefits will continue for twelve (12) months or until the executive is eligible to be covered by comparable benefits of a subsequent employer, whichever is earlier, and the executive will be immediately vested in the SERP;

•
in the case of death or disability, the Company would not be required to make any additional payments other than (i) all Accrued Benefits to which the executive or his/her estate is entitled in accordance with any applicable plans, and (ii) the executive would be immediately vested in the SERP;

•
if the executive retires, the Company will be required to pay his/her retirement benefits and all other applicable benefits pursuant to terms of such plans; the Company’s obligation to pay the executive’s base salary, annual bonus, and long-term incentives shall cease except to the extent incentives are vested and in accordance with such plans; any outstanding restricted stock units, stock options and performance share units fully vest if the executive retires after having reached age fifty-five (55) and completed five (5) years of employment (ten (10) years of employment for executives hired on or after August 1, 2016), so long as the grant was made more than one year prior to retirement; grants made within one year of retirement will vest on a pro-rated basis;

•
Mr. Groetelaars has a base salary of $1,020,000 per year; a cash incentive compensation opportunity under the Company’s short-term incentive compensation program, with a target bonus of 100% of base salary (payouts under this program range from 0% to 200% of base salary with the incentive compensation opportunity based on established financial and non-financial criteria); and is eligible to participate in the Company’s stock-based long-term incentive compensation program providing for annual grants of restricted stock units, stock options and performance share units as described in the Company’s Proxy Statement filed with the Securities and Exchange Commission on January 19, 2018, with the total combined target grant date award value for Mr. Groetelaars’ position currently being 400% of his base salary;

•
Mr. Strobel has a base salary of $535,000 per year; a cash incentive compensation opportunity under the Company’s short-term incentive compensation program, with a target bonus of 75% of base salary (payouts under this program range from 0% to 200% of base salary with the incentive compensation opportunity based on established financial and non-financial criteria); and is eligible to participate in the Company’s stock-based long-term incentive compensation program providing for annual grants of restricted stock units, stock options and performance share units as described in the

Company’s Proxy Statement filed with the Securities and Exchange Commission on January 19, 2018, with the total combined target grant date award value for Mr. Strobel’s position currently being 250% of his base salary;

•
Mr. Alonso Marum has a base salary of $488,000 per year; a cash incentive compensation opportunity under the Company’s short-term incentive compensation program, with a target bonus of 70% of base salary (payouts under this program range from 0% to 200% of base salary with the incentive compensation opportunity based on established financial and non-financial criteria); and is eligible to participate in the Company’s stock-based long-term incentive compensation program providing for annual grants of restricted stock units, stock options and performance share units as described in the Company’s Proxy Statement filed with the Securities and Exchange Commission on January 19, 2018, with the total combined target grant date award value for Mr. Alonso Marum’s position currently being 175% of his base salary; and

•
Ms. Rasin has a base salary of $492,000 per year; a cash incentive compensation opportunity under the Company’s short-term incentive compensation program, with a target bonus of 60% of base salary (payouts under this program range from 0% to 200% of base salary with the incentive compensation opportunity based on established financial and non-financial criteria); and is eligible to participate in the Company’s stock-based long-term incentive compensation program providing for annual grants of restricted stock units, stock options and performance share units as described in the Company’s Proxy Statement filed with the Securities and Exchange Commission on January 19, 2018, with the total combined target grant date award value for Ms. Rasin’s position currently being 175% of her base salary.

The Amended and Restated Change in Control Agreements provide as follows:

•
payment of specified benefits upon termination of executive’s employment without “cause” or for “good reason” (each as defined in the change in control agreement) in anticipation of or within two (2) years (three (3) years for Mr. Groetelaars) after a Change in Control (as defined in the change in control agreement and described below); the benefits to be provided by the Company upon a Change in Control and such a termination are:

◦	a lump sum payment in cash equal to two (2) times (three (3) times for Mr. Groetelaars) the sum of the executive’s annual base salary plus the executive’s target bonus;

a lump sum payment in cash equal to the pro-rated portion of the bonus for the fiscal year in which the executive’s employment terminates without cause or for good reason, based on the performance level and the number of days executive was employed during such fiscal year;

◦
continued health and medical insurance for the executive and his/her dependents for twenty-four (24) months (thirty-six (36) months for Mr. Groetelaars), with the right to purchase continued medical insurance (at COBRA rates) from the end of this period until the executive reaches retirement age;

◦
for a period of two (2) years (three (3) years for Mr. Groetelaars) following such termination, continuation of the group term life insurance program provided for the executive immediately prior to the Change in Control; and

◦	a cash payment for certain perquisites, such as accrued and unpaid vacation;

•
in addition, in the event the executive’s employment is terminated within two (2) years (three (3) years for Mr. Groetelaars) after a Change in Control, all outstanding stock options, restricted stock units and performance share units will become fully vested, with the performance share units deemed earned based on achievement of the financial performance measures at target (100%);

•	the change in control agreement does not provide for any excise tax “gross-up” payments; and

•
a “Change in Control” is defined generally as (1) the acquisition of beneficial ownership of 35% or more of the voting power of all the Company voting securities by a person or group; (2) the consummation of certain mergers or consolidations; (3) the failure of a majority of the members of the Board to consist of Current Directors (defined as any director on the date of the change in control agreement and any director whose election was approved by a majority of the then-Current Directors); (4) the consummation of a sale of substantially all of the assets of the Company; or (5) the date of approval by the shareholders of the Company of a plan of complete liquidation of the Company.

The descriptions of the Amended and Restated Employment Agreements and the Amended and Restated Change in Control Agreements do not purport to be complete and are subject to, and qualified in their entirety by, the complete text of (i) the Amended and Restated Employment Agreements, copies of which are attached to this Form 10-K as Exhibits 10.43, 10.44, 10.45, 10.46, which exhibits are incorporated herein by reference, (ii) the Amended and Restated Change in Control Agreement with Mr. Groetelaars, a copy of which is attached to this Form 10-K as Exhibit 10.47, which exhibit is incorporated herein by reference, and (iii) the form of Amended and Restated Change in Control Agreement with each other executive, a copy of which is attached to this Form 10-K as Exhibit 10.48, which exhibit is incorporated herein by reference.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC in January 2019 relating to our 2019 Annual Meeting of Shareholders (the “2019 Proxy Statement”), under the headings “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Corporate Governance.” Information relating to our executive officers is included in this Form 10-K in Part I, Item 1 under the caption “Executive Officers.”

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the 2019 Proxy Statement, under the heading “Executive Compensation.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the 2019 Proxy Statement, under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the 2019 Proxy Statement, where such information is included under the heading “Corporate Governance.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the 2019 Proxy Statement, where such information is included under the heading “Proposals Requiring Your Vote - Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents have been filed as a part of this Form 10-K or, where noted, incorporated by reference:

(1)	Financial Statements

The financial statements of the Company and its consolidated subsidiaries are listed under Part II, Item 8 on the Index to the Consolidated Financial Statements.

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

SCHEDULE II
HILL-ROM HOLDINGS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

Fiscal 2018, 2017 and 2016

(In millions)

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS		DEDUCTIONS NET OF RECOVERIES		BALANCE AT END OF PERIOD
Reserves deducted from assets to which they apply:
Allowance for possible losses and sales returns - accounts receivable:
Fiscal Year Ended:
September 30, 2018	$25.1	$2.5	$0.2	(a)	$(6.0)	(b)	$21.8
September 30, 2017	26.8	4.3	2.0	(a)	(8.0)	(b)	25.1
September 30, 2016	26.0	2.1	2.2	(a)	(3.5)	(b)	26.8

Valuation allowance against deferred tax assets:
Fiscal Year Ended:
September 30, 2018	$58.2	$23.1	$—	(c)	$(1.1)	(d)	$80.2
September 30, 2017	26.9	30.8	—	(c)	0.5	(d)	58.2
September 30, 2016	40.7	(14.9)	—		1.1	(d)	26.9

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

4.1
Indenture dated as of December 1, 1991, between Hill-Rom Holdings, Inc. and Union Bank, N.A. (as successor to LaSalle Bank National Association and Harris Trust and Savings Bank) as Trustee (Incorporated herein by reference to Exhibit (4) (a) to Registration Statement on Form S-3, Registration No. 33-44086)

4.2
Indenture dated as of September 1, 2015, between Hill-Rom Holdings, Inc. and MUFG Union Bank, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated September 1, 2015)

4.3
First Supplemental Indenture dated September 8, 2015, among Hill-Rom Holdings, Inc., the guarantors party thereto, and MUFG Union Bank, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.3 to the Company’s Form 10-K dated November 17, 2016)

4.4
Second Supplemental Indenture dated as of September 29, 2016, among Hill-Rom Holdings, Inc., the guarantors party thereto, and MUFG Union Bank, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.4 to the Company’s Form 10-K dated November 17, 2016)

4.5
Indenture dated as of February 14, 2017, between Hill-Rom Holdings, Inc., the guarantors party thereto, and MUFG Union Bank, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated February 14, 2017)

4.6
Third Supplemental Indenture dated May 12, 2017, among Hill-Rom Holdings, Inc., the guarantors party thereto, and MUFG Union Bank, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.5 to the Company’s Form 10-K dated November 17, 2017)

4.7
First Supplemental Indenture dated May 12, 2017, among Hill-Rom Holdings, Inc., the guarantors party thereto, and MUFG Union Bank, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.7 to the Company’s Form 10-K dated November 17, 2017)

*10.1	Hill-Rom Holdings, Inc. Board of Directors’ Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.10 filed with the Company’s Form 10-Q dated July 13, 2001)

*10.2	Hill-Rom Holdings, Inc. Director Phantom Stock Plan and form of award (Incorporated herein by reference to Exhibit 10.11 filed with the Company’s Form 10-Q dated July 13, 2001)

*10.3	Form of Director Indemnity Agreement (Incorporated herein by reference to Exhibit 10.6 filed with the Company’s Form 10-K dated December 23, 2003)

*10.4	Form of Indemnity Agreement between Hill-Rom Holdings, Inc. and certain executive officers (Incorporated herein by reference to Exhibit 10.9 filed with the Company’s Form 10-K dated December 23, 2003)

*10.5	Hill-Rom Holdings, Inc. Amended and Restated Short Term Incentive Compensation Program (Incorporated herein by reference to Exhibit 10.1 filed with the Company’s Form 10-K dated November 24, 2009)

*10.6	Amended and Restated Hill-Rom Holdings, Inc. Stock Incentive Plan, as currently in effect (Incorporated herein by reference to Exhibit 10.30 filed with the Company’s Form 10-K dated November 24, 2009)

*10.7
Employment Agreement dated January 6, 2010 between Hill-Rom Holdings, Inc. and John J. Greisch (Incorporated herein by reference to Exhibit 10.1 filed with the Company’s Form 8-K dated January 7, 2010)

*10.8
Amended Change in Control Agreement between Hill-Rom Holdings, Inc. and John J. Greisch dated September 30, 2010 (Incorporated herein by reference to Exhibit 10.59 filed with the Company’s Form 10-K dated November 17, 2010)

*10.9	Hill-Rom Holdings, Inc. Short-Term Incentive Plan (Incorporated herein by reference to Appendix 1 to the Hill-Rom Holdings, Inc. Definitive Proxy Statement on Schedule 14A dated January 18, 2011)

*10.10	Employment Agreement between Hill-Rom Holdings, Inc. and Alton Shader, dated July 11, 2011 (Incorporated herein by reference to Exhibit 10.2 filed with the Company’s Form 10-Q dated July 28, 2011)

*10.11	Hill-Rom Holdings, Inc. Amended and Restated Supplemental Executive Retirement Plan (Incorporated herein by reference to Exhibit 10.69 filed with the Company’s Form 10-K dated November 16, 2011)

*10.12	Form of Indemnity Agreement between Hill-Rom Holdings, Inc. and certain executive officers (Incorporated herein by reference to Exhibit 10.6 filed with the Company’s Form 10-K dated November 16, 2011)

*10.13
Form of Limited Recapture Agreement between Hill-Rom Holdings, Inc. and certain of its officers, including Named Executive Officers (Incorporated herein by reference to Exhibit 10.34 filed with the Company’s Form 10-K dated November 20, 2013)

*10.14	FY 2016 Non-Employee Director Compensation Policy (Incorporated herein by reference to Exhibit 10.31 filed with the Company’s Form 10-K dated November 19, 2015)

*10.15	Letter Agreement between Hill-Rom Holdings, Inc. and Jason Richardson (Incorporated herein by reference to Exhibit 10.1 filed with the Company’s Form 8-K dated March 16, 2016)

10.16
First Amendment to the Credit Agreement dated as of June 30, 2016, among the Company, as borrower, the guarantors party hereto, the consenting lenders, Goldman Sachs Bank USA, as term loan B administrative agent and JPMorgan Chase Bank, N.A., as term loan A/revolver administrative agent (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated July 7, 2016)

10.17
Amended and Restated Credit Agreement dated as of September 21, 2016 among the Company, as borrower, the lenders from time to time party hereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, Sumitomo Mitsui Banking Corporation, Wells Fargo Bank, N.A., Fifth Third Bank, The Bank of Nova Scotia, as co-syndication agents and Goldman Sachs Bank USA, TD Bank, N.A., DNB Bank ASA, New York Branch, Capital One, National Association as co-documentation agents (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated September 22, 2016)

10.18
Second Amendment to the Credit Agreement dated as of February 14, 2017, among the Company, as borrower, the guarantors party hereto, the consenting lenders and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent

10.19
Loan and Security Agreement dated May 5, 2017, among Hill-Rom Finance Company LLC, as Borrower, the persons from time to time party hereto, as lenders and as Group Agents, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, and Hill-Rom Company, Inc., as initial Servicer (Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 5, 2017)

10.20
Purchase and Sale Agreement dated May 5, 2017, among Hill-Rom Company, Inc., as an originator and as servicer, other originators from time to time party hereto, as originators, and Hill-Rom Finance Company LLC, as Buyer (Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated May 5, 2017)

10.21
Performance Guaranty dated May 5, 2017, between Hill-Rom Holdings, Inc., the Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, for and on behalf of the Credit Parties and other Secured Parties from time to time under the Loan and Security Agreement, dated as of the date hereof, among Hill-Rom Finance Company LLC, Hill-Rom Company, Inc., as initial servicer, the Administrative Agent and BTMU (Incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K dated May 5, 2017)

*10.22	Hill-Rom Holdings, Inc. Employee Stock Purchase Plan, as amended and restated as of July 1, 2017

*10.23	Employment Agreement between HR Europe B.V. and Francisco Canal Vega (Incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q dated July 28, 2017)

*10.24
Form of Non-Qualified Stock Option Agreement for employees hired prior to August 1, 2016, under the Amended and Restated Hill-Rom Holdings, Inc.’s Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.30 to the Company’s Form 10-K dated November 17, 2017)

*10.25
Form of Non-Qualified Stock Option Agreement for employees hired on and after August 1, 2016, under the Amended and Restated Hill-Rom Holdings, Inc.’s Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.31 to the Company’s Form 10-K dated November 17, 2017)

*10.26
Form of Non-Qualified Stock Option Agreement (CEO version), under the Amended and Restated Hill-Rom Holdings, Inc.’s Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.32 to the Company’s Form 10-K dated November 17, 2017)

*10.27
Form of Restricted Stock Unit Award Agreement for employees hired prior to August 1, 2016, under the Amended and Restated Hill-Rom Holdings, Inc.’s Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.33 to the Company’s Form 10-K dated November 17, 2017)

*10.28
Form of Restricted Stock Unit Award Agreement for employees hired on and after August 1, 2016, under the Amended and Restated Hill-Rom Holdings, Inc.’s Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.34 to the Company’s Form 10-K dated November 17, 2017)

*10.29
Form of Restricted Stock Unit Award Agreement (CEO version), under the Amended and Restated Hill-Rom Holdings, Inc.’s Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.35 to the Company’s Form 10-K dated November 17, 2017)

*10.30
Form of Performance-Based Restricted Stock Unit Award Agreement for employees hired prior to August 1, 2016, under the Amended and Restated Hill-Rom Holdings, Inc.’s Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.36 to the Company’s Form 10-K dated November 17, 2017)

*10.31
Form of Performance-Based Restricted Stock Unit Award Agreement for employees hired on and after August 1, 2016, under the Amended and Restated Hill-Rom Holdings, Inc.’s Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.37 to the Company’s Form 10-K dated November 17, 2017)

*10.32
Form of Performance-Based Restricted Stock Unit Award Agreement (CEO version), under the Amended and Restated Hill-Rom Holdings, Inc.’s Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.30 to the Company’s Form 10-K dated November 17, 2017)

*10.33
First Amendment to Employment Agreement between Alton Shader and Hill-Rom Holdings, Inc. dated April 24, 2018 (Incorporated herein by reference to Exhibit 10.7 filed with the Company's Form 10-Q dated April 27, 2018)

*10.34
First Amendment to Employment Agreement between Francisco Canal Vega and Hill-Rom Holdings, Inc. dated April 23, 2018 (Incorporated herein by reference to Exhibit 10.9 to the Company's Form 10-Q dated April 27, 2018)

10.35
Amendment No. 1 to Loan and Security Agreement, dated as of May 4, 2018, among Hill-Rom Company, Inc., as initial servicer, Hill-Rom Finance Company LLC, as borrower, and MUFG Bank, Ltd., (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd.), as Group Agent, as Committed Lender and as Administrative Agent (Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 4, 2018)

10.36
Amendment No. 1 to Purchase and Sale Agreement, dated as of May 4, 2018, among Hill-Rom Company, Inc., as initial servicer, each of the Originators party to the Purchase and Sale Agreement, as originators, and Hill-Rom Finance Company LLC, as buyer (Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated May 4, 2018)

10.37
Master Framework Agreement, dated as of May 4, 2018, by and among MUFG Bank, Ltd., as buyer, Hill-Rom Company, Inc., Hill-Rom Manufacturing, Inc., and each additional seller from time to time party thereto, as sellers, and Hill-Rom Company, as agent for the sellers (Incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K dated May 4, 2018)

10.38
1996 SIFMA Master Repurchase Agreement, including Annex I thereto, (as amended thereby), dated as of May 4, 2018, between Hill-Rom Company, Inc. and MUFG Bank, Ltd (Incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K dated May 4, 2018)

10.39
1996 SIFMA Master Repurchase Agreement, including Annex I thereto, (as amended thereby), dated as of May 4, 2018, between Hill-Rom Manufacturing, Inc. and MUFG Bank, Ltd (Incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K dated May 4, 2018)

10.40
Guaranty, dated as of May 4, 2018, between Hill-Rom Holdings, Inc., and MUFG Bank, Ltd., as buyer under the Master Framework Agreement (Incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K dated May 4, 2018)

*10.41	Letter Agreement executed March 21, 2018 between Hill-Rom Holdings, Inc. and Richard M. Wagner (Incorporated herein by reference to Exhibit 10.1 filed with the Company's Form 8-K dated May 10, 2018)

*10.42	Addendum III to Employment Agreement between HR Europe B.V. and Francisco Canal Vega dated November 15, 2018

*10.43	Amended and Restated Employment Agreement between Hill-Rom Holdings, Inc. and John P. Groetelaars dated November 16, 2018

*10.44	Amended and Restated Employment Agreement between Hill-Rom Holdings, Inc. and Deborah Rasin dated November 16, 2018

*10.45	Amended and Restated Employment Agreement between Hill-Rom Holdings, Inc. and Carlos Alonso Marum dated November 16, 2018

*10.46	Amended and Restated Employment Agreement between Hill-Rom Holdings, Inc. and Steven Strobel dated November 16, 2018

*10.47	Amended and Restated Change in Control Agreement between Hill-Rom Holdings, Inc. and John P. Groetelaars dated November 16, 2018

*10.48
Form of Amended and Restated Change in Control Agreement dated November 16, 2018, between Hill-Rom Holdings, Inc. and certain of its officers, including Messrs. Carlos Alonso Marum, Francisco Canal Vega, Andreas Frank, Paul Johnson, Kenneth Meyers, Steven J. Strobel, Richard Wagner, and Ms. Deborah Rasin

*10.49	Amended and Restated Employment Agreement between Hill-Rom Holdings, Inc. and Andreas Frank dated November 16, 2018

*10.50	Amended and Restated Employment Agreement between Hill-Rom Holdings, Inc. and Paul Johnson dated November 16, 2018

*10.51	Amended and Restated Employment Agreement between Hill-Rom Holdings, Inc. and Kenneth Meyers dated November 16, 2018

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILL-ROM HOLDINGS, INC.

By:	/s/ John P. Groetelaars
John P. Groetelaars
President and Chief Executive Officer

Date: November 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/	William G. Dempsey	/s/	James R. Giertz
	William G. Dempsey		James R. Giertz
	Chair of the Board		Director

/s/	John P. Groetelaars	/s/	Charles E. Golden
	John P. Groetelaars		Charles E. Golden
	President and Chief Executive Officer and Director		Director
(Principal Executive Officer)

/s/	Steven J. Strobel	/s/	William H. Kucheman
	Steven J. Strobel		William H. Kucheman
	Senior Vice President and Chief Financial Officer		Director
(Principal Financial Officer)

/s/	Richard M. Wagner	/s/	Ronald A. Malone
	Richard M. Wagner		Ronald A. Malone
	Vice President — Controller and		Director
Chief Accounting Officer
(Principal Accounting Officer)

/s/	Gary L. Ellis	/s/	Nancy M. Schlichting
	Gary L. Ellis		Nancy M. Schlichting
	Director		Director

/s/	Mary Garrett	/s/	Stacy Enxing Seng
	Mary Garrett		Stacy Enxing Seng
	Director		Director

Date: November 16, 2018