Form 10-Q
period 2018-12-31
Hill-Rom Holdings, Inc.
filed 2019-01-25
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)
☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2018
OR
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
Common Stock, without par value – 66,663,683 shares as of January 22, 2019.

HILL-ROM HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Quarter Ended December 31
	2018	2017
Net Revenue
Product sales and service	$611.6	$575.2
Rental revenue	71.9	94.5
Total net revenue	683.5	669.7

Cost of Net Revenue
Cost of goods sold	316.3	304.1
Rental expenses	37.2	46.0
Total cost of net revenue	353.5	350.1

Gross Profit	330.0	319.6

Research and development expenses	33.2	32.3
Selling and administrative expenses	218.0	221.7
Special charges	8.0	13.5
Operating Profit	70.8	52.1

Interest expense	(21.3)	(23.1)
Investment income and other, net	0.1	1.8

Income Before Income Taxes	49.6	30.8

Income tax expense (benefit)	7.4	(57.5)

Net Income	$42.2	$88.3

Net Income per Basic Common Share	$0.63	$1.34

Net Income per Diluted Common Share	$0.62	$1.31

Dividends per Common Share	$0.20	$0.18

Average Basic Common Shares Outstanding (in thousands)	67,053	65,906

Average Diluted Common Shares Outstanding (in thousands)	67,725	67,432

See Notes to Condensed Consolidated Financial Statements (unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Quarter Ended December 31
	2018	2017
Net Income	$42.2	$88.3

Other Comprehensive Income (Loss), net of tax (Note 8):

Derivative instruments and hedges	(3.7)	3.4
Foreign currency translation adjustment	(13.6)	6.1
Change in pension and postretirement defined benefit plans	0.4	0.8
Total Other Comprehensive Income (Loss), net of tax	(16.9)	10.3

Total Comprehensive Income	$25.3	$98.6
See Notes to Condensed Consolidated Financial Statements (unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In millions)

	December 31, 2018	September 30, 2018
ASSETS
Current Assets
Cash and cash equivalents	$184.2	$183.0
Trade accounts receivable, net of allowances (Note 3)	537.9	580.7
Inventories, net of reserves (Note 3)	299.9	291.7
Other current assets	114.3	100.2
Total current assets	1,136.3	1,155.6

Property, plant and equipment, net (Note 3)	316.2	328.3
Goodwill (Note 5)	1,731.9	1,738.3
Other intangible assets and software, net (Note 3)	1,037.3	1,027.7
Deferred income taxes (Notes 1 and 10)	34.9	35.0
Other assets	93.7	75.1
Total Assets	$4,350.3	$4,360.0

LIABILITIES
Current Liabilities
Trade accounts payable	$168.8	$177.3
Short-term borrowings (Note 6)	188.4	182.5
Accrued compensation	84.2	132.5
Accrued product warranties (Note 13)	24.9	20.5
Accrued rebates	45.9	42.5
Deferred revenue (Note 2)	84.4	40.0
Other current liabilities	71.6	67.1
Total current liabilities	668.2	662.4

Long-term debt (Note 6)	1,816.5	1,790.4
Accrued pension and postretirement benefits (Note 7)	68.9	69.3
Deferred income taxes (Notes 1 and 10)	170.1	181.3
Other long-term liabilities	75.1	40.4
Total Liabilities	2,798.8	2,743.8

Commitments and Contingencies (Note 15)

SHAREHOLDERS’ EQUITY
Common stock (Notes 3 and 12)	4.4	4.4
Additional paid-in capital	606.9	602.9
Retained earnings	1,899.9	1,876.2
Accumulated other comprehensive loss (Note 8)	(135.3)	(113.0)
Treasury stock, at cost (Note 3)	(824.4)	(754.3)
Total Shareholders’ Equity	1,551.5	1,616.2
Total Liabilities and Shareholders’ Equity	$4,350.3	$4,360.0
See Notes to Condensed Consolidated Financial Statements (unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Quarter Ended December 31
	2018	2017
Operating Activities
Net income	$42.2	$88.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant, equipment and software	18.1	22.9
Acquisition-related intangible asset amortization	25.7	26.7
Amortization of debt discounts and issuance costs	1.6	1.8
Benefit for deferred income taxes	(4.4)	(86.4)
(Gain) loss on disposal of property, equipment leased to others, intangible assets, and impairments	0.7	(0.6)
Gain on disposition of business	—	(1.0)
Stock compensation	5.5	6.3
Change in working capital excluding cash, current debt, acquisitions and dispositions:
Trade accounts receivable	69.4	69.6
Inventories	(6.9)	(13.1)
Other current assets	9.0	(5.2)
Trade accounts payable	(5.9)	(17.7)
Accrued expenses and other liabilities	(42.8)	(24.0)
Other, net	3.8	25.5
Net cash provided by operating activities	116.0	93.1
Investing Activities
Purchases of property, plant, equipment and software	(15.0)	(27.3)
Proceeds on sale of property and equipment leased to others	0.1	1.6
Payment for acquisition of intangible assets	(17.1)	—
Payments for acquisitions of investments	(26.6)	—
Proceeds on sale of business	—	1.0
Other, net	0.1	(0.4)
Net cash used in investing activities	(58.5)	(25.1)
Financing Activities
Payments of long-term debt	—	(27.4)
Borrowings on Revolving Credit Facility	50.0	30.0
Payments on Revolving Credit Facility	(25.0)	(80.0)
Borrowings on Securitization Program	0.4	30.9
Payments on Securitization Program	(0.4)	(16.6)
Borrowings on Note Securitization Facility	7.8	—
Payments on Note Securitization Facility	(1.9)	—
Payments of cash dividends	(13.3)	(11.9)
Proceeds on exercise of stock options	4.6	8.0
Stock repurchases for stock award withholding obligations	(3.5)	(3.5)
Stock repurchases in the open market	(75.0)	—
Other, net	1.7	2.4
Net cash used in financing activities	(54.6)	(68.1)
Effect of exchange rate changes on cash and cash equivalents	(1.7)	2.0
Net Cash Flows	1.2	1.9
Cash and Cash Equivalents:
At beginning of period	183.0	231.8
At end of period	$184.2	$233.7
See Notes to Condensed Consolidated Financial Statements (unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(In millions, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury		Total Shareholders’ Equity
	Shares Outstanding	Amount
						Shares	Amount
Balance as of September 30, 2018	67,256,112	$4.4	$602.9	$1,876.2	$(113.0)	21,201,522	$(754.3)	$1,616.2
Cumulative effect of ASC 606 adoption, net of tax of $4.8	—	—	—	(4.9)	—	—	—	(4.9)
Cumulative effect of ASU 2016-16 adoption, net of tax of $0.2	—	—	—	(5.6)		—	—	(5.6)
Reclassification due to ASU 2018-02 adoption	—	—	—	5.4	(5.4)	—	—	—
Net income	—	—	—	42.2	—	—	—	42.2
Other comprehensive income (loss), net of tax of $0.1	—	—	—	—	(16.9)	—	—	(16.9)
Dividends	—	—	0.1	(13.4)	—	—	—	(13.3)
Stock repurchases for stock award withholding obligations	(37,445)	—	—	—	—	37,445	(3.5)	(3.5)
Stock repurchases in the open market	(792,264)	—	—	—	—	792,264	(75.0)	(75.0)
Stock compensation on equity-classified awards	—	—	5.8	—	—	—	—	5.8
Stock option exercises	97,575	—	1.0	—	—	(97,575)	3.6	4.6
Vesting of stock awards	112,464	—	(4.0)	—	—	(112,464)	4.0	—
Shares issued under employee stock purchase plan	21,445	—	1.1	—	—	(21,445)	0.8	1.9
Balance as of December 31, 2018	66,657,887	$4.4	$606.9	$1,899.9	$(135.3)	21,799,747	$(824.4)	$1,551.5

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury		Total Equity Attributable to Common Shareholders	Noncontrolling Interests	Total Shareholders’ Equity
	Shares Outstanding	Amount
						Shares	Amount
Balance as of September 30, 2017	65,813,794	$4.4	$584.4	$1,676.2	$(110.0)	22,643,840	$(796.8)	$1,358.2	$7.4	$1,365.6
Net income attributable to common shareholders	—	—	—	88.3	—	—	—	88.3	—	88.3
VIE activity	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Other comprehensive income (loss), net of tax of ($2.3)	—	—	—	—	10.3	—	—	10.3	—	10.3
Dividends	—	—	0.1	(12.0)	—	—	—	(11.9)	—	(11.9)
Stock repurchases for stock award withholding obligations	(43,374)	—	—	—	—	43,374	(3.5)	(3.5)	—	(3.5)
Stock compensation on equity-classified awards	—	—	6.1	—	—	—	—	6.1	—	6.1
Stock option exercises	240,856	—	(0.4)	—	—	(240,856)	8.5	8.1	—	8.1
Vesting of stock awards	110,867	—	(3.9)	—	—	(110,867)	3.9	—	—	—
Shares issued under employee stock purchase plan	17,680	—	0.9	—	—	(17,680)	0.6	1.5	—	1.5
Balance as of December 31, 2017	66,139,823	$4.4	$587.2	$1,752.5	$(99.7)	22,317,811	$(787.3)	$1,457.1	$7.0	$1,464.1
See Notes to Condensed Consolidated Financial Statements (unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Unless the context otherwise requires, the terms “Hill-Rom,” “the Company,” “we,” “our” and “us” refer to Hill-Rom Holdings, Inc. and its wholly-owned subsidiaries. The unaudited Condensed Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in Hill-Rom’s latest Annual Report on Form 10-K for the fiscal year ended September 30, 2018 (“2018 Form 10-K”) as filed with the United States (“U.S.”) Securities and Exchange Commission. The September 30, 2018 Condensed Consolidated Balance Sheet was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States. In the opinion of management, the Condensed Consolidated Financial Statements herein include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the interim periods presented. Quarterly results are not necessarily indicative of annual results.

The Condensed Consolidated Financial Statements include the accounts of Hill-Rom and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense in the period. Actual results could differ from those estimates. Examples of such estimates include, but are not limited to, income taxes (Notes 1 and 10), accounts receivable reserves (Note 3), accrued warranties (Note 13), goodwill (Note 5), pension expense (Note 7), and commitments and contingencies (Note 15).

Revenue Recognition

Revenue is recognized as performance obligations are satisfied, either at a point in time or over time, driven by the nature of the obligation that is contracted to be provided to our customers. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the contract. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Certain of our contracts have multiple performance obligations. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract.
The majority of our capital equipment revenue is recognized at a point in time, primarily based on the transfer of title, except in circumstances where we are also required to install the equipment, for which revenue is recognized upon customer acceptance of the installation. Performance obligations involving the provision of services and revenue from rental usage of our products are recognized over the time period specified in the contractual arrangement with the customer. Shipping and handling activities are considered to be fulfillment activities and are not considered to be a separate performance obligation.
Revenue is presented net of several types of variable consideration including rebates, discounts and product returns, which are estimated at the time of sale generally using the expected value method, although the most likely amount method is also used for certain types of variable consideration. These estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns.
Certain costs associated with obtaining a contract, which primarily comprise sales commissions earned by Company personnel, are capitalized until such time as the related performance obligations are completed and the related revenue is recognized.
Contract liabilities arise as a result of cash received from customers at inception of contracts or where the timing of billing for services precedes satisfaction of our performance obligations. Remaining performance obligations represent the portion of the contract price for which work has not been performed, primarily related to installation and service contracts.

Taxes assessed by a governmental authority that are directly imposed on a revenue producing transaction between us and our customers, including but not limited to sales taxes, use taxes and value added taxes, are excluded from revenue and cost.

See Note 2 for additional information about revenue recognition.

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

We record cash and cash equivalents, as disclosed on our Condensed Consolidated Balance Sheets, as Level 1 instruments and certain other derivatives and investments as either Level 2 or 3 instruments. Investments measured at Net Asset Value as a practical expedient are not categorized in the fair value hierarchy. Refer to Note 6 for disclosure of our debt instrument and interest rate swap fair values. There have not been significant changes in our classification of assets and liabilities in the fiscal quarter.

Income Taxes

Hill-Rom and its eligible subsidiaries file a consolidated U.S. income tax return. We file income tax returns in a number of jurisdictions for our foreign operations. We have a variety of deferred tax assets in numerous tax jurisdictions which are computed using an asset and liability approach to reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. These deferred tax assets are subject to periodic assessment as to recoverability. If it is determined that it is more likely than not that the benefits will not be realized, valuation allowances are recognized. In evaluating whether it is more likely than not that we would recover these deferred tax assets, future taxable income, the reversal of existing temporary differences and tax planning strategies are considered.

As of December 31, 2018, we had $79.4 million of valuation allowances on deferred tax assets, on a tax-effected basis, primarily related to certain foreign deferred tax attributes that are not expected to be utilized. The valuation allowance was not materially impacted by the Tax Cuts and Jobs Act (the “Tax Act”) enacted in the United States in December 2017. We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances.

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

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASC 606”), which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We adopted the new standard effective October 1, 2018 using the modified retrospective approach. See Note 2 for additional information on the impacts of ASC 606 on our Condensed Consolidated Financial Statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Topic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. This standard requires equity securities to be measured at fair value with changes in fair value recognized through net income and eliminated the cost method for equity securities without readily determinable fair values. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This standard issued six technical corrections and improvements to clarify guidance in ASU 2016-01, which primarily impacted the accounting for equity investments, financial liabilities under fair value option, and the presentation and disclosure requirements of financial instruments. We adopted ASU 2016-01 and ASU 2018-03 prospectively in the first quarter of fiscal 2019 and the new standards did not have a material impact on our Condensed Consolidated Financial Statements. We applied the practicability election within this standard under which our investments in equities that are not accounted for under the consolidation or equity method of accounting guidance are valued at cost, less impairment, plus or minus observable price changes (in orderly transactions) of an identical or similar investment of the same issuer.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The purpose of the standard is to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The standard addresses specific issues including debt prepayment and extinguishment costs, settlement of zero-coupon debt, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and certain life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and the application of the predominance principle in separately identifiable cash flows. We adopted ASU 2016-15 in the first quarter of fiscal 2019 using a retrospective transition method. As a result of the adoption of ASU 2016-15 we elected to continue to use the nature of distribution approach for distributions received from equity method investees. The adoption of ASU 2016-15 did not have a material impact on our Condensed Consolidated Financial Statements.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (Topic 740). This standard requires immediate recognition of the income tax consequences of intercompany asset transfers other than inventory. We adopted ASU 2016-16 on October 1, 2018 using the modified retrospective approach with a cumulative effect adjustment directly to retained earnings. The cumulative effect of applying ASU 2016-16 was an adjustment to decrease prepaid taxes by $5.8 million and increase deferred tax assets by $0.2 million with a corresponding decrease to the opening balance of Retained earnings of $5.6 million.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This standard requires that companies include amounts generally described as restricted cash and restricted cash equivalents, along with cash and cash equivalents, when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. We retrospectively adopted ASU 2016-18 in the first quarter of fiscal 2019. ASU 2016-18 did not have a material impact on our Condensed Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This standard provides clarification on the definition of a business and provides guidance on whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. We adopted ASU 2017-01 in the first quarter of fiscal 2019. ASU 2017-01 did not have a material impact on our Condensed Consolidated Financial Statements.

In February 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This standard requires employers to include only the service cost component of net periodic pension cost in operating expenses, together with other employee compensation costs. The other components of net periodic pension cost, including interest cost, expected return on plan assets, amortization of prior service cost and settlement and curtailment effects, are to be included in non-operating expenses. The amendment allows a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. We adopted ASU 2017-07 in the first quarter of fiscal 2019 and applied the practical expedient upon adoption. ASU 2017-07 did not have a material impact on our Condensed Consolidated Financial Statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220). The standard allows entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reform to retained earnings. We adopted ASU 2018-02 in the first quarter of fiscal 2019. As a result of the adoption of ASU 2018-02, we reclassified $5.4 million from Accumulated other comprehensive income (loss) to Retained earnings. We applied the individual item approach for releasing income tax effects from Accumulated other comprehensive income (loss).

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). From the lessee’s perspective, the new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor’s perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a finance lease. If the lessor does not convey risks and rewards or control, an operating lease results. ASU 2016-02 is effective for our first quarter of fiscal 2020. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, that made 16 technical improvements to ASC 842 focused on the following requirements, among others: the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. The standard allows companies to use the effective date of the new leases standard as the date of initial application on transition. Companies that elect this transition option will not adjust their comparative period financial information for the effects of ASC 842, not make the new required lease disclosures for periods before the effective date, and carry forward their historical disclosures for comparative periods. Additionally, the standard provides a practical expedient that permits lessors to make an accounting policy election by class of underlying asset to not separate lease and non-lease components if specified criteria are met. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors. The standard allows companies to use the effective date of the new leases standard as the date of initial application on transition. The standard allows lessors, as an accounting policy election, to not evaluate whether certain sales taxes and other similar taxes are lessor or lessee costs, and instead account for those costs as if they are lessee costs. Additionally, the standard clarifies that lessors should account for costs excluded from the consideration of a contract that are paid by the lessor and reimbursed by the lessee as revenue. Early adoption of these standards is permitted. We are currently in the process of evaluating the impact of the amended guidance on our Condensed Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard eliminates Step 2 of the goodwill impairment test and requires a goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. ASU 2017-04 is effective for our first quarter of fiscal 2021 and requires a prospective transition method. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption on our Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The purpose of the standard is to improve the overall usefulness of fair value disclosures to financial statement users and reduce unnecessary costs to companies when preparing the disclosures. ASU 2018-13 is effective for our first quarter of fiscal 2021. ASU 2018-13 requires application of the prospective method of transition (for only the most recent interim or annual period presented in the initial fiscal year of adoption) to the new disclosure requirements for (1) changes in unrealized gains and losses included in other comprehensive income and (2) the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 also requires prospective application to any modifications to disclosures made because of the change to the requirements for the narrative description of measurement uncertainty. The effects of all other amendments made by ASU 2018-13 must be applied retrospectively to all periods presented. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption on our Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The purpose of the standard is to improve the overall usefulness of defined benefit pension and other postretirement plan disclosures to financial statement users and reduce unnecessary costs to companies when preparing the disclosures. ASU 2018-14 is effective for our fourth quarter of fiscal 2021 and requires a retrospective transition method. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption on our Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for our first quarter of fiscal 2021 and allows a retrospective or a prospective transition method to all implementation costs incurred after the date of adoption. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption on our Condensed Consolidated Financial Statements.

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The purpose of the standard is to allow the use of the OIS rate based on the SOFR for hedge accounting purposes, which allows entities to designate changes in the fair values of fixed-rate financial assets or liabilities attributable to the OIS rate as the hedged risk. ASU 2018-16 is effective for our first quarter of fiscal 2020 and requires a prospective application. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption on our Condensed Consolidated Financial Statements.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. The purpose of the standard is to (1) clarify that transactions between participants in a collaborative agreement should be accounted for under Topic 606 and (2) add unit-of-account guidance in Topic 808 to align with Topic 606. ASU 2018-18 is effective for our first quarter of fiscal 2020 and must be applied retrospectively to the first quarter of fiscal 2019, the date of initial application of Topic 606. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption on our Condensed Consolidated Financial Statements.

Except as noted above, there have been no significant changes to our assessment of the impact of recently issued accounting standards included in Note 1 of our Consolidated Financial Statements in our 2018 Form 10-K.

Note 2. Revenue Recognition

On October 1, 2018, we adopted ASC 606 using the modified retrospective method for contracts that were not completed as of the adoption date. The cumulative effect of initially applying ASC 606 was an adjustment to decrease the opening balance of Retained earnings by $4.9 million, which is net of a $4.8 million tax effect, as of October 1, 2018. Prior period amounts are not adjusted and continue to be reported in accordance with our historical revenue recognition policies.

Consistent with prior practice, revenue is presented in the Condensed Consolidated Statements of Income net of sales discounts and allowances, GPO fees, price concessions, rebates and customer returns for product sales and rental revenue reserves.

Prior to our adoption of ASC 606, we recognized revenue when the following criteria were met: evidence of an arrangement existed; delivery had occurred; the selling price was fixed or determinable and collection was considered probable. Following our adoption of ASC 606, we recognize revenue when we satisfy a performance obligation by transferring a promised good or service to a customer, as defined by the customer contract.

We elected to use the significant financing practical expedient under which the impacts of financing are considered immaterial if the duration of the financing is one year or less.

Generally, customer payments are due within 30 days of invoice, though in some countries and for certain customer types, credit terms are longer based on local industry practices.

Revenue related to certain products within our Patient Support Systems segment is required to be recognized later under ASC 606 than it was historically due to the determination that the performance obligation was a fully installed system. Historically, this obligation was accounted for as a multiple element arrangement and revenue was recognized upon delivery of hardware and software and the remainder when installation was complete. As a result of the deferral of the recognition of revenue, adoption date adjustments were required to be recorded related to deferred contract costs and equipment and other costs, which is reported in Other current assets. Additionally, cash received from customers at inception of open contracts or billing that preceded satisfaction of remaining performance obligations is recorded as Deferred revenue in Other current liabilities and Other long-term liabilities.

Revenue related to certain products within our Front Line Care segment is required to be accelerated under ASC 606 compared to historical practice. This outcome is attributable to the conclusion that we have no on-going performance obligation after delivery of the product to the customer, whereas previously this revenue was recognized over the reimbursement period. As a result of the accelerated recognition of revenue, adoption date adjustments were required to be recorded to Trade accounts receivable, net of allowances and to derecognize assets previously recorded.
The cumulative effect of the changes made on the Condensed Consolidated Balance Sheets at October 1, 2018 for the adoption of ASC 606, is as follows:

Impacted Condensed Consolidated Balance Sheet Items	September 30, 2018 As Reported	Impacts of ASC 606 Adoption	October 1, 2018 After 606 Adoption
ASSETS
Trade accounts receivable, net of allowances	$580.7	$29.1	$609.8
Other current assets	100.2	21.8	122.0
Property, plant and equipment, net	328.3	(5.6)	322.7
Deferred income taxes	35.0	5.6	40.6
Other assets	75.1	3.4	78.5
LIABILITIES
Deferred revenue	40.0	47.5	87.5
Other current liabilities	67.1	0.8	67.9
Other long-term liabilities	40.4	10.9	51.3
SHAREHOLDERS’ EQUITY
Retained earnings	1,876.2	(4.9)	1,871.3

The impacts of the adoption of ASC 606 in the quarter ended December 31, 2018 on our Condensed Consolidated Statement of Income are shown below.

	Quarter Ended December 31, 2018
Impacted Condensed Consolidated Statement of Income Items	As Reported	Impacts of ASC 606 Adoption	Balances without ASC 606 Adoption
Product sales and service net revenue[1]	$611.6	$24.0	$587.6
Rental net revenue[1]	71.9	(24.7)	96.6
Cost of goods sold[2]	316.3	5.4	310.9
Rental expenses[2]	37.2	(5.6)	42.8
Income tax expense (benefit)	7.4	(0.1)	7.5
Net income	42.2	(0.4)	42.6
1Includes $24.2 million related to revenue previously classified as Rental revenue that has been reclassified to Product sales and service revenue as a result of the adoption of ASC 606.

2Includes $5.1 million related to cost of goods sold previously classified as Rental expenses that has been reclassified to Cost of goods sold as a result of the adoption of ASC 606.

Within our Patient Support Systems segment, the adoption of ASC 606 impacted equipment and other costs which is reported in Other current assets and deferred revenue which is reported in Other long-term liabilities.

Within our Front Line Care segment, the adoption of ASC 606 impacted the reported amount in Trade accounts receivable, net of allowances and results in the derecognition of assets previously recorded.

The impacts of the adoption of ASC 606 as of December 31, 2018, including the cumulative effects of the change, on our Condensed Consolidated Balance Sheet are shown below.

	December 31, 2018
Impacted Condensed Consolidated Balance Sheet Items	As Reported	Impacts of ASC 606 Adoption	Balances without ASC 606 Adoption
ASSETS
Trade accounts receivable, net of allowances	$537.9	$29.6	$508.3
Other current assets	114.3	22.5	91.8
Property, plant and equipment, net	316.2	(6.1)	322.3
Deferred income taxes	34.9	5.6	29.3
Other assets	93.7	3.5	90.2
LIABILITIES
Deferred revenue	84.4	48.7	35.7
Other current liabilities	71.6	0.7	70.9
Other long-term liabilities	75.1	11.1	64.0
SHAREHOLDERS’ EQUITY
Retained earnings	1,899.9	(4.9)	1,904.8

Included in other current assets and other assets is equipment and other costs directly related to performance obligations that have not been completed for certain contracts in our Patient Support Systems segment. These costs are subsequently expensed to Cost of goods sold commensurate with the timing of the recognition of revenue, which is generally 12 to 24 months. As of December 31, 2018, we had $20.7 million of equipment and other costs recorded within Other current assets and $3.5 million in Other assets.

Deferred Contract Costs

Consistent with prior practice, deferred contract costs consist of commissions paid on receipt of a purchase order for certain products in our Patient Support Systems segment.  These costs are subsequently expensed to Selling and administrative expenses commensurate with the timing of the recognition of revenue, which is generally 12 to 24 months. As of December 31, 2018, we had $7.9 million of deferred contract costs recorded within Other current assets and Other assets. For the quarter ended December 31, 2018, we amortized $3.4 million of deferred contract costs, which are classified within Selling and administrative expenses in the Condensed Consolidated Statements of Income.

Disaggregation of Revenue

The impact of the adoption of ASC 606 on the quarter ended December 31, 2018 is provided below.

Revenue related to certain products within our Patient Support Systems segment is required to be recognized later under ASC 606 than it was historically due to the determination that the performance obligation was a fully installed system. Historically, this obligation was accounted for as a multiple element arrangement and revenue was recognized upon delivery of hardware and software and the remainder when installation was complete.

Revenue related to certain products within our Front Line Care segment is required to be accelerated under ASC 606 compared to historical practice. This outcome is attributable to the conclusion that the we do not have an on-going performance obligation after delivery of the product to the customer, whereas previously this revenue was recognized over the reimbursement period.

	Quarter Ended December 31, 2018
	As Reported	Impacts of ASC 606 Adoption	Balances without ASC 606 Adoption
Net revenue - United States:
Patient Support Systems	$248.1	$(1.4)	$249.5
Front Line Care	166.5	0.5	166.0
Surgical Solutions	53.9	—	53.9
Total net revenue - United States	$468.5	$(0.9)	$469.4

Net revenue - Outside of the United States (“OUS”):
Patient Support Systems	$92.9	$0.2	$92.7
Front Line Care	66.9	—	66.9
Surgical Solutions	55.2	—	55.2
Total net revenue - OUS	$215.0	$0.2	$214.8

Net revenue:
Patient Support Systems	$341.0	$(1.2)	$342.2
Front Line Care	233.4	0.5	232.9
Surgical Solutions	109.1	—	109.1
Total net revenue	$683.5	$(0.7)	$684.2

Contract Balances

The nature of our products and services does not give rise to contract assets as we typically do not have instances where a right to payment for goods and services already transferred to a customer exists that is conditional on something other than the passage of time.

The following summarizes contract liability activity during the first quarter of fiscal 2019. The contract liability balance as of December 31, 2018 represents the transaction price allocated to the remaining performance obligations.

Contract Liabilities
Balance as of September 30, 2018	$47.8
Revenue deferred due to ASC 606 initial adoption	58.4
New revenue deferrals	58.6
Revenue recognized upon satisfaction of performance obligations	(55.9)
Balance as of December 31, 2018	$108.9

We expect to satisfy the majority of the remaining performance obligations related to installation and recognize the associated revenue in approximately 12 months. We expect to satisfy the majority of the remaining performance obligations related to service contracts and recognize the associated revenue generally within 24 months.

Note 3. Supplementary Balance Sheet Information

	December 31, 2018	September 30, 2018
Allowance for possible losses and discounts on trade receivables	$22.4	$21.8

Inventories, net of reserves:
Finished products	$140.7	$139.7
Raw materials and work in process	159.2	152.0
Total inventories, net of reserves	$299.9	$291.7

Accumulated depreciation of property, plant and equipment	$569.2	$586.7

Accumulated amortization of software and other intangible assets	$558.6	$532.8

Investments included in Other assets	$50.9	$24.6

Preferred stock, without par value:
Shares authorized	1,000,000	1,000,000
Shares issued	None	None

Common stock, without par value:
Shares authorized	199,000,000	199,000,000
Shares issued	88,457,634	88,457,634
Shares outstanding	66,657,887	67,256,112

Treasury shares	21,799,747	21,201,522

Investments

In the first quarter of fiscal 2019, we acquired $26.6 million of non-marketable equity securities that are valued at cost. There has not been any impairment of the historical cost of our investments in non-marketable equity securities.

Note 4. Business Combinations

Asset Acquisition

On October 1, 2018, we acquired the right to use patented technology and certain related assets from a supplier to our Front Line Care segment. We paid $17.1 million of cash and committed to guaranteed minimum future royalty payments of $22.0 million which are presented in Other intangible assets and software, net and are being amortized over the 7-year term of the agreement.

Disposition

In fiscal 2017, we sold our Völker business. In the first quarter of fiscal 2018, we recorded a gain of $1.0 million attributable to the final working capital settlement associated with the Völker transaction.

Note 5. Goodwill

The following summarizes goodwill activity by reportable segment:

	Patient Support Systems	Front Line Care	Surgical Solutions	Total
Balances as of September 30, 2018
Goodwill	$544.4	$1,370.6	$296.1	$2,211.1
Accumulated impairment losses	(472.8)	—	—	(472.8)
Goodwill, net as of September 30, 2018	71.6	1,370.6	296.1	1,738.3

Changes in Goodwill in the period:
Currency translation effect	(0.4)	(4.1)	(1.9)	(6.4)

Balances as of December 31, 2018
Goodwill	544.0	1,366.5	294.2	2,204.7
Accumulated impairment losses	(472.8)	—	—	(472.8)
Goodwill, net as of December 31, 2018	$71.2	$1,366.5	$294.2	$1,731.9

Note 6. Financing Agreements

Total debt consists of the following:

	December 31, 2018	September 30, 2018
Revolving credit facility, matures September 2021	$25.0	$—
Current portion of long-term debt	0.1	0.1
Senior secured Term Loan A, long-term portion, matures September 2021	1,030.5	1,029.7
Senior unsecured 5.75% notes due on September 1, 2023	421.0	420.8
Senior unsecured 5.00% notes due on February 15, 2025	296.5	296.4
Unsecured 7.00% debentures due on February 15, 2024	13.5	13.6
Unsecured 6.75% debentures due on December 15, 2027	29.6	29.5
Securitization Program	110.0	110.0
Note Securitization Facility	78.3	72.4
Other	0.4	0.4
Total debt	2,004.9	1,972.9
Less Short-term borrowings	188.4	182.5
Total Long-term debt	$1,816.5	$1,790.4

In May 2018, we renewed our 364-day accounts receivable securitization program (the “Securitization Program”) with certain financial institutions for borrowings up to $110.0 million. We also entered into an additional 364-day facility for borrowings up to $90.0 million (the “Note Securitization Facility”) in May 2018. Under the terms of each of the Securitization Program and Note Securitization Facility, certain of our accounts receivable secure the amounts borrowed and cannot be used to pay our other debts or liabilities. The amount that we may borrow at a given point in time is determined based on the amount of qualifying accounts receivable that are present at such point in time. As of December 31, 2018, $110.0 million and $78.3 million were borrowed under the Securitization Program and Note Securitization Facility. Borrowings outstanding under the Securitization Program and Note Securitization Facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus the applicable margin of 0.8% and 1.0% and are included as a component of Short-term borrowings, while the accounts receivable securing these obligations remain as a component of Trade accounts receivable, net of allowances, in our Condensed Consolidated Balance Sheets. In addition, the agreements governing the Securitization Program and Note Securitization Facility contain various customary affirmative and negative covenants, and customary default and termination provisions. As of December 31, 2018, we were in compliance with these covenants and provisions.

We have outstanding senior unsecured notes of $300.0 million maturing February 2025 that bear interest at a fixed rate of 5.00% annually, and senior unsecured notes of $425.0 million maturing in September 2023 that bear interest at a fixed rate of 5.75% annually (collectively, the “Senior Notes”). These Senior Notes were issued at par in private placement offerings and are not registered securities on any public market. All of the notes were outstanding as of December 31, 2018. We are not required to make any mandatory redemption or sinking fund payments with respect to the Senior Notes, other than in certain circumstances such as a change in control or material sale of assets. We may redeem the 5.00% and 5.75% notes prior to maturity, but doing so prior to February 15, 2025 and September 1, 2023, respectively, would require payment of a premium on any amounts redeemed, the amount of which varies based on the timing of the redemption. The indentures governing the Senior Notes contain certain covenants which impose limitations on the amount of dividends we may pay and the amount of common shares we may repurchase in the open market, but we do not expect these covenants to affect our current dividend policy or open share repurchase program. The terms of these indentures also impose certain restrictions on the amount and type of additional indebtedness we may obtain in the future, as well as the types of liens and guarantees we may provide.

Our Senior Credit Agreement consists of two facilities as follows:

•	$1,462.5 million senior secured Term Loan A facility (“TLA Facility”), maturing in September 2021

•	Revolving Credit Facility providing borrowing capacity of up to $700.0 million, maturing in September 2021

The TLA Facility and Revolving Credit Facility bear interest at variable rates which currently approximate 4.1%. These interest rates are based primarily on LIBOR, but under certain conditions could also be based on the U.S. Federal Funds Rate or the U.S. Prime Rate, at our option. We are able to voluntarily prepay outstanding loans under the TLA Facility at any time. In the quarter ended December 31, 2018, we did not make any payments on the TLA Facility.

As of December 31, 2018, there were outstanding borrowings of $25.0 million on the Revolving Credit Facility, and available borrowing capacity was $667.0 million after giving effect to $8.0 million of outstanding standby letters of credit. The availability of borrowings under our Revolving Credit Facility is subject to our ability at the time of borrowing to meet certain specified conditions, including compliance with covenants contained in the Senior Credit Agreement.

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

We were in compliance with all financial covenants under our financing agreements as of December 31, 2018.

We are exposed to market risk from fluctuations in interest rates. We sometimes manage our exposure to interest rate fluctuations through the use of interest rate swaps. As of December 31, 2018, we had five interest rate swap agreements, with notional amounts of $750.0 million, in aggregate, to hedge the variability of cash flows associated with a portion of the variable interest rate payments through September 2021 on the Senior Credit Agreement. The interest rate swaps have effective start dates ranging between December 31, 2018 and September 8, 2020 and were designated as cash flow hedges. As of December 31, 2018 and September 30, 2018, these swaps were in a net asset position with an aggregate fair value of $13.0 million and $24.8 million, all of which were classified as Other assets. We classify fair value measurements on our interest rate swaps as Level 2, as described in Note 1.

In July 2018, we entered into two cross-currency swap agreements, with an aggregate notional amount of $198.7 million to hedge the variability of U.S. dollar-Euro exchange rates through July 2023. These cross-currency swaps are designated as net investment hedges of subsidiaries using Euro as their functional currency. We entered into these cross-currency swaps to mitigate changes in net assets due to changes in U.S. dollar-Euro spot exchange rates. As of December 31, 2018, these swaps were in a net asset position with an aggregate fair value of $5.6 million which was classified as Other assets. As of September 30, 2018, these swaps were in a net liability position with an aggregate fair value of $1.2 million which was classified as Other current liabilities.

We classify fair value measurements on our cross-currency swaps as Level 2, as described in Note 1. We assess hedge effectiveness under the spot-to-spot method and record changes in fair value attributable to the translation of foreign currencies through Accumulated other comprehensive income (loss). We amortize the impact of all other changes in fair value of the derivative through Interest expense.

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The book values of our variable rate short-term debt instruments and Revolving Credit Facility approximate fair value.

The estimated fair values of our long-term debt instruments are described in the table below:

	December 31, 2018	September 30, 2018
Senior secured Term Loan A	$995.8	$991.9
Senior unsecured 5.75% notes due on September 1, 2023	426.9	437.3
Senior unsecured 5.00% notes due on February 14, 2025	287.4	294.0
Unsecured debentures	41.1	42.9
Total	$1,751.2	$1,766.1

The estimated fair values of our long-term unsecured debentures were based on observable inputs such as quoted prices in markets that are not active. The estimated fair values of our term loans and the Senior Notes were based on quoted prices for similar liabilities. These fair value measurements are classified as Level 2, as described in Note 1.

Note 7. Retirement and Postretirement Plans

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

	Quarter Ended December 31		Condensed Consolidated Statements of Income Item
	2018	2017
Service cost	$0.3	$0.3	Cost of goods sold
Service cost	0.8	0.9	Selling and administrative expenses
Interest cost	3.1	2.7	Investment income and other, net
Expected return on plan assets	(3.7)	(3.9)	Investment income and other, net
Amortization of net loss	0.6	1.2	Investment income and other, net
Net pension expense	$1.1	$1.2

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

We have defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees. The general purpose of these plans is to provide additional financial security in retirement by providing employees with an incentive to make regular savings. Our contributions to the plans are based on eligibility and, in some cases, employee contributions. Expense under these plans was $6.2 million and $6.4 million in each of the quarterly periods ended December 31, 2018 and 2017.

Note 8. Other Comprehensive Income (Loss)

The following tables represents the changes in Accumulated other comprehensive income (loss) by component:

	Quarter Ended December 31, 2018
	Other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax
Derivative instruments and hedges:
Foreign exchange forward contracts[1]	$1.2	$(0.1)	$1.1	$(0.4)	$0.7
Interest rate swaps[2]	(5.1)	(2.1)	(7.2)	1.9	(5.3)
Cross-currency swaps[2]	2.2	—	2.2	(1.3)	0.9
Derivative instruments and hedges total	(1.7)	(2.2)	(3.9)	0.2	(3.7)
Foreign currency translation adjustment	(13.6)	—	(13.6)	—	(13.6)
Change in pension and postretirement defined benefit plans	—	0.5	0.5	(0.1)	0.4
Total	$(15.3)	$(1.7)	$(17.0)	$0.1	$(16.9)

	December 31, 2018
	Accumulated other comprehensive income (loss)
	Beginning balance	Impacts of ASU 2018-02 Adoption	Net activity	Ending balance[3]
Derivative instruments and hedges:
Foreign exchange forward contracts[1]	$0.2	$—	$0.7	$0.9
Interest rate swaps[2]	18.3	0.8	(5.3)	13.8
Cross-currency swaps[2]	(1.7)	—	0.9	(0.8)
Derivative instruments and hedges total	16.8	0.8	(3.7)	13.9
Foreign currency translation adjustment	(105.3)	—	(13.6)	(118.9)
Change in pension and postretirement defined benefit plans	(24.5)	(6.2)	0.4	(30.3)
Total	$(113.0)	$(5.4)	$(16.9)	$(135.3)

1We are subject to variability in foreign currency exchange rates due to our international operations. Exposure to this variability is periodically managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. From time-to-time, we enter into currency exchange agreements to manage our exposure arising from fluctuating exchange rates related to specific and projected transactions. We operate this program pursuant to documented corporate risk management policies and do not enter into derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currencies. Our currency risk consists primarily of foreign currency denominated firm commitments and projected foreign currency denominated intercompany and third-party transactions. As of December 31, 2018, the notional amount of open foreign exchange contracts was $69.9 million. These contracts were in a net asset position reported in Other current assets with a fair value of $1.7 million. The maximum length of time over which we hedge transaction exposures is generally 15 months. Derivative gains and losses, initially reported as a component of Accumulated other comprehensive income (loss), are reclassified to earnings in the period when the transaction affects earnings.

2 See Note 6 for information related to our interest rate and cross-currency swap agreements.

3The estimated net amount of gains and losses that are reported in Accumulated other comprehensive income (loss) as of December 31, 2018 that is expected to be reclassified into earnings within the next 12 months is $5.2 million.

	Quarter Ended December 31, 2017
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Derivative instruments and hedges:
Foreign exchange forward contracts	$(0.9)	$0.4	$(0.5)	$0.1	$(0.4)	$(0.4)	$(0.4)	$(0.8)
Interest rate swaps	6.7	(0.8)	5.9	(2.1)	3.8	4.7	3.8	8.5
Derivative instruments and hedges total	5.8	(0.4)	5.4	(2.0)	3.4	4.3	3.4	7.7
Foreign currency translation adjustment	6.1	—	6.1	—	6.1	(81.3)	6.1	(75.2)
Change in pension and postretirement defined benefit plans	(0.1)	1.2	1.1	(0.3)	0.8	(33.0)	0.8	(32.2)
Total	$11.8	$0.8	$12.6	$(2.3)	$10.3	$(110.0)	$10.3	$(99.7)

The following table represents the items reclassified out of Accumulated other comprehensive income (loss) and the related tax effects:

	Quarter Ended December 31
	2018			2017
	Amount reclassified	Tax effect[4]	Net of tax	Amount reclassified	Tax effect	Net of tax
Derivative instruments and hedges:
Foreign exchange forward contracts[1]	$(0.1)	$0.1	$—	$0.4	$(0.1)	$0.3
Interest rate swaps[2]	(2.1)	0.6	(1.5)	(0.8)	0.3	(0.5)
Derivative instruments and hedges total	(2.2)	0.7	(1.5)	(0.4)	0.2	(0.2)
Change in pension and postretirement defined benefit plans[3]	0.5	(6.3)	(5.8)	1.2	(0.3)	0.9

1Reclassified from Accumulated other comprehensive income (loss) into Investment income and other, net.
2Reclassified from Accumulated other comprehensive income (loss) into Interest expense.
3Reclassified from Accumulated other comprehensive income (loss) into Cost of goods sold, Selling and administrative expenses and Investment income and other, net. These components are included in the computation of net periodic pension expense.
4As a result of the adoption of ASU 2018-02, we reclassified $5.4 million from Accumulated other comprehensive income (loss) to Retained earnings.

Note 9. Special Charges

In connection with various organizational changes to improve our business alignment and cost structure, we recognized Special charges of $8.0 million and $13.5 million for the quarters ended December 31, 2018 and 2017. We continue to evaluate additional actions related to these programs and expect additional Special charges to be incurred. However, it is not practicable to estimate the amount of these future expected costs until such time as the evaluations are complete.

These charges are summarized as follows:

Business Optimization
In fiscal 2018, we initiated a global transformation program focused on reducing complexity, increasing efficiency, improving our cost structure with targeted investments that align with our strategic priorities. For the quarter ended December 31, 2018, this program resulted in charges of $3.8 million, of which $2.7 million were severance and benefit costs with the remainder related to professional fees and project management costs. These amounts compare to charges of $9.1 million in the quarter ended December 31, 2017, of which $6.0 million were severance and benefit costs.

Site Consolidation
In fiscal 2015, we initiated a plan to streamline our operations and simplify our supply chain by consolidating certain manufacturing and distribution operations (“Site Consolidation”). As part of this action, we have announced the closure of eight sites. In the quarter ended December 31, 2018, we recorded charges of $4.1 million related to these efforts, primarily comprising lease termination and facility closure costs. This amount compares to charges of $4.1 million in the quarter ended December 31, 2017, of which $0.2 million were severance and benefit costs.

Since the inception of the Site Consolidation program through December 31, 2018, we have recognized aggregate Special charges of $54.9 million.

Integration and Business Realignment
As we acquire businesses, we initiate integration activities and position our existing businesses to capitalize on opportunities for growth. We also incur costs, including severance and benefit costs, associated with other business realignment and integration activities. In the quarter ended December 31, 2018, we incurred integration and business realignment charges of approximately $0.1 million. This amount compares to charges of $0.3 million in the quarter ended December 31, 2017.

For all accrued severance and other benefit charges described above, we record restructuring reserves within Other current liabilities. The reserve activity for severance and other benefits in the quarter ended December 31, 2018 was as follows:

Balance as of September 30, 2018	$8.5
Expenses	3.2
Cash Payments	(6.2)
Reversals	(0.5)
Balance as of December 31, 2018	$5.0

Note 10. Income Taxes

The effective tax rate for the quarter ended December 31, 2018 was 14.9% compared to (186.7)% for the quarter ended December 31, 2017. The effective tax rate for the current period is higher than the comparable period due primarily to tax benefits recorded in the prior period related to the Tax Act. The current period rate was favorably impacted by $3.1 million of discrete tax benefits primarily related to excess tax benefits on deductible stock compensation and a $1.0 million benefit from the Transition Tax adjustment discussed further below. This compares to $64.3 million of discrete tax benefits in the prior year primarily related to the Tax Act, including $2.9 million of excess tax benefits on deductible stock compensation.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act made broad and complex changes to the U.S. tax code which impacted our fiscal year ended September 30, 2018, and continues to impact our first quarter ended December 31, 2018, including, but not limited to (1) reducing the U.S. Federal corporate tax rate, (2) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that may electively be paid over eight years, and (3) accelerated first year expensing of certain capital expenditures. The Tax Act reduced the U.S. Federal corporate tax rate from 35.0% to 21.0% effective January 1, 2018 for calendar year tax filers. In accordance with Internal Revenue Code Section 15, our fiscal year ended September 30, 2018 had a blended corporate tax rate of 24.5%, which was based on a proration of the applicable tax rates before and after the effective date of the Tax Act. The statutory tax rate of 21.0% applies to our current fiscal 2019.

The Tax Act also put in place new tax laws that will impact our taxable income in fiscal 2019, which include, but are not limited to (1) creating a Base Erosion Anti-abuse Tax (“BEAT”), which is a tax on certain related-party payments that reduce the U.S. tax base, (2) generally eliminating U.S. Federal income taxes on dividends from foreign subsidiaries, (3) a new provision designed to tax currently global intangible low-taxed income (“GILTI”), which allows for the possibility of utilizing foreign tax credits and a deduction equal to 50.0% to offset the income tax liability (subject to some limitations), (4) a provision that could limit the amount of deductible interest expense, (5) the repeal of the domestic production activity deduction replaced with an additional deduction for foreign-derived intangible income (“FDII”), (6) limitations on the deductibility of certain executive compensation, and (7) limitations on the utilization of foreign tax credits to reduce the U.S. income tax liability.

Shortly after the Tax Act was enacted, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) which provides guidance on accounting for the Tax Act’s impact. SAB 118 provided a measurement period, which in no case should extend beyond one year from the Tax Act enactment date, during which a company acting in good faith may complete the accounting for the impacts of the Tax Act under ASC Topic 740. In accordance with the expiration of the SAB 118 measurement period, we completed the assessment of the income tax effects of the Tax Act in the first quarter of fiscal 2019.

As of September 30, 2018, we recorded a provisional discrete net tax benefit of $70.9 million related to the Tax Act. This net benefit primarily consisted of a net benefit of $93.8 million due to the remeasurement of our deferred tax accounts to reflect the corporate rate reduction impact to our net deferred tax balances and a net expense for the Transition Tax of $22.9 million. In finalizing our net tax benefit resulting from the Tax Act within the one-year window as provided in SAB 118, we further reduced our Transition Tax liability by $1.0 million in the first quarter of fiscal 2019.

Reduction in U.S. Federal corporate rate: The Tax Act reduced the U.S. Federal statutory corporate tax rate to 21.0% for fiscal 2019 and beyond. We recorded a provisional adjustment to our net deferred tax balances, with a corresponding discrete net tax benefit of $93.8 million during fiscal 2018. We have completed our analysis of the impact of the U.S Federal statutory corporate tax rate change and no further adjustments to the provisional amounts were required in the first quarter of fiscal 2019.

Transition Tax: The Transition Tax is a fiscal 2018 tax on the previously untaxed accumulated and current earnings and profits (“E&P”) of our foreign subsidiaries.  In order to determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings.  E&P is similar to retained earnings of the subsidiary, but requires other adjustments to conform to U.S. tax rules.  During the first quarter of fiscal 2019, we finalized our estimate for Transition Tax and reduced the Transition Tax liability by $1.0 million to a total of $21.9 million. This liability was calculated based on the current statute as well as taking into account interpretative guidance provided as of the end of first quarter of fiscal year 2019. On January 15, 2019, the U.S. Internal Revenue Service and Treasury Department released final regulations related to the Transition Tax that clarifies the required treatment of certain items. We are in the process of evaluating the impact of these regulations on our related tax positions.

GILTI: The Tax Act includes a provision designed to currently tax global intangible low-taxed income starting in fiscal 2019. We have made an accounting policy election to treat the impacts of the GILTI tax provisions as period costs in the period incurred. As such, we have not recorded deferred tax assets or liabilities with respect to the GILTI provisions.

As of September 30, 2018, our practice and intention was to reinvest the earnings in our non-U.S. subsidiaries outside of the United States, and no U.S. deferred income taxes or foreign withholding taxes were recorded. The Transition Tax noted above resulted in the previously untaxed foreign earnings being included in the U.S. Federal and state fiscal 2018 taxable income. Furthermore, the Transition Tax will close a majority of the outside basis differences in our foreign corporations and any remaining temporary difference will potentially have some interaction with the GILTI tax noted above. Based on a review of our global working capital requirements and analysis of the new tax laws, we made no changes to our permanent reinvestment assertions pursuant to APB 23, to reinvest the earnings in our non-U.S. subsidiaries outside of the United States. Thus, no U.S. deferred income taxes or foreign withholding taxes have been recorded.

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

Earnings per share are calculated as follows (share information in thousands):

	Quarter Ended December 31
	2018	2017
Net income	$42.2	$88.3

Average basic shares outstanding	67,053	65,906
Add potential effect of exercise of stock options and other unvested equity awards	672	1,526
Average diluted shares outstanding	67,725	67,432

Net income per basic common share	$0.63	$1.34

Net income per diluted common share	$0.62	$1.31

Shares with anti-dilutive effect excluded from the computation of diluted EPS	486	233

Diluted earnings per share decreased from $1.31 to $0.62 for the three months ended December 31, 2018 primarily due to the initial recording of the net tax benefit associated with our assessment of the transition impact of the Tax Act in the three months ended December 31, 2017.

Note 12. Common Stock

The stock-based compensation cost that was charged against income, net of tax, for all plans was $4.2 million and $4.6 million in the quarterly periods ended December 31, 2018 and 2017.

In connection with employees satisfying payroll tax withholding obligations for restricted stock distributions, we purchased 37,445 shares of our common stock for $3.5 million in the quarter ended December 31, 2018, and 43,374 shares for $3.5 million in the quarter ended December 31, 2017.

We purchased 792,264 shares of our common stock in the open market under our share repurchase program for $75.0 million in the quarter ended December 31, 2018.

As of December 31, 2018, a cumulative total of $250.3 million of our share repurchase program had been used, leaving us with the ability to repurchase shares with a value of $89.7 million. This program does not have an expiration date and there are no plans to terminate this program in the future.

Note 13. Guarantees

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

A rollforward of changes in the warranty reserve for the periods covered in this report is as follows:

	Quarter Ended December 31
	2018	2017
Balance as of beginning of period	$20.5	$25.5
Provision for warranties in the period	5.1	3.5
Warranty reserves assumed[1]	2.8	—
Warranty claims in the period	(3.5)	(3.7)
Balance as of end of period	$24.9	$25.3
1As a result of the asset acquisition discussed in Note 4.

In the normal course of business, we enter into various other guarantees and indemnities in our relationships with suppliers, service providers, customers, business partners and others. Examples of these arrangements would include guarantees of product performance, indemnifications to service providers and indemnifications of our actions to business partners. These guarantees and indemnifications have not historically had a material impact on our financial condition or results of operations, nor do we expect them to, although indemnifications associated with our actions generally have no dollar limitations.

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

•
Surgical Solutions – globally provides products that improve surgical safety and efficiency in the operating room including tables, lights, pendants, positioning devices and various other surgical instruments and accessories.

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

	Quarter Ended December 31
	2018	2017
Net revenue:
Patient Support Systems	$341.0	$334.4
Front Line Care	233.4	224.6
Surgical Solutions	109.1	110.7
Total net revenue	$683.5	$669.7

Divisional income:
Patient Support Systems	$56.7	$53.4
Front Line Care	60.1	55.4
Surgical Solutions	11.2	9.7

Other operating costs:
Non-allocated operating costs, administrative costs, and other	49.2	52.9
Special charges	8.0	13.5
Operating profit	70.8	52.1

Interest expense	(21.3)	(23.1)
Investment income and other, net	0.1	1.8
Income before income taxes	$49.6	$30.8

Note 15. Commitments and Contingencies

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

Forward-looking statements are not guarantees of future performance, and our actual results could differ materially from those set forth in any forward-looking statements. For a more in-depth discussion of factors that could cause actual results to differ from forward-looking statements, see the discussions under the heading “Risk Factors” in our previously filed most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2018 (“2018 Form 10-K”) as well as the discussions in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We assume no obligation to update or revise any forward-looking statements unless required by law.

Overview

The following discussion and analysis should be read in conjunction with the accompanying interim financial statements and our 2018 Form 10-K.

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

Use of Non-GAAP Financial Measures

The accompanying Condensed Consolidated Financial Statements, including the related notes, are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). In addition to the results reported in accordance with GAAP, we routinely provide gross margin, operating margin, income tax expense and earnings per diluted share results on an adjusted basis because we believe these measures contribute to an understanding of our financial performance, provide additional analytical tools to understand our results from core operations and reveal underlying operating trends. These measures exclude strategic developments, acquisition and integration costs, regulatory costs related to updating existing product registrations to comply with the European Medical Device Regulations, Special charges as described in Note 9 of our Condensed Consolidated Financial Statements under Part I, in Item 1 of this Form 10-Q, the transitional impacts of the U.S. Tax Cuts and Jobs Act (the “Tax Act”), change in tax accounting methods, and other tax law changes as described in Note 10 of our Condensed Consolidated Financial Statements under Part I, in Item 1 of this Form 10–Q, expenses associated with these tax items, the impacts of significant litigation matters or other unusual events. We also exclude expenses associated with the amortization of purchased intangible assets. These adjustments are made to allow investors to evaluate and understand operating trends excluding their impact on operating income and earnings per diluted share.

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

•
Surgical Solutions – globally provides products that improve surgical safety and efficiency in the operating room including tables, lights, pendants, positioning devices and various other surgical instruments and accessories.

Net Revenue

					U.S.	OUS
	Quarter Ended December 31		Change As Reported	Constant Currency	Change As Reported	Change As Reported	Constant Currency
	2018	2017
Net Revenue:
Product sales and service	$611.6	$575.2	6.3%	7.4%	10.1%	(0.4)%	2.6%
Rental revenue	71.9	94.5	(23.9)%	(23.6)%	(25.7)%	(10.9)%	(8.2)%
Total net revenue	$683.5	$669.7	2.1%	3.0%	3.5%	(0.9)%	2.0%

Net Revenue:
Patient Support Systems	$341.0	$334.4	2.0%	2.9%	1.8%	2.3%	5.8%
Front Line Care	233.4	224.6	3.9%	4.7%	5.3%	0.7%	3.3%
Surgical Solutions	109.1	110.7	(1.4)%	—%	6.0%	(7.7)%	(5.1)%
Total net revenue	$683.5	$669.7	2.1%	3.0%	3.5%	(0.9)%	2.0%

OUS - Outside of the United States

The following table reflects sales growth data for the quarter ended December 31, 2018 excluding the impacts of the adoption of ASC 606 to supplement our discussion and analysis of net revenue by quantifying and excluding the impact of the adoption of this rule for revenue streams and reporting segments:

	Quarter Ended December 31		Change	Constant Currency	U.S.	OUS
	Adjusted 2018[1]	2017			Change	Change	Constant Currency
Net Revenue:
Product sales and service	$587.6	$575.2	2.2%	3.2%	3.6%	(0.3)%	2.6%
Rental revenue	96.6	94.5	2.2%	2.5%	3.9%	(10.9)%	(8.2)%
Total net revenue	$684.2	$669.7	2.2%	3.1%	3.6%	(0.9)%	2.1%

Net Revenue:
Patient Support Systems	$342.2	$334.4	2.3%	3.3%	2.2%	2.6%	6.0%
Front Line Care	232.9	224.6	3.7%	4.5%	5.0%	0.6%	3.1%
Surgical Solutions	109.1	110.7	(1.4)%	—%	6.0%	(7.7)%	(5.1)%
Total net revenue	$684.2	$669.7	2.2%	3.1%	3.6%	(0.9)%	2.1%

OUS - Outside of the United States
[1]Adjusted to remove the impacts of ASC 606. See Note 1, Summary of Significant Accounting Policies, and Note 2, Revenue Recognition, for additional information on the impact of adopting ASC 606.
Consolidated Revenue

Product sales and service revenue increased 6.3% on a reported basis, or 7.4% on a constant currency basis, for the three months ended December 31, 2018 primarily due to a $24.2 million reclassification of certain revenue streams to Product sales and services in fiscal 2019 as a result of adopting ASC 606, as well as strong growth in the United States.

Rental revenue decreased 23.9% on a reported basis, or 23.6% on a constant currency basis, for the three months ended December 31, 2018 primarily attributable to a $24.2 million reclassification of certain revenue streams to Product sales and services in fiscal 2019 as a result of adopting ASC 606, as well as the divestiture of our third-party rental business in fiscal 2018.

Excluding the impact of adopting ASC 606 for the three months ended December 31, 2018, revenue increased 2.2% on a reported basis, or 3.1% on a constant currency basis, primarily due to strong growth in both the United States and International markets on a constant currency basis.

Business Segment Revenue

Patient Support Systems revenue increased 2.0% on a reported basis, or 2.9% on a constant currency basis, for the three months ended December 31, 2018 compared to the prior year. The increase in the quarter was driven by strong growth in med-surg frames, clinical workflow solutions and safe patient handling equipment. The quarter was also impacted by lower revenue from a business divested in the quarter ended March 31, 2018, as well as a $1.2 million unfavorable impact on revenue as a result of adopting ASC 606 as compared to previous accounting guidance. Under ASC 606 the performance obligation for revenue related to certain products was determined to be a fully installed system whereas historically, this obligation was accounted for as a multiple element arrangement and revenue was recognized upon delivery of hardware and software and the remainder when installation was complete. The impact of this change is a reduction in the amount of revenue recognized compared to the historical revenue recognition requirements.

Front Line Care revenue increased 3.9% on a reported basis, or 4.7% on a constant currency basis, for the three months ended December 31, 2018 compared to the three months ended December 31, 2017. These improvements were primarily due to strong growth in our Welch Allyn and respiratory care businesses due to the launch of new products. Additionally, there was a $0.5 million favorable impact on revenue as a result of adopting ASC 606 as compared to previous accounting guidance. Revenue related to certain products is required to be accelerated under ASC 606 compared to historical practice as we have no on-going performance obligation after delivery of the product to the customer, whereas previously this revenue was recognized over the reimbursement period.

Surgical Solutions revenue decreased 1.4% on a reported basis, and remained flat on a constant currency basis, for the three months ended December 31, 2018 compared to the three months ended December 31, 2017. This decrease was mainly due to the exit of certain product lines.

Gross Profit

	Quarter Ended December 31
	2018	2017
Gross Profit
Product sales and service	$295.3	$271.1
Percent of Related Net Revenue	48.3%	47.1%

Rental	34.7	48.5
Percent of Related Net Revenue	48.3%	51.3%

Total Gross Profit	$330.0	$319.6
Percent of Total Net Revenue	48.3%	47.7%

Product sales and service gross margin increased 120 basis points for the three months ended December 31, 2018 compared to the three months ended December 31, 2017 primarily due to product mix, supply chain improvements and the reclassification of products previously classified as rental revenue due to the adoption of ASC 606.

Rental gross margin decreased 300 basis points for the three months ended December 31, 2018 compared to the three months ended December 31, 2017 primarily due to the reclassification of products previously classified as rental revenue due to the adoption of ASC 606.

Operating Expenses

	Quarter Ended December 31
	2018	2017
Research and development expenses	$33.2	$32.3
Percent of Total Net Revenue	4.9%	4.8%

Selling and administrative expenses	$218.0	$221.7
Percent of Total Net Revenue	31.9%	33.1%

Research and development expenses increased 2.8% for the three months ended December 31, 2018 compared to the three months ended December 31, 2017, primarily due to timing of projects and continued investment. As a percentage of revenue, research and development expenses remained relatively consistent.

As a percentage of total revenue, selling and administrative expenses decreased in the quarter ended December 31, 2018 compared to the three months ended December 31, 2017. Selling and administrative expenses include acquisition-related intangible asset amortization, acquisition and integration costs and costs related to tax law changes totaling $28.7 million for the three months ended December 31, 2018. Selling and administrative expenses include acquisition-related intangible asset amortization, acquisition and integration costs and significant litigation related costs totaling $33.1 million for the three months ended December 31, 2017. Excluding these items, as a percentage of total revenue, selling and administrative expenses decreased 0.4% for the quarter ended December 31, 2018 compared to the prior period due to ongoing business optimization initiatives.

Business Segment Divisional Income

	Quarter Ended December 31		Change As Reported
	2018	2017
Divisional income:
Patient Support Systems	$56.7	$53.4	6.2%
Front Line Care	60.1	55.4	8.5%
Surgical Solutions	11.2	9.7	15.5%

Refer to Note 14 of our Condensed Consolidated Financial Statements for a description of how divisional income is determined.

Patient Support Systems divisional income increased 6.2% for the three months ended December 31, 2018 compared to the prior year primarily due to product volume growth in the United States and International markets and continued cost efficiencies in our U.S. rental business.

Front Line Care divisional income increased 8.5% for the three months ended December 31, 2018 compared to the prior year as a result of revenue growth and higher margins from improved product mix.

Surgical Solutions divisional income increased 15.5% for the three months ended December 31, 2018 compared to the prior year primarily due to revenue mix and higher margins primarily from operating efficiencies.

Special Charges and Other

	Quarter Ended December 31
	2018	2017
Special charges	$8.0	$13.5

Interest expense	$(21.3)	$(23.1)
Investment income and other, net	$0.1	$1.8

In connection with various organizational changes to improve our business alignment and cost structure, we recognized Special charges of $8.0 million and $13.5 million for the quarters ended December 31, 2018 and 2017. These charges relate to the initiatives described in Note 9 of our Condensed Consolidated Financial Statements.

Interest expense was lower in the three months ended December 31, 2018 due to a decrease in long-term debt compared to the prior year period. The decrease was also attributable to the impact of our cross-currency swaps entered into in July 2018. See Note 6 of our Condensed Consolidated Financial Statements for additional information.

Investment income and other, net decreased in the three months ended December 31, 2018 primarily due to the gain of $1.0 million attributable to the final working capital settlement associated with the Völker transaction in the three months ended December 31, 2017.

Income Tax Expense

The effective tax rate for the quarter ended December 31, 2018 was 14.9% compared to (186.7)% and for the quarter ended December 31, 2017. The effective tax rate for the current period is higher than the comparable period due primarily to tax benefits recorded in the prior period related to the Tax Act. The current period rate was favorably impacted by $3.1 million of discrete tax benefits primarily related to excess tax benefits on deductible stock compensation and a $1.0 million benefit from the Transition Tax adjustment discussed in Note 10. This compares to $64.3 million of discrete tax benefits in the prior year primarily related to the Tax Act, including $2.9 million of excess tax benefits on deductible stock compensation.

The adjusted effective tax rate for the three months ended December 31, 2018 was 19.7% compared to 19.1% for the three months ended December 31, 2017. The higher adjusted tax rate in the current year is due primarily to a lower amount of discrete tax benefits offset by the reduction in the U.S. Federal corporate tax rate from the Tax Act legislation as described in Note 10 of our Condensed Consolidated Financial Statements.

Earnings per Share

Diluted earnings per share decreased from $1.31 to $0.62 for the three months ended December 31, 2018 mainly due to the recognition of incremental tax benefits in the three months ended December 31, 2017 primarily due to the Tax Act as disclosed in Note 10 of our Condensed Consolidated Financial Statements. Our diluted earnings per share was reduced by $0.01 as a result of our adoption of ASC 606.

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

	Quarter Ended December 31, 2018				Quarter Ended December 31, 2017
	Operating Margin[1]	Income Before Income Taxes	Income Tax Expense	Diluted EPS	Operating Margin[1]	Income Before Income Taxes	Income Tax Expense	Diluted EPS[1]
GAAP Basis	10.4%	$49.6	$7.4	$0.62	7.9%	$30.8	$(57.5)	$1.31
Adjustments:
Acquisition and integration costs	—%	0.2	0.1	—	0.3%	2.0	0.5	0.02
Acquisition-related intangible asset amortization	3.8%	25.7	5.9	0.29	4.0%	26.7	6.6	0.30
Regulatory compliance costs	0.4%	2.8	0.7	0.03	0.1%	0.4	0.1	(0.01)
Litigation expenses	—%	—	—	—	0.6%	4.0	1.1	0.04
Special charges	1.2%	8.0	1.9	0.09	2.0%	13.5	3.5	0.15
Tax law and method changes	—%	—	1.0	(0.01)	—%	—	60.3	(0.89)
Gain on disposition	—%	—	—	—	—%	(1.0)	—	(0.01)
Adjusted Basis	15.7%	$86.3	$17.0	$1.02	14.7%	$76.4	$14.6	$0.92
[1] Total does not add due to rounding

Liquidity and Capital Resources

	Quarter Ended December 31
	2018	2017
Cash Flows Provided By (Used In):
Operating activities	$116.0	$93.1
Investing activities	(58.5)	(25.1)
Financing activities	(54.6)	(68.1)
Effect of exchange rate changes on cash	(1.7)	2.0
Increase in Cash and Cash Equivalents	$1.2	$1.9

Operating Activities

Cash provided by operating activities increased $22.9 million compared to the prior year due to higher operating profit and working capital improvements in the quarter ended December 31, 2018 compared to the quarter ended December 31, 2017. These items were partly offset by the higher payout of incentive-based compensation in the quarter ended December 31, 2018.

Investing Activities

Cash used in investing activities increased $33.4 million compared to the prior year, primarily due to our acquisition of non-marketable equity securities of $26.6 million, as well as our acquisition of the right to use patented technology and certain related assets from a supplier in our Front Line Care segment of $17.1 million, as described in Note 3 and Note 4 of our Condensed Consolidated Financial Statements. This increase was partially offset by lower capital expenditures of $12.3 million in the quarter ended December 31, 2018 compared to the quarter ended December 31, 2017.

Financing Activities

Cash used in financing activities was $54.6 million in the quarter ended December 31, 2018, primarily driven by net borrowings on the Revolving Credit Facility of $25.0 million, offset by purchases of our common stock in the open market under our share repurchase program of $75.0 million as described in Note 12 of our Condensed Consolidated Financial Statements. For the quarter ended December 31, 2017, cash used in financing activities was $68.1 million, primarily driven by payments of long-term debt of $27.4 million and net payments on the Revolving Credit Facility of $50.0 million, offset by borrowings on the Securitization Program of $30.9 million. See Note 6 of our Condensed Consolidated Financial Statements for information on our financing agreements.

Other Liquidity Matters

In addition to the discussion of our financing agreements and share repurchases detailed in Note 6 and Note 12 of our Condensed Consolidated Financial Statements, our primary pension plan invests in a variety of equity and debt securities. As of September 30, 2018, our latest measurement date, our pension plans were underfunded by approximately $54.8 million. Based on our current funded status, we are not required to make any contributions to our primary pension plan in fiscal 2019.

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

As of December 31, 2018, approximately 75.8% of our cash and cash equivalents were held by our foreign subsidiaries. As of December 31, 2018, our practice and intention was to reinvest the earnings in our non-U.S. subsidiaries outside of the United States.

On January 15, 2019, the U.S. Internal Revenue Service and Treasury Department released final regulations related to the Transition Tax that clarifies the required treatment of certain items. We are in the process of evaluating the impact of these regulations on our related tax positions. Additionally, we continue to evaluate other proposed guidance that is regularly being issued with respect to the Tax Act to determine what impact, if any, each may have on our effective tax rate.

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

Contractual Obligations and Contingent Liabilities and Commitments

There have not been any significant changes since September 30, 2018 impacting our contractual obligations and contingent liabilities and commitments.

Critical Accounting Policies

Our accounting policies require management to make significant estimates and assumptions using information available at the time the estimates are made. Such estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenue, and expenses. If future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be affected. A detailed description of our accounting policies is included in Note 1 of our Consolidated Financial Statements and the Critical Accounting Policies Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 Form 10-K. With the exception of our new revenue recognition policy disclosed in Note 1 of our Condensed Consolidated Financial Statements, there have been no material changes to such policies since September 30, 2018.

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

We are subject to variability in foreign currency exchange rates in our international operations. Exposure to this variability is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. From time-to-time, we enter into currency exchange agreements to manage our exposure arising from fluctuating exchange rates related to specific and forecasted transactions. We operate this program pursuant to documented corporate risk management policies and do not enter into derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currencies. As of December 31, 2018, the notional amount of open foreign exchange contracts was $69.9 million. These contracts were in a net asset position with a fair value of $1.7 million. The maximum length of time over which we hedge transaction exposures is generally 15 months. Derivative gains and losses, initially reported as a component of Accumulated other comprehensive income (loss), are reclassified to earnings in the period when the transaction affects earnings.

Refer to Note 6 of our Condensed Consolidated Financial Statements for discussions about our derivative agreements.

For additional information on market risks related to our pension plan assets, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2018 Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

Our management, with the supervision and participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2018.

There have been no other changes to our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred in our most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Refer to Note 15 of our Condensed Consolidated Financial Statements in this Form 10-Q for further information on our legal proceedings.

Item 1A.	RISK FACTORS

For information regarding the risks we face, see the discussion under “Item 1A. Risk Factors” in our 2018 Form 10-K for the year ended September 30, 2018. There have been no material changes to the risk factors described in that report.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (2)
October 1, 2018 - October 31, 2018	3,654	$94.19	—	$164.7
November 1, 2018 - November 30, 2018	542,194	$94.20	509,274	$116.7
December 1, 2018 - December 31, 2018	283,861	$95.37	282,990	$89.7
Total	829,709		792,264

(1)
Shares purchased in the quarter ended December 31, 2018 were in connection with employee payroll tax withholding for restricted stock distributions and shares purchased of our common stock in the open market under our share repurchase program.

(2)
In September 2013, the Board approved an expansion of its previously announced share repurchase authorization to a total of $190.0 million. In November 2017, the Board approved an increase to the share repurchase program in an amount of $150.0 million. As of December 31, 2018, a cumulative total of $250.3 million had been used, leaving us with availability of $89.7 million under the share repurchase programs. The program does not have an expiration date and currently there are no plans to terminate this program in the future.

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

HILL-ROM HOLDINGS, INC.
(Registrant)

DATE: January 25, 2019	By:	/s/ Barbara W. Bodem
	Name: Title:	Barbara W. Bodem Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)