Form 10-Q
period 2019-03-31
Hill-Rom Holdings, Inc.
filed 2019-04-26
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)
☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
OR
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
Common Stock, without par value – 66,772,747 shares as of April 22, 2019.

HILL-ROM HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Quarter Ended March 31		Year to Date Ended March 31
	2019	2018	2019	2018
Net Revenue
Product sales and service	$636.5	$610.7	$1,248.1	$1,185.9
Rental revenue	77.7	99.8	149.6	194.3
Total net revenue	714.2	710.5	1,397.7	1,380.2

Cost of Net Revenue
Cost of goods sold	322.7	313.7	639.0	617.8
Rental expenses	38.9	46.4	76.1	92.4
Total cost of net revenue	361.6	360.1	715.1	710.2

Gross Profit	352.6	350.4	682.6	670.0

Research and development expenses	36.6	34.7	69.8	67.0
Selling and administrative expenses	231.2	232.7	449.2	454.4
Special charges	3.5	36.9	11.5	50.4
Operating Profit	81.3	46.1	152.1	98.2

Interest expense	(21.8)	(24.2)	(43.1)	(47.3)
Investment income and other, net	1.2	(0.4)	1.3	1.4

Income Before Income Taxes	60.7	21.5	110.3	52.3

Income tax expense (benefit)	11.2	(7.0)	18.6	(64.5)

Net Income	$49.5	$28.5	$91.7	$116.8

Net Income per Basic Common Share	$0.74	$0.43	$1.37	$1.77

Net Income per Diluted Common Share	$0.74	$0.42	$1.36	$1.73

Average Basic Common Shares Outstanding (in thousands)	66,696	66,192	66,866	66,040

Average Diluted Common Shares Outstanding (in thousands)	67,344	67,597	67,525	67,508

See Notes to Condensed Consolidated Financial Statements (unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Quarter Ended March 31		Year to Date Ended March 31
	2019	2018	2019	2018
Net Income	$49.5	$28.5	$91.7	$116.8

Other Comprehensive Income (Loss), net of tax (Note 8):

Derivative instruments designated as hedges	(1.9)	7.9	(5.6)	11.3
Foreign currency translation adjustment	(3.6)	16.5	(17.2)	22.6
Change in pension and postretirement defined benefit plans	0.5	0.8	0.9	1.6
Total Other Comprehensive Income (Loss), net of tax	(5.0)	25.2	(21.9)	35.5

Total Comprehensive Income	$44.5	$53.7	$69.8	$152.3
See Notes to Condensed Consolidated Financial Statements (unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In millions)

	March 31, 2019	September 30, 2018
ASSETS
Current Assets
Cash and cash equivalents	$187.0	$183.0
Trade accounts receivable, net of allowances (Note 3)	581.8	580.7
Inventories, net of reserves (Note 3)	293.8	291.7
Other current assets	118.4	100.2
Total current assets	1,181.0	1,155.6

Property, plant and equipment, net (Note 3)	313.3	328.3
Goodwill (Note 5)	1,732.9	1,738.3
Other intangible assets and software, net (Note 3)	1,012.0	1,027.7
Deferred income taxes (Notes 1 and 10)	34.0	35.0
Other assets	94.4	75.1
Total Assets	$4,367.6	$4,360.0

LIABILITIES
Current Liabilities
Trade accounts payable	$169.9	$177.3
Short-term borrowings (Note 6)	224.7	182.5
Accrued compensation	88.8	132.5
Accrued product warranties (Note 13)	24.5	20.5
Accrued rebates	42.3	42.5
Deferred revenue (Note 2)	81.7	40.0
Other current liabilities	65.4	67.1
Total current liabilities	697.3	662.4

Long-term debt (Note 6)	1,764.4	1,790.4
Accrued pension and postretirement benefits (Note 7)	68.2	69.3
Deferred income taxes (Notes 1 and 10)	165.7	181.3
Other long-term liabilities	73.2	40.4
Total Liabilities	2,768.8	2,743.8

Commitments and Contingencies (Note 15)

SHAREHOLDERS’ EQUITY
Common stock (Notes 3 and 12)	4.4	4.4
Additional paid-in capital	619.9	602.9
Retained earnings	1,935.2	1,876.2
Accumulated other comprehensive loss (Note 8)	(140.3)	(113.0)
Treasury stock, at cost (Note 3)	(820.4)	(754.3)
Total Shareholders’ Equity	1,598.8	1,616.2
Total Liabilities and Shareholders’ Equity	$4,367.6	$4,360.0
See Notes to Condensed Consolidated Financial Statements (unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Year to Date March 31
	2019	2018
Operating Activities
Net income	$91.7	$116.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant, equipment and software	36.4	45.1
Acquisition-related intangible asset amortization	53.0	53.7
Amortization of debt discounts and issuance costs	3.2	3.7
Benefit for deferred income taxes	(8.2)	(89.2)
(Gain) loss on disposal of property, equipment leased to others, intangible assets, and impairments	(0.2)	(0.6)
Loss on disposition of businesses	—	22.4
Stock compensation	16.9	15.8
Change in working capital excluding cash, current debt, acquisitions and dispositions:
Trade accounts receivable	24.0	45.7
Inventories	(1.5)	(29.0)
Other current assets	3.7	(37.9)
Trade accounts payable	(6.6)	(8.7)
Accrued expenses and other liabilities	(53.9)	(35.8)
Other, net	(0.3)	23.6
Net cash provided by operating activities	158.2	125.6
Investing Activities
Purchases of property, plant, equipment and software	(31.4)	(51.4)
Proceeds on sale of property and equipment leased to others	3.1	3.7
Payment for acquisition of intangible assets	(17.1)	—
Payments for acquisitions of investments	(26.6)	—
Proceeds on sale of business	—	1.0
Other, net	0.2	(1.0)
Net cash used in investing activities	(71.8)	(47.7)
Financing Activities
Payments of long-term debt	(0.1)	(54.9)
Borrowings on Revolving Credit Facility	110.0	75.0
Payments on Revolving Credit Facility	(105.0)	(95.0)
Borrowings on Securitization Program	4.9	51.4
Payments on Securitization Program	(4.9)	(37.3)
Borrowings on Note Securitization Facility	37.5	—
Payments on Note Securitization Facility	(28.4)	—
Payments of cash dividends	(27.4)	(25.1)
Proceeds on exercise of stock options	8.6	10.5
Stock repurchases for stock award withholding obligations	(4.0)	(4.4)
Stock repurchases in the open market	(75.0)	—
Other, net	3.7	4.0
Net cash used in financing activities	(80.1)	(75.8)
Effect of exchange rate changes on cash and cash equivalents	(2.3)	5.1
Net Cash Flows	4.0	7.2
Cash and Cash Equivalents:
At beginning of period	183.0	231.8
At end of period	$187.0	$239.0
See Notes to Condensed Consolidated Financial Statements (unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(In millions, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury		Total Shareholders’ Equity
	Shares Outstanding	Amount
						Shares	Amount
Balance as of December 31, 2018	66,657,887	$4.4	$606.9	$1,899.9	$(135.3)	21,799,747	$(824.4)	$1,551.5
Net income	—	—	—	49.5	—	—	—	49.5
Other comprehensive income (loss), net of tax of $1.4 million	—	—	—	—	(5.0)	—	—	(5.0)
Dividends ($0.21 per common share)	—	—	0.1	(14.2)	—	—	—	(14.1)
Stock repurchases for stock award withholding obligations	(5,690)	—	—	—	—	5,690	(0.5)	(0.5)
Stock compensation on equity-classified awards	—	—	11.1	—	—	—	—	11.1
Stock option exercises	80,628	—	1.0	—	—	(80,628)	3.0	4.0
Vesting of stock awards	18,103	—	(0.7)	—	—	(18,103)	0.7	—
Shares issued under employee stock purchase plan	20,799	—	1.5	—	—	(20,799)	0.8	2.3
Balance as of March 31, 2019	66,771,727	$4.4	$619.9	$1,935.2	$(140.3)	21,685,907	$(820.4)	$1,598.8

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury		Total Shareholders’ Equity
	Shares Outstanding	Amount
						Shares	Amount
Balance as of September 30, 2018	67,256,112	$4.4	$602.9	$1,876.2	$(113.0)	21,201,522	$(754.3)	$1,616.2
Cumulative effect of ASC 606 adoption, net of tax of $4.8 million	—	—	—	(4.9)	—	—	—	(4.9)
Cumulative effect of ASU 2016-16 adoption, net of tax of $0.2 million	—	—	—	(5.6)		—	—	(5.6)
Reclassification due to ASU 2018-02 adoption	—	—	—	5.4	(5.4)	—	—	—
Net income	—	—	—	91.7	—	—	—	91.7
Other comprehensive income (loss), net of tax of $1.5 million	—	—	—	—	(21.9)	—	—	(21.9)
Dividends ($0.41 per common share)	—	—	0.2	(27.6)	—	—	—	(27.4)
Stock repurchases for stock award withholding obligations	(43,135)	—	—	—	—	43,135	(4.0)	(4.0)
Stock repurchases in the open market	(792,264)	—	—	—	—	792,264	(75.0)	(75.0)
Stock compensation on equity-classified awards	—	—	16.9	—	—	—	—	16.9
Stock option exercises	178,203	—	2.0	—	—	(178,203)	6.6	8.6
Vesting of stock awards	130,567	—	(4.7)	—	—	(130,567)	4.7	—
Shares issued under employee stock purchase plan	42,244	—	2.6	—	—	(42,244)	1.6	4.2
Balance as of March 31, 2019	66,771,727	$4.4	$619.9	$1,935.2	$(140.3)	21,685,907	$(820.4)	$1,598.8

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury		Total Equity Attributable to Common Shareholders	Noncontrolling Interests	Total Shareholders’ Equity
	Shares Outstanding	Amount
						Shares	Amount
Balance as of December 31, 2017	66,139,823	$4.4	$587.2	$1,752.5	$(99.7)	22,317,811	$(787.3)	$1,457.1	$7.0	$1,464.1
Net income attributable to common shareholders	—	—	—	28.5	—	—	—	28.5	—	28.5
VIE activity	—	—	—	—	—	—	—	—	(7.0)	(7.0)
Other comprehensive income (loss), net of tax of ($1.4) million	—	—	—	—	25.2	—	—	25.2	—	25.2
Dividends ($0.20 per common share)	—	—	0.2	(13.4)	—	—	—	(13.2)	—	(13.2)
Stock repurchases for stock award withholding obligations	(10,437)	—	—	—	—	10,437	(0.9)	(0.9)	—	(0.9)
Stock compensation on equity-classified awards	—	—	9.4	—	—	—	—	9.4	—	9.4
Stock option exercises	73,906	—	(0.2)	—	—	(73,906)	2.6	2.4	—	2.4
Vesting of stock awards	27,679	—	(1.0)	—	—	(27,679)	1.0	—	—	—
Shares issued under employee stock purchase plan	21,092	—	1.1	—	—	(21,092)	0.8	1.9	—	1.9
Balance as of March 31, 2018	66,252,063	$4.4	$596.7	$1,767.6	$(74.5)	22,205,571	$(783.8)	$1,510.4	$—	$1,510.4

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury		Total Equity Attributable to Common Shareholders	Noncontrolling Interests	Total Shareholders’ Equity
	Shares Outstanding	Amount
						Shares	Amount
Balance as of September 30, 2017	65,813,794	$4.4	$584.4	$1,676.2	$(110.0)	22,643,840	$(796.8)	$1,358.2	$7.4	$1,365.6
Net income attributable to common shareholders	—	—	—	116.8	—	—	—	116.8	—	116.8
VIE activity	—	—	—	—	—	—	—	—	(7.4)	(7.4)
Other comprehensive income (loss), net of tax of ($3.7) million	—	—	—	—	35.5	—	—	35.5		35.5
Dividends ($0.38 per common share)	—	—	0.3	(25.4)	—	—	—	(25.1)	—	(25.1)
Stock repurchases for stock award withholding obligations	(53,811)	—	—	—	—	53,811	(4.4)	(4.4)	—	(4.4)
Stock compensation on equity-classified awards	—	—	15.5	—	—	—	—	15.5	—	15.5
Stock option exercises	314,762	—	(0.6)	—	—	(314,762)	11.1	10.5	—	10.5
Vesting of stock awards	138,546	—	(4.9)	—	—	(138,546)	4.9	—	—	—
Shares issued under employee stock purchase plan	38,772	—	2.0	—	—	(38,772)	1.4	3.4	—	3.4
Balance as of March 31, 2018	66,252,063	$4.4	$596.7	$1,767.6	$(74.5)	22,205,571	$(783.8)	$1,510.4	$—	$1,510.4
See Notes to Condensed Consolidated Financial Statements (unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Unless the context otherwise requires, the terms “Hill-Rom,” “the Company,” “we,” “our” and “us” refer to Hill-Rom Holdings, Inc. and its wholly-owned subsidiaries. The unaudited Condensed Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in Hill-Rom’s latest Annual Report on Form 10-K for the fiscal year ended September 30, 2018 (“2018 Form 10-K”) as filed with the United States (“U.S.”) Securities and Exchange Commission. The September 30, 2018 Condensed Consolidated Balance Sheet was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States. In the opinion of management, the Condensed Consolidated Financial Statements herein include all adjustments necessary to state fairly the financial position, results of operations and cash flows for the interim periods presented. Quarterly results are not necessarily indicative of annual results.

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

As of March 31, 2019, we had $78.3 million of valuation allowances on deferred tax assets, on a tax-effected basis, primarily related to certain foreign deferred tax attributes that are not expected to be utilized. The valuation allowance was not materially impacted by the Tax Cuts and Jobs Act (the “Tax Act”) enacted in the United States in December 2017. We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances.

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

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASC 606”), which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We adopted the new standard in the first quarter of fiscal 2019 using the modified retrospective approach. See Note 2 for additional information on the impacts of ASC 606 on our Condensed Consolidated Financial Statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Topic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities. This standard requires equity securities to be measured at fair value with changes in fair value recognized through net income and eliminated the cost method for equity securities without readily determinable fair values. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This standard issued six technical corrections and improvements to clarify guidance in ASU 2016-01, which primarily impacted the accounting for equity investments, financial liabilities under fair value option, and the presentation and disclosure requirements of financial instruments. We adopted ASU 2016-01 and ASU 2018-03 prospectively in the first quarter of fiscal 2019 and the new updates did not have a material impact on our Condensed Consolidated Financial Statements. We applied the practicability election within this standard under which our investments in equities that are not accounted for under the consolidation or equity method of accounting guidance are valued at cost, less impairment, plus or minus observable price changes (in orderly transactions) of an identical or similar investment of the same issuer.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The purpose of the standard is to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The standard addresses specific issues including debt prepayment and extinguishment costs, settlement of zero-coupon debt, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and certain life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and the application of the predominance principle in separately identifiable cash flows. We adopted ASU 2016-15 in the first quarter of fiscal 2019 using a retrospective transition method and elected to continue to use the nature of distribution approach for distributions received from equity method investees. The adoption of ASU 2016-15 did not have a material impact on our Condensed Consolidated Financial Statements.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (Topic 740). This standard requires immediate recognition of the income tax consequences of intercompany asset transfers other than inventory. We adopted ASU 2016-16 in the first quarter of fiscal 2019 using the modified retrospective approach with a cumulative effect adjustment directly to retained earnings. The cumulative effect of applying ASU 2016-16 was an adjustment to decrease prepaid taxes by $5.8 million and increase deferred tax assets by $0.2 million with a corresponding decrease to the opening balance of Retained earnings of $5.6 million.

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

In February 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This standard requires employers to include only the service cost component of net periodic pension cost in operating expenses, together with other employee compensation costs. The other components of net periodic pension cost, including interest cost, expected return on plan assets, amortization of prior service cost and settlement and curtailment effects, are to be included in non-operating expenses. The amendment allows a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. We adopted ASU 2017-07 in the first quarter of fiscal 2019 and applied the practical expedient upon adoption. ASU 2017-07 did not have a material impact on our Condensed Consolidated Financial Statements.

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

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and has subsequently issued related amendments, collectively referred to as “ASC 842”. ASC 842 is effective for our first quarter of fiscal 2020. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Early adoption of the new lease standard is permitted. From the lessee’s perspective, the new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor’s perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a finance lease. If the lessor does not convey risks and rewards or control, an operating lease results. We are currently in the process of evaluating the impact of ASC 842 on our Condensed Consolidated Financial Statements. Most of our operating lease commitments relate to manufacturing facilities, warehouse distribution centers, service centers and sales offices and are expected to continue to be classified as operating leases upon our adoption of ASC 842.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) - Measurement of Credit Losses of Financial Instruments. This standard requires entities to measure credit losses for financial assets measured at amortized cost based on expected losses rather than incurred losses. For available-for-sale debt securities with unrealized losses, entities will be required to recognize credit losses through an allowance for credit losses. ASU 2016-03 is effective for our first quarter of fiscal 2021 and requires a prospective transition method. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption on our Condensed Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard eliminates Step 2 of the goodwill impairment test and requires a goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. ASU 2017-04 is effective for our first quarter of fiscal 2021 and requires a prospective transition method. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption on our Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The purpose of the standard is to improve the overall usefulness of fair value disclosures to financial statement users and reduce unnecessary costs to companies when preparing the disclosures. ASU 2018-13 is effective for our first quarter of fiscal 2021 and requires the application of the prospective method of transition (for only the most recent interim or annual period presented in the initial fiscal year of adoption) to the new disclosure requirements for (1) changes in unrealized gains and losses included in other comprehensive income and (2) the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 also requires prospective application to any modifications to disclosures made because of the change to the requirements for the narrative description of measurement uncertainty. The effects of all other amendments made by ASU 2018-13 must be applied retrospectively to all periods presented. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption on our Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Topic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. The purpose of the standard is to improve the overall usefulness of defined benefit pension and other postretirement plan disclosures to financial statement users and reduce unnecessary costs to companies when preparing the disclosures. ASU 2018-14 is effective for our fourth quarter of fiscal 2021 and requires a retrospective transition method. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption on our Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for our first quarter of fiscal 2021 and allows a retrospective or a prospective transition method to all implementation costs incurred after the date of adoption. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption on our Condensed Consolidated Financial Statements.

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

Customer payments are due at various times up to 90 days from the date of invoice, though in some countries and for certain customer types, credit terms are longer based on local industry practices.

Revenue related to certain products within our Patient Support Systems segment is required to be recognized later under ASC 606 than it was historically due to the determination that the performance obligation was a fully installed system. Historically, this obligation was accounted for as a multiple element arrangement and revenue was recognized upon delivery of hardware and software and the remainder when installation was complete. As a result of the deferral of the recognition of revenue, adoption date adjustments were required to be recorded related to deferred contract costs and equipment and other costs, which is reported in Other current assets and Other assets. Additionally, cash received from customers at inception of open contracts or billing that preceded satisfaction of remaining performance obligations is recorded as Deferred revenue in Other current liabilities and Other long-term liabilities.

Revenue related to certain products within our Front Line Care segment is required to be accelerated under ASC 606 compared to historical practice. This outcome is attributable to the conclusion that we have no on-going performance obligation after delivery of the product to the customer, whereas previously this revenue was recognized over the period the Company was reimbursed by third parties. As a result of the accelerated recognition of revenue, adoption date adjustments were required to be recorded to Trade accounts receivable, net of allowances and to derecognize assets previously recorded.
The cumulative effect of the changes made on the Condensed Consolidated Balance Sheets at October 1, 2018 for the adoption of ASC 606, is as follows:

Impacted Condensed Consolidated Balance Sheet Items	September 30, 2018 As Reported	Impacts of ASC 606 Adoption	October 1, 2018 After 606 Adoption
ASSETS
Trade accounts receivable, net of allowances	$580.7	$29.1	$609.8
Other current assets	100.2	21.8	122.0
Property, plant and equipment, net	328.3	(5.6)	322.7
Deferred income taxes	35.0	5.6	40.6
Other assets	75.1	3.4	78.5
LIABILITIES
Deferred revenue	40.0	47.5	87.5
Other current liabilities	67.1	0.8	67.9
Other long-term liabilities	40.4	10.9	51.3
SHAREHOLDERS’ EQUITY
Retained earnings	1,876.2	(4.9)	1,871.3

The impacts of ASC 606 in the quarter and year to date periods ended March 31, 2019 on our Condensed Consolidated Statement of Income are shown below.

	Quarter Ended March 31, 2019			Year to Date Ended March 31, 2019
Impacted Condensed Consolidated Statement of Income Items	As Reported	Impacts of ASC 606	Balances without ASC 606	As Reported	Impacts of ASC 606	Balances without ASC 606
Product sales and service net revenue[1]	$636.5	$28.1	$608.4	$1,248.1	$52.1	$1,196.0
Rental net revenue[1]	77.7	(24.4)	102.1	149.6	(49.1)	198.7
Cost of goods sold[2]	322.7	5.8	316.9	639.0	11.2	627.8
Rental expenses[2]	38.9	(5.3)	44.2	76.1	(10.9)	87.0
Income tax expense (benefit)	11.2	0.5	10.7	18.6	0.4	18.2
Net income	49.5	2.7	46.8	91.7	2.3	89.4
1 Includes $23.3 million and $47.5 million related to revenue previously classified as Rental revenue that has been reclassified to Product sales and service revenue as a result of the adoption of ASC 606 for the quarter and year to date periods ended March 31, 2019.

2 Includes $5.4 million and $10.5 million related to cost of goods sold previously classified as Rental expenses that has been reclassified to Cost of goods sold as a result of the adoption of ASC 606 for the quarter and year to date periods ended March 31, 2019.

Within our Patient Support Systems segment, the adoption of ASC 606 impacted equipment and other costs which is reported in Other current assets and Other assets and deferred revenue which is reported in Other long-term liabilities.

Within our Front Line Care segment, the adoption of ASC 606 impacted the reported amount in Trade accounts receivable, net of allowances and results in the derecognition of assets previously recorded.

The impacts of the adoption of ASC 606 as of March 31, 2019, including the cumulative effects of the change, on our Condensed Consolidated Balance Sheet are shown below.

	March 31, 2019
Impacted Condensed Consolidated Balance Sheet Items	As Reported	Impacts of ASC 606	Balances without ASC 606
ASSETS
Trade accounts receivable, net of allowances	$581.8	$30.7	$551.1
Other current assets	118.4	17.2	101.2
Property, plant and equipment, net	313.3	(6.1)	319.4
Deferred income taxes	34.0	5.6	28.4
Other assets	94.4	3.4	91.0
LIABILITIES
Deferred revenue	81.7	41.6	40.1
Other current liabilities	65.4	0.7	64.7
Other long-term liabilities	73.2	10.8	62.4
SHAREHOLDERS’ EQUITY
Retained earnings	1,935.2	(4.9)	1,940.1

Included in other current assets and other assets is equipment and other costs directly related to performance obligations that have not been completed for certain contracts in our Patient Support Systems segment. These costs are subsequently expensed to Cost of goods sold commensurate with the timing of the recognition of revenue, which is generally 12 to 24 months. As of March 31, 2019, we had $15.2 million of equipment and other costs recorded within Other current assets and $3.4 million in Other assets.

Deferred Contract Costs

Consistent with prior practice, deferred contract costs consist of commissions paid on receipt of a purchase order for certain products in our Patient Support Systems segment.  These costs are subsequently expensed to Selling and administrative expenses commensurate with the timing of the recognition of revenue, which is generally 12 to 24 months. As of March 31, 2019, we had $7.6 million of deferred contract costs recorded within Other current assets and Other assets. For the quarter and year to date periods ended March 31, 2019, we amortized $3.1 million and $6.5 million of deferred contract costs, which are classified within Selling and administrative expenses in the Condensed Consolidated Statements of Income.

Disaggregation of Revenue

The impact of the adoption of ASC 606 on the quarter and year to date periods ended March 31, 2019 is provided below.

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

Revenue related to certain products within our Front Line Care segment is required to be accelerated under ASC 606 compared to historical practice. This outcome is attributable to the conclusion that the we do not have an on-going performance obligation after delivery of the product to the customer, whereas previously this revenue was recognized over the period the Company was reimbursed by third parties.

	Quarter Ended March 31, 2019			Year to Date Ended March 31, 2019
	As Reported	Impacts of ASC 606	Balances without ASC 606	As Reported	Impacts of ASC 606	Balances without ASC 606
Net revenue - United States:
Patient Support Systems	$267.2	$2.4	$264.8	$515.3	$1.0	$514.3
Front Line Care	170.2	1.1	169.1	336.7	1.6	335.1
Surgical Solutions	55.6	—	55.6	109.5	—	109.5
Total net revenue - United States	$493.0	$3.5	$489.5	$961.5	$2.6	$958.9

Net revenue - Outside of the United States (“OUS”):
Patient Support Systems	$92.4	$0.2	$92.2	$185.3	$0.4	$184.9
Front Line Care	72.9	—	72.9	139.8	—	139.8
Surgical Solutions	55.9	—	55.9	111.1	—	111.1
Total net revenue - OUS	$221.2	$0.2	$221.0	$436.2	$0.4	$435.8

Net revenue:
Patient Support Systems	$359.6	$2.6	$357.0	$700.6	$1.4	$699.2
Front Line Care	243.1	1.1	242.0	476.5	1.6	474.9
Surgical Solutions	111.5	—	111.5	220.6	—	220.6
Total net revenue	$714.2	$3.7	$710.5	$1,397.7	$3.0	$1,394.7

Contract Balances

The nature of our products and services does not give rise to contract assets as we typically do not have instances where a right to payment for goods and services already transferred to a customer exists that is conditional on something other than the passage of time.

The following summarizes contract liability activity during the year to date period ended March 31, 2019. The contract liability balance as of March 31, 2019 represents the transaction price allocated to the remaining performance obligations.

Contract Liabilities
Balance as of September 30, 2018	$47.8
Revenue deferred due to ASC 606 initial adoption	58.4
New revenue deferrals	114.3
Revenue recognized upon satisfaction of performance obligations	(117.8)
Balance as of March 31, 2019	$102.7

We expect to satisfy the majority of the remaining performance obligations related to installation and recognize the associated revenue in approximately 12 months. We expect to satisfy the majority of the remaining performance obligations related to service contracts and recognize the associated revenue generally within 24 months.

Note 3. Supplementary Balance Sheet Information

	March 31, 2019	September 30, 2018
Allowance for possible losses and discounts on trade receivables	$22.1	$21.8

Inventories, net of reserves:
Finished products	$142.7	$139.7
Raw materials and work in process	151.1	152.0
Total inventories, net of reserves	$293.8	$291.7

Accumulated depreciation of property, plant and equipment	$578.2	$586.7

Accumulated amortization of software and other intangible assets	$587.3	$532.8

Investments included in Other assets	$50.8	$24.6

Preferred stock, without par value:
Shares authorized	1,000,000	1,000,000
Shares issued	None	None

Common stock, without par value:
Shares authorized	199,000,000	199,000,000
Shares issued	88,457,634	88,457,634
Shares outstanding	66,771,727	67,256,112

Treasury shares	21,685,907	21,201,522

Investments

In the first quarter of fiscal 2019, we acquired $26.6 million of non-marketable equity securities that are valued at cost. There has not been any impairment of the historical cost of our investments in non-marketable equity securities.

Note 4. Business Combinations

Acquisition

On April 1, 2019, we completed the acquisition of Voalte, Inc. (“Voalte”), a clinical communications software company, for consideration of $180.0 million, subject to certain post-closing adjustments that may change the purchase price, and committed to up to an additional $15.0 million in earnout payments related to the achievement of certain commercial milestones. We paid $178.1 million on April 1, 2019, which consisted of the consideration of $180.0 million plus cash acquired of $9.6 million, less debt assumed of $9.0 million and favorable working capital of $2.5 million. The transaction was financed through borrowings on our revolving credit facility. It is not practicable to disclose the preliminary purchase price allocation for this transaction given the short period of time between the acquisition date and the filing of this Report.

Asset Acquisition

On October 1, 2018, we acquired the right to use patented technology and certain related assets from a supplier to our Front Line Care segment. We paid $17.1 million of cash and committed to guaranteed minimum future royalty payments of $22.0 million which are presented in Other intangible assets and software, net and are being amortized over the 7-year term of the agreement.

Dispositions

In fiscal 2017, we sold our Völker business. In the first quarter of fiscal 2018, we recorded a gain of $1.0 million attributable to the final working capital settlement associated with the Völker transaction.

During the second quarter of fiscal 2018, we entered into an agreement to convey certain net assets related to the Company’s third-party rental business, which is comprised of purchased moveable medical equipment that can be rented to customers, to Universal Hospital Services, Inc. (“UHS”) in exchange for UHS’s agreement to dismiss its previously disclosed litigation against the Company (“Settlement Agreement”). We recorded a loss of $23.4 million in Special charges, which includes approximately $20.4 million related to the non-cash loss reserve for the assets to be conveyed, and other Settlement Agreement related costs of approximately $3.0 million. The third-party rental business was part of our Patient Support Systems segment. The transaction closed during the third quarter of fiscal 2018.

Note 5. Goodwill

The following summarizes goodwill activity by reportable segment:

	Patient Support Systems	Front Line Care	Surgical Solutions	Total
Balances as of September 30, 2018
Goodwill	$544.4	$1,370.6	$296.1	$2,211.1
Accumulated impairment losses	(472.8)	—	—	(472.8)
Goodwill, net as of September 30, 2018	71.6	1,370.6	296.1	1,738.3

Changes in Goodwill in the period:
Currency translation effect	(1.0)	(2.6)	(1.8)	(5.4)

Balances as of March 31, 2019
Goodwill	543.4	1,368.0	294.3	2,205.7
Accumulated impairment losses	(472.8)	—	—	(472.8)
Goodwill, net as of March 31, 2019	$70.6	$1,368.0	$294.3	$1,732.9

Note 6. Financing Agreements

Total debt consists of the following:

	March 31, 2019	September 30, 2018
Current portion of long-term debt	$33.2	$0.1
Securitization Program	110.0	110.0
Note Securitization Facility	81.5	72.4
Total Short-term borrowings	$224.7	$182.5

Revolving credit facility, matures September 2021	$5.0	$—
Senior secured Term Loan A, long-term portion, matures September 2021	998.1	1,029.7
Senior unsecured 5.75% notes due on September 1, 2023	421.2	420.8
Senior unsecured 5.00% notes due on February 15, 2025	296.7	296.4
Unsecured 7.00% debentures due on February 15, 2024	13.5	13.6
Unsecured 6.75% debentures due on December 15, 2027	29.6	29.5
Other	0.3	0.4
Total Long-term debt	$1,764.4	$1,790.4

Total debt	$1,989.1	$1,972.9

In May 2018, we renewed our 364-day accounts receivable securitization program (the “Securitization Program”) with certain financial institutions for borrowings up to $110.0 million. We also entered into an additional 364-day facility for borrowings up to $90.0 million (the “Note Securitization Facility”) in May 2018. Under the terms of each of the Securitization Program and Note Securitization Facility, certain of our accounts receivable secure the amounts borrowed and cannot be used to pay our other debts or liabilities. The amount that we may borrow at a given point in time is determined based on the amount of qualifying accounts receivable that are present at such point in time. Borrowings outstanding under the Securitization Program and Note Securitization Facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus the applicable margin of 0.8% and 1.0% and are included as a component of Short-term borrowings, while the accounts receivable securing these obligations remain as a component of Trade accounts receivable, net of allowances, in our Condensed Consolidated Balance Sheets. In addition, the agreements governing the Securitization Program and Note Securitization Facility contain various customary affirmative and negative covenants, and customary default and termination provisions. As of March 31, 2019, we were in compliance with these covenants and provisions.

We have outstanding senior unsecured notes of $300.0 million maturing February 2025 that bear interest at a fixed rate of 5.00% annually, and senior unsecured notes of $425.0 million maturing in September 2023 that bear interest at a fixed rate of 5.75% annually (collectively, the “Senior Notes”). These Senior Notes were issued at par in private placement offerings and are not registered securities on any public market. All of the notes were outstanding as of March 31, 2019. We are not required to make any mandatory redemption or sinking fund payments with respect to the Senior Notes, other than in certain circumstances such as a change in control or material sale of assets. We may redeem the 5.00% and 5.75% notes prior to maturity, but doing so prior to February 15, 2025 and September 1, 2023, respectively, would require payment of a premium on any amounts redeemed, the amount of which varies based on the timing of the redemption. The indentures governing the Senior Notes contain certain covenants which impose limitations on the amount of dividends we may pay and the amount of common shares we may repurchase in the open market, but we do not expect these covenants to affect our current dividend policy or open share repurchase program. The terms of these indentures also impose certain restrictions on the amount and type of additional indebtedness we may obtain in the future, as well as the types of liens and guarantees we may provide.

Our Senior Credit Agreement consists of two facilities as follows:

•	$1,462.5 million senior secured Term Loan A facility (“TLA Facility”), maturing in September 2021

•	Revolving Credit Facility providing borrowing capacity of up to $700.0 million, maturing in September 2021

The TLA Facility and Revolving Credit Facility bear interest at variable rates which currently approximate 4.0%. These interest rates are based primarily on LIBOR, but under certain conditions could also be based on the U.S. Federal Funds Rate or the U.S. Prime Rate, at our option. We are able to voluntarily prepay outstanding loans under the TLA Facility at any time. In the quarter ended March 31, 2019, we did not make any payments on the TLA Facility.

As of March 31, 2019, there were outstanding borrowings of $5.0 million on the Revolving Credit Facility, and available borrowing capacity was $687.0 million after giving effect to $8.0 million of outstanding standby letters of credit. The availability of borrowings under our Revolving Credit Facility is subject to our ability at the time of borrowing to meet certain specified conditions, including compliance with covenants contained in the Senior Credit Agreement.

The facilities provided by the Senior Credit Agreement are held with a syndicate of banks, which includes over 30 institutions. Our general corporate assets, including those of certain of our subsidiaries, collateralize these obligations. The credit agreement governing these facilities contains financial covenants which specify a maximum secured net leverage ratio and a minimum interest coverage ratio, as such terms are defined in the credit agreement. These financial covenants are measured at the end of each quarter. For any quarter ended in December 31, 2019 and thereafter, the required maximum secured net leverage ratio is 3.00x and the required minimum interest coverage ratio is 4.00x. We were in compliance with all financial covenants under our financing agreements as of March 31, 2019.

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The book values of our variable rate short-term debt instruments and Revolving Credit Facility approximate fair value.

The estimated fair values of our long-term debt instruments are described in the table below:

	March 31, 2019	September 30, 2018
Senior secured Term Loan A	$999.5	$991.9
Senior unsecured 5.75% notes due on September 1, 2023	438.6	437.3
Senior unsecured 5.00% notes due on February 14, 2025	305.3	294.0
Unsecured debentures	44.1	42.9
Total	$1,787.5	$1,766.1

The estimated fair values of our long-term unsecured debentures were based on observable inputs such as quoted prices in markets that are not active. The estimated fair values of our term loans and the Senior Notes were based on quoted prices for similar liabilities. These fair value measurements are classified as Level 2, as described in Note 1.

Derivatives and Hedging Activities

Cash Flow Hedges

We are exposed to market risk from fluctuations in interest rates. We sometimes manage our exposure to interest rate fluctuations through the use of interest rate swaps. As of March 31, 2019, we had five interest rate swap agreements, with an aggregate notional amount of $750.0 million to hedge the variability of cash flows associated with a portion of the variable interest rate payments through September 2021 on the Senior Credit Agreement. The interest rate swaps have effective start dates ranging between December 31, 2018 and September 8, 2020 and were designated as cash flow hedges. As of March 31, 2019 and September 30, 2018, these swaps were in a net asset position with an aggregate fair value of $6.8 million and $24.8 million, all of which were classified as Other assets. We classify fair value measurements on our interest rate swaps as Level 2, as described in Note 1.

We are subject to variability in foreign currency exchange rates due to our international operations. Exposure to this variability is periodically managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. From time-to-time, we enter into currency exchange agreements to manage our exposure arising from fluctuating exchange rates related to specific and projected transactions. We operate this program pursuant to documented corporate risk management policies and do not enter into derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currencies. Our currency risk consists primarily of foreign currency denominated firm commitments and projected foreign currency denominated intercompany and third-party transactions. As of March 31, 2019, the notional amount of open foreign exchange contracts was $39.7 million. These contracts were in a net asset position reported in Other current assets with a fair value of $0.5 million. The maximum length of time over which we hedge transaction exposures is generally 15 months. Derivative gains and losses, initially reported as a component of Accumulated other comprehensive income (loss), are reclassified to earnings in the period when the transaction affects earnings.

Net Investment Hedges

In July 2018, we entered into two cross-currency swap agreements, with an aggregate notional amount of $198.7 million to hedge the variability of U.S. dollar-Euro exchange rates through July 2023. These cross-currency swaps are designated as net investment hedges of subsidiaries using Euro as their functional currency. We entered into these cross-currency swaps to mitigate changes in net assets due to changes in U.S. dollar-Euro spot exchange rates. As of March 31, 2019, these swaps were in a net asset position with an aggregate fair value of $9.2 million which was classified as Other assets. As of September 30, 2018, these swaps were in a net liability position with an aggregate fair value of $1.2 million which was classified as Other current liabilities.

We classify fair value measurements on our cross-currency swaps as Level 2, as described in Note 1. We assess hedge effectiveness under the spot-to-spot method and record changes in fair value attributable to the translation of foreign currencies through Accumulated other comprehensive income (loss). We amortize the impact of all other changes in fair value of the derivative through Interest expense, which was income of $1.2 million and expense of $0.1 million for the quarter and year to date periods ended March 31, 2019.

Undesignated Derivative Instruments

We use forward contracts to mitigate the foreign exchange revaluation risk associated with recorded monetary assets and liabilities that are denominated in a non-functional currency. These derivative instruments are not formally designated as hedges and the terms of these instruments generally do not exceed one month. As of March 31, 2019, we had forward contracts not designated as hedges with an aggregate notional amount of $74.8 million. During the quarter and year to date periods ended March 31, 2019, we recognized unrealized losses of $0.5 million and losses of $0.3 million in Investment income and other, net related to these forward contracts not designated as hedges.

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

	Quarter Ended March 31		Year to Date Ended March 31		Condensed Consolidated Statements of Income Item
	2019	2018	2019	2018
Service cost	$0.4	$0.3	$0.7	$0.7	Cost of goods sold
Service cost	0.7	0.9	1.5	1.7	Selling and administrative expenses
Interest cost	3.2	2.8	6.3	5.5	Investment income and other, net
Expected return on plan assets	(3.7)	(4.0)	(7.4)	(7.9)	Investment income and other, net
Amortization of net loss	0.6	1.0	1.2	2.2	Investment income and other, net
Net pension expense	$1.2	$1.0	$2.3	$2.2

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

We have defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees. The general purpose of these plans is to provide additional financial security in retirement by providing employees with an incentive to make regular savings. Our contributions to the plans are based on eligibility and, in some cases, employee contributions. Expense under these plans was $8.3 million and $7.5 million in each of the quarterly periods ended March 31, 2019 and 2018. Expense under these plans was $14.5 million and $13.9 million in the year to date periods ended March 31, 2019 and 2018.

Note 8. Other Comprehensive Income (Loss)

The following table represents the changes in Other comprehensive income (loss) and Accumulated other comprehensive income (loss) by component for the quarter ended March 31, 2019:

	Quarter Ended March 31, 2019
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance[2]
Derivative instruments designated as hedges[1]:
Foreign exchange forward contracts	$(0.7)	$(0.1)	$(0.8)	$0.3	$(0.5)	$0.9	$(0.5)	$0.4
Interest rate swaps	(9.1)	(1.7)	(10.8)	2.3	(8.5)	13.8	(8.5)	5.3
Cross-currency swaps	8.1	—	8.1	(1.0)	7.1	(0.8)	7.1	6.3
Derivative instruments designated as hedges total	(1.7)	(1.8)	(3.5)	1.6	(1.9)	13.9	(1.9)	12.0
Foreign currency translation adjustment	(3.6)	—	(3.6)	—	(3.6)	(118.9)	(3.6)	(122.5)
Change in pension and postretirement defined benefit plans	0.1	0.6	0.7	(0.2)	0.5	(30.3)	0.5	(29.8)
Total	$(5.2)	$(1.2)	$(6.4)	$1.4	$(5.0)	$(135.3)	$(5.0)	$(140.3)

1 See Note 6 for information regarding our hedging strategies.

2 The estimated net amount of gains and losses that are reported in Accumulated other comprehensive income (loss) related to our derivative instruments designated as hedges as of March 31, 2019 that is expected to be reclassified into earnings within the next 12 months is $4.0 million.

The following table represents the changes in Other comprehensive income (loss) and Accumulated other comprehensive income (loss) by component for the quarter ended March 31, 2018:

	Quarter Ended March 31, 2018
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Derivative instruments designated as hedges:
Foreign exchange forward contracts	$0.4	$0.4	$0.8	$(0.2)	$0.6	$(0.8)	$0.6	$(0.2)
Interest rate swaps	9.3	(0.9)	8.4	(1.1)	7.3	8.5	7.3	15.8
Derivative instruments designated as hedges total	9.7	(0.5)	9.2	(1.3)	7.9	7.7	7.9	15.6
Foreign currency translation adjustment	16.5	—	16.5	—	16.5	(75.2)	16.5	(58.7)
Change in pension and postretirement defined benefit plans	(0.1)	1.0	0.9	(0.1)	0.8	(32.2)	0.8	(31.4)
Total	$26.1	$0.5	$26.6	$(1.4)	$25.2	$(99.7)	$25.2	$(74.5)

The following table represents the changes in Other comprehensive income (loss) by component for the year to date period ended March 31, 2019:

	Year to Date Ended March 31, 2019
	Other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax
Derivative instruments designated as hedges:
Foreign exchange forward contracts	$0.5	$(0.2)	$0.3	$(0.1)	$0.2
Interest rate swaps	(14.2)	(3.8)	(18.0)	4.2	(13.8)
Cross-currency swaps	10.3	—	10.3	(2.3)	8.0
Derivative instruments designated as hedges total	(3.4)	(4.0)	(7.4)	1.8	(5.6)
Foreign currency translation adjustment	(17.2)	—	(17.2)	—	(17.2)
Change in pension and postretirement defined benefit plans	0.1	1.1	1.2	(0.3)	0.9
Total	$(20.5)	$(2.9)	$(23.4)	$1.5	$(21.9)

The following table represents the changes in Accumulated other comprehensive income (loss) by component for the year to date period ended March 31, 2019:

	Accumulated other comprehensive income (loss)
	Balances as of September 30, 2018	Impacts of ASU 2018-02 Adoption as of October 1, 2018	Net activity for Year to Date Ended March 31, 2019	Balances as of March 31, 2019
Derivative instruments designated as hedges:
Foreign exchange forward contracts	$0.2	$—	$0.2	$0.4
Interest rate swaps	18.3	0.8	(13.8)	5.3
Cross-currency swaps	(1.7)	—	8.0	6.3
Derivative instruments designated as hedges total	16.8	0.8	(5.6)	12.0
Foreign currency translation adjustment	(105.3)	—	(17.2)	(122.5)
Change in pension and postretirement defined benefit plans	(24.5)	(6.2)	0.9	(29.8)
Total	$(113.0)	$(5.4)	$(21.9)	$(140.3)

The following table represents the changes in Other comprehensive income (loss) and Accumulated other comprehensive income (loss) by component for the year to date period ended March 31, 2018:

	Year to Date Ended March 31, 2018
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Derivative instruments designated as hedges:
Foreign exchange forward contracts	$(0.5)	$0.8	$0.3	$(0.1)	$0.2	$(0.4)	$0.2	$(0.2)
Interest rate swaps	16.0	(1.7)	14.3	(3.2)	11.1	4.7	11.1	15.8
Derivative instruments designated as hedges total	15.5	(0.9)	14.6	(3.3)	11.3	4.3	11.3	15.6
Foreign currency translation adjustment	22.6	—	22.6	—	22.6	(81.3)	22.6	(58.7)
Change in pension and postretirement defined benefit plans	(0.2)	2.2	2.0	(0.4)	1.6	(33.0)	1.6	(31.4)
Total	$37.9	$1.3	$39.2	$(3.7)	$35.5	$(110.0)	$35.5	$(74.5)

The following table represents the items reclassified out of Accumulated other comprehensive income (loss) and the related tax effects for the quarters ended March 31, 2019 and 2018:

	Quarter Ended March 31
	2019			2018
	Amount reclassified	Tax effect	Net of tax	Amount reclassified	Tax effect	Net of tax
Derivative instruments designated as hedges:
Foreign exchange forward contracts[1]	$(0.1)	$(0.1)	$(0.2)	$0.4	$—	$0.4
Interest rate swaps[2]	(1.7)	0.5	(1.2)	(0.9)	—	(0.9)
Derivative instruments designated as hedges total	(1.8)	0.4	(1.4)	(0.5)	—	(0.5)
Change in pension and postretirement defined benefit plans[3]	0.6	(0.2)	0.4	1.0	(0.1)	0.9

The following table represents the items reclassified out of Accumulated other comprehensive income (loss) and the related tax effects for the year to date periods ended March 31, 2019 and 2018:

	Year to Date Ended March 31
	2019			2018
	Amount reclassified	Tax effect[4]	Net of tax	Amount reclassified	Tax effect	Net of tax
Derivative instruments designated as hedges:
Foreign exchange forward contracts[1]	$(0.2)	$—	$(0.2)	$0.8	$(0.1)	$0.7
Interest rate swaps[2]	(3.8)	1.1	(2.7)	(1.7)	0.3	(1.4)
Derivative instruments designated as hedges total	(4.0)	1.1	(2.9)	(0.9)	0.2	(0.7)
Change in pension and postretirement defined benefit plans[3]	1.1	(6.5)	(5.4)	2.2	(0.4)	1.8
1 Reclassified from Accumulated other comprehensive income (loss) into Investment income and other, net.
2 Reclassified from Accumulated other comprehensive income (loss) into Interest expense.
3 Reclassified from Accumulated other comprehensive income (loss) into Cost of goods sold, Selling and administrative expenses and Investment income and other, net. These components are included in the computation of net periodic pension expense.
4 As a result of the adoption of ASU 2018-02, we reclassified $5.4 million from Accumulated other comprehensive income (loss) to Retained earnings.

Note 9. Special Charges

In connection with various organizational changes to improve our business alignment and cost structure, we recognized Special charges of $3.5 million and $36.9 million for the quarters ended March 31, 2019 and 2018 and $11.5 million and $50.4 million for the year to date periods ended March 31, 2019 and 2018. We continue to evaluate additional actions related to these programs and expect additional Special charges to be incurred. However, it is not practicable to estimate the amount of these future expected costs until such time as the evaluations are complete.

These charges are summarized as follows:

Disposition

During the second quarter of fiscal 2018, we entered into an agreement to convey certain assets related to the Company's third-party rental business to UHS and recorded an after-tax loss of $23.4 million in Special charges.

Business Optimization

In fiscal 2018, we initiated a global transformation program focused on reducing complexity, increasing efficiency, improving our cost structure with targeted investments that align with our strategic priorities. For the quarter and year to date periods ended March 31, 2019, this program resulted in charges of $2.5 million and $6.3 million, of which $1.0 million and $3.8 million were severance and benefit costs with the remainder related to professional fees and project management costs. These amounts compare to charges of $9.6 million and $18.8 million in the quarter and year to date periods ended March 31, 2018, of which $4.8 million and $10.8 million were severance and benefit costs.

Site Consolidation

We continue to streamline our operations and simplify our supply chain by consolidating certain manufacturing and distribution operations (“Site Consolidation”). Since the inception of this program, we have announced the closure of nine sites. In the quarter and year to date periods ended March 31, 2019, we recorded charges of $1.0 million and $5.1 million related to these efforts, of which $0.7 million were severance and benefit costs for the quarter and year to date periods ending March 31, 2019. The remaining costs primarily consisted of lease termination and facility closure costs. These amounts compare to charges of $3.8 million and $7.8 million in the quarter and year to date periods ended March 31, 2018, of which $0.5 million and $0.7 million were severance and benefit costs.

Since the inception of the Site Consolidation program through March 31, 2019, we have recognized aggregate Special charges of $55.9 million.

Integration and Business Realignment

As we acquire businesses, we initiate integration activities and position our existing businesses to capitalize on opportunities for growth. We also incur costs, including severance and benefit costs, associated with other business realignment and integration activities. In the year to date period ended March 31, 2019, we incurred integration and business realignment charges of approximately $0.1 million. We incurred no integration and business realignment charges in the quarter ended March 31, 2019. These amounts compare to charges of $0.1 million and $0.4 million in the quarter and year to date periods ended March 31, 2018.

For all accrued severance and other benefit charges described above, we record restructuring reserves within Other current liabilities. The reserve activity for severance and other benefits in the year to date period ended March 31, 2019 was as follows:

Balance as of September 30, 2018	$8.5
Expenses	6.1
Cash Payments	(8.1)
Reversals	(1.2)
Balance as of March 31, 2019	$5.3

Note 10. Income Taxes

The effective tax rate for the quarter ended March 31, 2019 was 18.5% compared to (32.6)% for the comparable period in the prior year due primarily to the difference in the discrete tax benefits realized in each period. The current period rate was favorably impacted by $1.4 million of discrete tax benefits primarily related to excess tax benefits on deductible stock compensation. This compares to $11.2 million of discrete tax benefits in the comparable prior year period which primarily related to a change in tax accounting method for historical currency losses.

The effective tax rate for the year to date period ended March 31, 2019 was 16.9% compared to (123.3)% for the comparable period in the prior year due primarily to tax benefits recorded in the prior period related to the Tax Act. The year to date period rate was favorably impacted by $4.5 million of discrete tax benefits primarily related to $2.4 million of excess tax benefits on deductible stock compensation. This compares to $75.6 million of discrete tax benefits in the prior year to date period primarily related to the Tax Act and a change in tax accounting method for historical currency losses.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act made broad and complex changes to the U.S. tax code which impacted the financial results of our fiscal year ended September 30, 2018, and continues to impact the financial results of the quarter and year to date periods ended March 31, 2019, including, but not limited to (1) reducing the U.S. Federal corporate tax rate, (2) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that may electively be paid over eight years, and (3) accelerated first year expensing of certain capital expenditures. The Tax Act reduced the U.S. Federal corporate tax rate from 35.0% to 21.0% effective January 1, 2018 for calendar year tax filers. In accordance with Internal Revenue Code Section 15, our fiscal year ended September 30, 2018 had a blended corporate tax rate of 24.5%, which was based on a proration of the applicable tax rates before and after the effective date of the Tax Act. The statutory tax rate of 21.0% applies to our current fiscal 2019.

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

Shortly after the Tax Act was enacted, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) which provides guidance on accounting for the Tax Act’s impact. SAB 118 provided a measurement period, which in no case should extend beyond one year from the Tax Act enactment date, during which a company acting in good faith may complete the accounting for the impacts of the Tax Act under ASC Topic 740. In accordance with the expiration of the SAB 118 measurement period, we completed the assessment of the income tax effects of the Tax Act in the first quarter of fiscal 2019 and further reduced our Transition Tax liability by $1.0 million in the first quarter of fiscal 2019.

The U.S. Internal Revenue Service and Treasury Department continue to release proposed guidance with respect to the Tax Act. We continue to evaluate what impact, if any, each piece of guidance may have on our related tax positions and our effective tax rate if, and when, such guidance is finalized.

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

Earnings per share are calculated as follows (share information in thousands):

	Quarter Ended March 31		Year to Date Ended March 31
	2019	2018	2019	2018
Net income	$49.5	$28.5	$91.7	$116.8

Average basic shares outstanding	66,696	66,192	66,866	66,040
Add potential effect of exercise of stock options and other unvested equity awards	648	1,405	659	1,468
Average diluted shares outstanding	67,344	67,597	67,525	67,508

Net income per basic common share	$0.74	$0.43	$1.37	$1.77

Net income per diluted common share	$0.74	$0.42	$1.36	$1.73

Shares with anti-dilutive effect excluded from the computation of diluted EPS	307	280	286	225

Note 12. Common Stock

The stock-based compensation cost that was charged against income for all plans was $11.4 million and $9.5 million in the quarterly periods ended March 31, 2019 and 2018. The stock-based compensation cost that was charged against income for all plans was $16.9 million and $15.8 million in the year to date periods ended March 31, 2019 and 2018.

In connection with employees satisfying payroll tax withholding obligations for restricted stock distributions, we purchased 43,135 shares of our common stock for $4.0 million in the year to date period ended March 31, 2019, and 53,811 shares for $4.4 million in the year to date period ended March 31, 2018.

We purchased 792,264 shares of our common stock in the open market under our share repurchase program for $75.0 million in the year to date period ended March 31, 2019. We did not repurchase shares in the quarter ended March 31, 2019 in the open market.

As of March 31, 2019, a cumulative total of $250.3 million of our share repurchase program had been used, leaving us with the ability to repurchase shares with a value of $89.7 million. This program does not have an expiration date and there are no plans to terminate this program in the future.

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

A rollforward of changes in the warranty reserve for the periods covered in this report is as follows:

	Quarter Ended March 31		Year to Date Ended March 31
	2019	2018	2019	2018
Balance as of beginning of period	$24.9	$25.3	$20.5	$25.5
Provision for warranties in the period	4.1	4.0	9.2	7.5
Warranty reserves assumed[1]	—	—	2.8	—
Warranty claims in the period	(4.5)	(4.3)	(8.0)	(8.0)
Balance as of end of period	$24.5	$25.0	$24.5	$25.0

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

	Quarter Ended March 31		Year to Date Ended March 31
	2019	2018	2019	2018
Net revenue:
Patient Support Systems	$359.6	$355.0	$700.6	$689.4
Front Line Care	243.1	237.9	476.5	462.5
Surgical Solutions	111.5	117.6	220.6	228.3
Total net revenue	$714.2	$710.5	$1,397.7	$1,380.2

Divisional income:
Patient Support Systems	$69.8	$67.2	$126.6	$120.6
Front Line Care	67.1	60.5	127.0	115.9
Surgical Solutions	15.1	15.5	26.4	25.2

Other operating costs:
Non-allocated operating costs, administrative costs, and other	67.2	60.2	116.4	113.1
Special charges	3.5	36.9	11.5	50.4
Operating profit	81.3	46.1	152.1	98.2

Interest expense	(21.8)	(24.2)	(43.1)	(47.3)
Investment income and other, net	1.2	(0.4)	1.3	1.4
Income before income taxes	$60.7	$21.5	$110.3	$52.3

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

Use of Non-GAAP Financial Measures

The accompanying Condensed Consolidated Financial Statements, including the related notes, are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). In addition to the results reported in accordance with GAAP, we routinely provide gross margin, operating margin, income tax expense and earnings per diluted share results on an adjusted basis because we believe these measures contribute to an understanding of our financial performance, provide additional analytical tools to understand our results from core operations and reveal underlying operating trends. These measures exclude strategic developments, acquisition and integration costs, regulatory costs related to updating existing product registrations to comply with the European Medical Device Regulations, Special charges as described in Note 9 of our Condensed Consolidated Financial Statements in this Form 10-Q, the transitional impacts of the U.S. Tax Cuts and Jobs Act (the “Tax Act”), change in tax accounting methods, and other tax law changes as described in Note 10 of our Condensed Consolidated Financial Statements in this Form 10-Q, expenses associated with these tax items, the impacts of significant litigation matters or other unusual events. We also exclude expenses associated with the amortization of purchased intangible assets. These adjustments are made to allow investors to evaluate and understand operating trends excluding their impact on operating income and earnings per diluted share.

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

Net Revenue

					U.S.	OUS
	Quarter Ended March 31		Change As Reported	Constant Currency	Change As Reported	Change As Reported	Constant Currency
	2019	2018
Net Revenue:
Product sales and service	$636.5	$610.7	4.2%	6.4%	12.6%	(9.4)%	(3.6)%
Rental revenue	77.7	99.8	(22.1)%	(21.2)%	(23.5)%	(11.2)%	(4.3)%
Total net revenue	$714.2	$710.5	0.5%	2.5%	5.8%	(9.5)%	(3.7)%

Net Revenue:
Patient Support Systems	$359.6	$355.0	1.3%	3.0%	7.4%	(13.1)%	(7.2)%
Front Line Care	243.1	237.9	2.2%	3.9%	4.5%	(2.8)%	2.7%
Surgical Solutions	111.5	117.6	(5.2)%	(1.8)%	2.2%	(11.6)%	(5.2)%
Total net revenue	$714.2	$710.5	0.5%	2.5%	5.8%	(9.5)%	(3.7)%

OUS - Outside of the United States

The following table reflects sales growth data for the quarter ended March 31, 2019 excluding the impacts of the adoption of ASC 606 to supplement our discussion and analysis of net revenue by quantifying and excluding the impact of the adoption of this rule for revenue streams and reporting segments:

	Quarter Ended March 31		Change	Constant Currency	U.S.	OUS
	Adjusted 2019[1]	2018			Change	Change	Constant Currency
Net Revenue:
Product sales and service	$608.4	$610.7	(0.4)%	1.9%	5.2%	(9.5)%	(3.7)%
Rental revenue	102.1	99.8	2.3%	3.2%	4.2%	(11.2)%	(4.3)%
Total net revenue	$710.5	$710.5	—%	2.1%	5.0%	(9.6)%	(3.8)%

Net Revenue:
Patient Support Systems	$357.0	$355.0	0.6%	2.6%	6.5%	(13.3)%	(7.5)%
Front Line Care	242.0	237.9	1.7%	3.2%	3.8%	(2.8)%	2.8%
Surgical Solutions	111.5	117.6	(5.2)%	(1.8)%	2.2%	(11.6)%	(5.2)%
Total net revenue	$710.5	$710.5	—%	2.1%	5.0%	(9.6)%	(3.8)%

OUS - Outside of the United States
[1]Adjusted to remove the impacts of ASC 606. See Note 1, Summary of Significant Accounting Policies, and Note 2, Revenue Recognition, of our Condensed Consolidated Financial Statements in this Form 10-Q for additional information on the impact of adopting ASC 606.

					U.S.	OUS
	Year to Date Ended March 31		Change As Reported	Constant Currency	Change As Reported	Change As Reported	Constant Currency
	2019	2018
Net Revenue:
Product sales and service	$1,248.1	$1,185.9	5.2%	6.9%	11.4%	(5.2)%	(0.7)%
Rental revenue	149.6	194.3	(23.0)%	(22.4)%	(24.5)%	(11.1)%	(6.2)%
Total net revenue	$1,397.7	$1,380.2	1.3%	2.8%	4.7%	(5.5)%	(1.0)%

Net Revenue:
Patient Support Systems	$700.6	$689.4	1.6%	3.0%	4.7%	(6.0)%	(1.3)%
Front Line Care	476.5	462.5	3.0%	4.3%	4.9%	(1.1)%	3.0%
Surgical Solutions	220.6	228.3	(3.4)%	(0.9)%	4.0%	(9.7)%	(5.1)%
Total net revenue	$1,397.7	$1,380.2	1.3%	2.8%	4.7%	(5.5)%	(1.0)%

OUS - Outside of the United States

The following table reflects sales growth data for the year to date period ended March 31, 2019 excluding the impacts of the adoption of ASC 606 to supplement our discussion and analysis of net revenue by quantifying and excluding the impact of the adoption of this rule for revenue streams and reporting segments:

	Year to Date Ended March 31		Change	Constant Currency	U.S.	OUS
	Adjusted 2019[1]	2018			Change	Change	Constant Currency
Net Revenue:
Product sales and service	$1,196.0	$1,185.9	0.9%	2.6%	4.4%	(5.3)%	(0.8)%
Rental revenue	198.7	194.3	2.3%	2.9%	4.1%	(11.1)%	(6.2)%
Total net revenue	$1,394.7	$1,380.2	1.1%	2.6%	4.4%	(5.6)%	(1.0)%

Net Revenue:
Patient Support Systems	$699.2	$689.4	1.4%	2.9%	4.5%	(6.2)%	(1.3)%
Front Line Care	474.9	462.5	2.7%	3.8%	4.4%	(1.1)%	3.0%
Surgical Solutions	220.6	228.3	(3.4)%	(0.9)%	4.0%	(9.7)%	(5.1)%
Total net revenue	$1,394.7	$1,380.2	1.1%	2.6%	4.4%	(5.6)%	(1.0)%

OUS - Outside of the United States
[1]Adjusted to remove the impacts of ASC 606. See Note 1, Summary of Significant Accounting Policies, and Note 2, Revenue Recognition, of our Condensed Consolidated Financial Statements in this Form 10-Q for additional information on the impact of adopting ASC 606.

Consolidated Revenue

Product sales and service revenue increased 4.2% and 5.2% on a reported basis, or 6.4% and 6.9% on a constant currency basis, for the quarter and year to date periods ended March 31, 2019 primarily due to the reclassification of $23.3 million and $47.5 million of certain revenue streams to Product sales and services for the quarter and year to date periods ended March 31, 2019 as a result of adopting ASC 606, as well as strong new product growth in the United States. New product growth was partly offset by a second quarter decline in Canada and the Middle East due to large projects in the prior year.

Rental revenue decreased 22.1% and 23.0% on a reported basis, or 21.2% and 22.4% on a constant currency basis, for the quarter and year to date periods ended March 31, 2019 primarily due to the reclassification of $23.3 million and $47.5 million of certain revenue streams to Product sales and services for the quarter and year to date periods ended March 31, 2019 as a result of adopting ASC 606 as well as the divestiture of our third-party rental business in fiscal 2018.

Excluding the impact of adopting ASC 606, revenue was flat and increased 1.1% on a reported basis, or increased 2.1% and 2.6% on a constant currency basis, for the quarter and year to date periods ended March 31, 2019, primarily due to strong new product growth. New product growth was partly offset by a second quarter decline in Canada and the Middle East due to large projects in the prior year.

Business Segment Revenue

Patient Support Systems revenue increased 1.3% and 1.6% on a reported basis, or 3.0% and 3.0% on a constant currency basis, for the quarter and year to date periods ended March 31, 2019 compared to the prior year periods. The increases in the quarter and year to date periods were driven by strong growth in med-surg frames, clinical workflow solutions and safe patient handling equipment in the United States. Growth in the United States was partly offset by OUS declines in Canada and the Middle East due to large projects in the prior year. Revenue was also higher by $2.6 million and $1.4 million for the quarter and year to date periods ended March 31, 2019 under ASC 606 in comparison to previous accounting guidance. Under ASC 606 the performance obligation for revenue related to certain products was determined to be a fully installed system whereas historically, this obligation was accounted for as a multiple element arrangement and revenue was recognized upon delivery of hardware and software and the remainder when installation was complete.

Front Line Care revenue increased 2.2% and 3.0% on a reported basis, or 3.9% and 4.3% on a constant currency basis, for the quarter and year to date periods ended March 31, 2019 compared to the prior year periods. These improvements were primarily due to strong growth in our respiratory care business due to the launch of new products. Revenue was also higher by $1.1 million and $1.6 million for the quarter and year to date periods ended March 31, 2019 under ASC 606 in comparison to previous accounting guidance. Revenue related to certain products is required to be accelerated under ASC 606 compared to historical practice as we have no on-going performance obligation after delivery of the product to the customer, whereas previously this revenue was recognized over the period the Company was reimbursed by third parties.

Surgical Solutions revenue decreased 5.2% and 3.4% on a reported basis, or 1.8% and 0.9% on a constant currency basis, for the quarter and year to date periods ended March 31, 2019 compared to the prior year periods. These decreases were mainly due to the exit of certain product lines and timing of large projects in the prior year period.

Gross Profit

	Quarter Ended March 31		Year to Date Ended March 31
	2019	2018	2019	2018
Gross Profit
Product sales and service	$313.8	$297.0	$609.1	$568.1
Percent of Related Net Revenue	49.3%	48.6%	48.8%	47.9%

Rental	38.8	53.4	73.5	101.9
Percent of Related Net Revenue	49.9%	53.5%	49.1%	52.4%

Total Gross Profit	$352.6	$350.4	$682.6	$670.0
Percent of Total Net Revenue	49.4%	49.3%	48.8%	48.5%

Product sales and service gross margin increased 70 and 90 basis points for the quarter and year to date periods ended March 31, 2019 compared to the prior year periods primarily due to product mix and the reclassification of products previously classified as rental revenue due to the adoption of ASC 606.

Rental gross margin decreased 360 and 330 basis points for the quarter and year to date periods ended March 31, 2019 compared to the prior year periods primarily due to the reclassification of products previously classified as rental revenue due to the adoption of ASC 606.

Operating Expenses

	Quarter Ended March 31		Year to Date Ended March 31
	2019	2018	2019	2018
Research and development expenses	$36.6	$34.7	$69.8	$67.0
Percent of Total Net Revenue	5.1%	4.9%	5.0%	4.9%

Selling and administrative expenses	$231.2	$232.7	$449.2	$454.4
Percent of Total Net Revenue	32.4%	32.8%	32.1%	32.9%

Research and development expenses increased 5.5% and 4.2% for the quarter and year to date periods ended March 31, 2019 compared to the prior year periods due to continued investment in new products. As a percentage of revenue, research and development expenses remained relatively consistent.

As a percentage of total net revenue, selling and administrative expenses decreased in the quarter and year to date periods ended March 31, 2019 compared to the prior year periods. Selling and administrative expenses include acquisition-related intangible asset amortization, acquisition and integration costs and costs related to tax law changes totaling $32.2 million and $60.9 million for the quarter and year to date periods ended March 31, 2019. Selling and administrative expenses include acquisition-related intangible asset amortization, acquisition and integration costs and significant litigation related costs totaling $32.2 million and $65.3 million for the quarter and year to date periods ended March 31, 2018. Excluding these items, as a percentage of total revenue, selling and administrative expenses decreased 0.7% and 0.2% for the quarter and year to date periods ended March 31, 2019 compared to the prior year periods due to cost reductions from ongoing business optimization initiatives.

Business Segment Divisional Income

	Quarter Ended March 31		Change	Year to Date Ended March 31		Change
	2019	2018		2019	2018
Divisional income:
Patient Support Systems	$69.8	$67.2	3.9%	$126.6	$120.6	5.0%
Front Line Care	67.1	60.5	10.9%	127.0	115.9	9.6%
Surgical Solutions	15.1	15.5	(2.6)%	26.4	25.2	4.8%

Refer to Note 14 of our Condensed Consolidated Financial Statements in this Form 10-Q for a description of how divisional income is determined.

Patient Support Systems divisional income increased 3.9% and 5.0% for the quarter and year to date periods ended March 31, 2019 compared to the prior year periods primarily due to revenue growth in the United States and lower operating expenses as a percentage of revenue.

Front Line Care divisional income increased 10.9% and 9.6% for the quarter and year to date periods ended March 31, 2019 compared to the prior year periods as a result of revenue growth and higher margins from new products.

Surgical Solutions divisional income decreased 2.6% for the quarter ended March 31, 2019 but increased 4.8% for the year to date period compared to the prior year period as revenue declines due to the exit of certain product lines and the timing of large projects were offset by strong first quarter growth in the United States and operating expense reductions.

Special Charges and Other

	Quarter Ended March 31		Year to Date Ended March 31
	2019	2018	2019	2018
Special charges	$3.5	$36.9	$11.5	$50.4

Interest expense	$(21.8)	$(24.2)	$(43.1)	$(47.3)
Investment income and other, net	$1.2	$(0.4)	$1.3	$1.4

In connection with various organizational changes to improve our business alignment and cost structure, we recognized Special charges of $3.5 million and $36.9 million for the quarters ended March 31, 2019 and 2018, and $11.5 million and $50.4 million for the year to date periods ended March 31, 2019 and 2018. These charges relate to the initiatives described in Note 9 of our Condensed Consolidated Financial Statements in this Form 10-Q.

Interest expense was lower in the quarter and year to date periods ended March 31, 2019 due to a decrease in long-term debt compared to the prior year periods and the impact of our cross-currency swaps entered into in July 2018. See Note 6 of our Condensed Consolidated Financial Statements in this Form 10-Q for additional information.

Investment income and other, net increased in the quarter ended March 31, 2019 primarily due to favorable movements in foreign exchange rates. Investment income and other, net remained relatively flat in the year to date period ended March 31, 2019.

Income Tax Expense

The effective tax rate for the quarter ended March 31, 2019 was 18.5% compared to (32.6)% for the comparable period in the prior year due primarily to the difference in the discrete tax benefits realized in each period. The current period rate was favorably impacted by $1.4 million of discrete tax benefits primarily related to excess tax benefits on deductible stock compensation. This compares to $11.2 million of discrete tax benefits in the comparable prior year period which primarily related to a change in tax accounting method for historical currency losses.

The effective tax rate for the year to date period ended March 31, 2019 was 16.9% compared to (123.3)% for the comparable period in the prior year due primarily to tax benefits recorded in the prior period related to the Tax Act. The year to date period rate was favorably impacted by $4.5 million of discrete tax benefits primarily related to $2.4 million of excess tax benefits on deductible stock compensation. This compares to $75.6 million of discrete tax benefits in the prior year to date period primarily related to the Tax Act and a change in tax accounting method for historical currency losses.

The adjusted effective tax rate for the quarter and year to date periods ended March 31, 2019 was 20.4% and 20.1% compared to 21.4% and 20.4% for the prior year periods. The lower adjusted tax rate in the current year is primarily due to the reduction in the U.S. federal corporate tax rate from Tax Act legislation partially offset by lower current year discrete tax items primarily related to the excess tax benefits on deductible stock compensation.

Earnings per Share

Diluted earnings per share increased from $0.42 to $0.74 for the quarter ended March 31, 2019 primarily due to a reduction in Special charges in the current quarter as compared to the prior year period. Our diluted earnings per share was higher by $0.04 in the quarter ended March 31, 2019 as a result of the adoption of ASC 606. Diluted earnings per share decreased from $1.73 to $1.36 for the year to date period ended March 31, 2019 primarily due to the recognition of incremental tax benefits in the year to date period ended March 31, 2018 primarily due to the Tax Act as disclosed in Note 10 of our Condensed Consolidated Financial Statements in this Form 10-Q. Our diluted earnings per share was higher by $0.03 in the year to date period ended March 31, 2019 as a result of the adoption of ASC 606.

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

	Quarter Ended March 31, 2019				Quarter Ended March 31, 2018
	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS[1]	Operating Margin[1]	Income Before Income Taxes	Income Tax Expense	Diluted EPS[1]
GAAP Basis	11.4%	$60.7	$11.2	$0.74	6.5%	$21.5	$(7.0)	$0.42
Adjustments:
Acquisition and integration costs	0.2%	1.6	0.3	0.02	0.4%	2.6	0.7	0.03
Acquisition-related intangible asset amortization	3.8%	27.3	6.4	0.31	3.8%	27.0	6.9	0.30
Regulatory compliance costs	0.5%	3.3	0.9	0.04	0.1%	0.8	0.2	0.01
Litigation expenses	—%	—	—	—	0.3%	1.8	0.4	0.02
Special charges	0.5%	3.5	0.9	0.04	5.2%	36.9	9.7	0.40
Tax law and method changes	—%	—	—	—	—%	—	8.5	(0.12)
Adjusted Basis	16.4%	$96.4	$19.7	$1.14	16.2%	$90.6	$19.4	$1.05
[1] Total does not add due to rounding.

	Year to Date Ended March 31, 2019				Year to Date Ended March 31, 2018
	Operating Margin[1]	Income Before Income Taxes	Income Tax Expense	Diluted EPS	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS[1]
GAAP Basis	10.9%	$110.3	$18.6	$1.36	7.1%	$52.3	$(64.5)	$1.73
Adjustments:
Acquisition and integration costs	0.1%	1.8	0.4	0.02	0.3%	4.6	1.2	0.05
Acquisition-related intangible asset amortization	3.8%	53.0	12.3	0.60	3.9%	53.7	13.5	0.60
Regulatory compliance costs	0.4%	6.1	1.6	0.07	0.1%	1.2	0.3	0.01
Litigation expenses	—%	—	—	—	0.4%	5.8	1.5	0.06
Special charges	0.8%	11.5	2.8	0.13	3.7%	50.4	13.2	0.55
Tax law and method changes	—%	—	1.0	(0.02)	—%	—	68.8	(1.01)
Gain on disposition	—%	—	—	—	—%	(1.0)	—	(0.01)
Adjusted Basis	16.1%	$182.7	$36.7	$2.16	15.5%	$167.0	$34.0	$1.97
[1] Total does not add due to rounding.

Liquidity and Capital Resources

	Year to Date Ended March 31
	2019	2018
Cash Flows Provided By (Used In):
Operating activities	$158.2	$125.6
Investing activities	(71.8)	(47.7)
Financing activities	(80.1)	(75.8)
Effect of exchange rate changes on cash	(2.3)	5.1
Increase in Cash and cash equivalents	$4.0	$7.2

Operating Activities

Cash provided by operating activities increased $32.6 million compared to the prior year due to higher operating profit and working capital improvements. Net income in the prior year period was impacted by the non-cash incremental tax benefits recorded related to the Tax Act, offset by a net loss on disposition of businesses of $22.4 million. See Note 10 and Note 9 of our Condensed Consolidated Financial Statements in this Form 10-Q for information on the Tax Act and the net loss on disposition.

Investing Activities

Cash used in investing activities increased $24.1 million compared to the prior year, primarily due to our acquisition of non-marketable equity securities of $26.6 million, as well as our acquisition of the right to use patented technology and certain related assets from a supplier in our Front Line Care segment of $17.1 million, as described in Note 3 and Note 4 of our Condensed Consolidated Financial Statements in this Form 10-Q. This increase was partially offset by lower capital expenditures of $20.0 million in the year to date period ended March 31, 2019 compared to the prior year.

Financing Activities

Cash used in financing activities was $80.1 million in the year to date period ended March 31, 2019, primarily driven by purchases of our common stock under our share repurchase program of $75.0 million as described in Note 12 of our Condensed Consolidated Financial Statements in this Form 10-Q as well as dividend payments. These cash uses were partly offset by net borrowings on our various borrowing facilities of $14.0 million. For the year to date period ended March 31, 2018, cash used in financing activities was $75.8 million, primarily driven by net payments on our various borrowing facilities of $60.8 million and dividend payments. See Note 6 of our Condensed Consolidated Financial Statements in this Form 10-Q for information on our financing agreements.

Other Liquidity Matters

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

On April 1, 2019, we completed the acquisition of Voalte, Inc. (“Voalte”), a clinical communications software company, for consideration of $180.0 million, subject to certain post-closing adjustments that may change the purchase price, and committed to up to an additional $15.0 million in earnout payments related to the achievement of certain commercial milestones. We paid $178.1 million on April 1, 2019, which consisted of the consideration of $180.0 million plus cash acquired of $9.6 million, less debt assumed of $9.0 million and lower working capital of $2.5 million.

In addition to the discussion of our financing agreements and share repurchases detailed in Note 6 and Note 12 of our Condensed Consolidated Financial Statements in this Form 10-Q, our primary pension plan invests in a variety of equity and debt securities. As of September 30, 2018, our latest measurement date, our pension plans were underfunded by approximately $54.8 million. Based on our current funded status, we are not required to make any contributions to our primary pension plan in fiscal 2019.

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

As of March 31, 2019, approximately 76.7% of our cash and cash equivalents were held by our foreign subsidiaries. As of March 31, 2019, our practice and intention was to reinvest the earnings in our non-U.S. subsidiaries outside of the United States.

The U.S. Internal Revenue Service and Treasury Department continue to release proposed guidance with respect to the Tax Act. We continue to evaluate what impact, if any, each piece of guidance may have on our related tax positions and our effective tax rate if, and when, such guidance is finalized.

Contractual Obligations and Contingent Liabilities and Commitments

There have not been any significant changes since September 30, 2018 impacting our contractual obligations and contingent liabilities and commitments.

Critical Accounting Policies

Our accounting policies require management to make significant estimates and assumptions using information available at the time the estimates are made. Such estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenue, and expenses. If future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be affected. A detailed description of our accounting policies is included in Note 1 of our Consolidated Financial Statements and the Critical Accounting Policies Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 Form 10-K. With the exception of our new revenue recognition policy disclosed in Note 1 of our Condensed Consolidated Financial Statements in this Form 10-Q, there have been no material changes to such policies since September 30, 2018.

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

We are subject to variability in foreign currency exchange rates in our international operations. Exposure to this variability is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. From time-to-time, we enter into currency exchange agreements, including forward contracts and cross-currency swaps, to manage exposures arising from fluctuating exchange rates related to specific and forecasted transactions. We operate this program pursuant to documented corporate risk management policies and do not enter into derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currencies. The maximum length of time over which we hedge transaction exposures is generally 15 months. Derivative gains and losses when initially reported as a component of Accumulated other comprehensive income (loss) are reclassified to earnings in the period when the transaction affects earnings.

Refer to Note 6 of our Condensed Consolidated Financial Statements in this Form 10-Q for discussions and quantitative disclosures about our derivative agreements.

For additional information on market risks related to our pension plan assets, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2018 Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

Our management, with the supervision and participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2019.

There have been no changes to our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred in our most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Refer to Note 15 of our Condensed Consolidated Financial Statements in this Form 10-Q for further information on our legal proceedings.

Item 1A.	RISK FACTORS

There have been no material changes to our risk factors as disclosed in “Item 1A. Risk Factors” in our 2018 Form 10-K for the year ended September 30, 2018.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (2)
January 1, 2019 - January 31, 2019	1,981	$89.39	—	$89.7
February 1, 2019 - February 28, 2019	487	$94.64	—	$89.7
March 1, 2019 - March 31, 2019	3,222	$104.67	—	$89.7
Total	5,690		—

(1)	Shares purchased in the quarter ended March 31, 2019 were in connection with employee payroll tax withholding for restricted stock distributions.

(2)
In September 2013, the Board approved an expansion of its previously announced share repurchase authorization to a total of $190.0 million. In November 2017, the Board approved an increase to the share repurchase program in an amount of $150.0 million. As of March 31, 2019, a cumulative total of $250.3 million had been used, leaving us with availability of $89.7 million under the share repurchase programs. The program does not have an expiration date and currently there are no plans to terminate this program in the future.

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

HILL-ROM HOLDINGS, INC.
(Registrant)

DATE: April 26, 2019	By:	/s/ Barbara W. Bodem
	Name: Title:	Barbara W. Bodem Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)