Form 10-Q
period 2019-06-30
Hill-Rom Holdings, Inc.
filed 2019-08-02
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____ to ____
Commission File No. 1-6651
HILL-ROM HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Indiana				35-1160484
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

130 E. Randolph St.	Suite 1000	Chicago	IL	60601
(Address of principal executive offices)				(Zip Code)
(312) 819-7200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, without par value	HRC	New York Stock Exchange

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
Common Stock, without par value – 66,815,343 shares as of July 29, 2019.

HILL-ROM HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Quarter Ended June 30		Year to Date Ended June 30
	2019	2018	2019	2018
Net Revenue
Product sales and service	$653.0	$617.6	$1,901.1	$1,803.5
Rental revenue	73.8	91.0	223.4	285.3
Total net revenue	726.8	708.6	2,124.5	2,088.8

Cost of Net Revenue
Cost of goods sold	332.3	317.5	971.3	935.3
Rental expenses	37.9	43.1	114.0	135.5
Total cost of net revenue	370.2	360.6	1,085.3	1,070.8

Gross Profit	356.6	348.0	1,039.2	1,018.0

Research and development expenses	34.1	33.6	103.9	100.6
Selling and administrative expenses	246.4	221.9	695.6	676.3
Special charges	6.2	14.0	17.7	64.4
Operating Profit	69.9	78.5	222.0	176.7

Interest expense	(23.1)	(24.2)	(66.2)	(71.5)
Investment income (expense) and other, net	(1.1)	1.2	0.2	2.6

Income Before Income Taxes	45.7	55.5	156.0	107.8

Income tax expense (benefit)	13.1	10.3	31.7	(54.2)

Net Income	$32.6	$45.2	$124.3	$162.0

Net Income per Basic Common Share	$0.49	$0.68	$1.86	$2.45

Net Income per Diluted Common Share	$0.48	$0.67	$1.84	$2.40

Average Basic Common Shares Outstanding (in thousands)	66,777	66,299	66,822	66,121

Average Diluted Common Shares Outstanding (in thousands)	67,446	67,646	67,484	67,550

See Notes to Condensed Consolidated Financial Statements (unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Quarter Ended June 30		Year to Date Ended June 30
	2019	2018	2019	2018
Net Income	$32.6	$45.2	$124.3	$162.0

Other Comprehensive Loss, net of tax:

Derivative instruments designated as hedges	(9.4)	2.2	(15.0)	13.5
Foreign currency translation adjustment	4.1	(43.9)	(13.1)	(21.3)
Change in pension and postretirement defined benefit plans	0.4	1.0	1.3	2.6
Total Other Comprehensive Loss, net of tax	(4.9)	(40.7)	(26.8)	(5.2)

Total Comprehensive Income	$27.7	$4.5	$97.5	$156.8
See Notes to Condensed Consolidated Financial Statements (unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In millions)

	June 30, 2019	September 30, 2018
ASSETS
Current Assets
Cash and cash equivalents	$202.6	$183.0
Trade accounts receivable, net of allowances	597.9	580.7
Inventories, net of reserves	297.8	291.7
Other current assets	128.0	100.2
Total current assets	1,226.3	1,155.6

Property, plant and equipment, net	311.1	328.3
Goodwill	1,830.8	1,738.3
Other intangible assets and software, net	1,083.7	1,027.7
Deferred income taxes	35.5	35.0
Other assets	87.9	75.1
Total Assets	$4,575.3	$4,360.0

LIABILITIES
Current Liabilities
Trade accounts payable	$171.5	$177.3
Short-term borrowings	246.2	182.5
Accrued compensation	123.6	132.5
Accrued product warranties	29.9	20.5
Accrued rebates	45.6	42.5
Deferred revenue	101.8	40.0
Other current liabilities	95.6	67.1
Total current liabilities	814.2	662.4

Long-term debt	1,824.0	1,790.4
Accrued pension and postretirement benefits	68.4	69.3
Deferred income taxes	169.3	181.3
Other long-term liabilities	74.7	40.4
Total Liabilities	2,950.6	2,743.8

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Common stock	4.4	4.4
Additional paid-in capital	631.0	602.9
Retained earnings	1,953.7	1,876.2
Accumulated other comprehensive loss	(145.2)	(113.0)
Treasury stock, at cost	(819.2)	(754.3)
Total Shareholders’ Equity	1,624.7	1,616.2
Total Liabilities and Shareholders’ Equity	$4,575.3	$4,360.0
See Notes to Condensed Consolidated Financial Statements (unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Year to Date June 30
	2019	2018
Operating Activities
Net income	$124.3	$162.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant, equipment and software	54.7	67.0
Acquisition-related intangible asset amortization	82.3	80.5
Amortization of debt discounts and issuance costs	4.8	5.2
Benefit for deferred income taxes	(12.2)	(89.4)
Loss on disposal of property, equipment leased to others, intangible assets, and impairments	3.3	1.1
Loss on disposition of businesses	—	22.4
Stock compensation	26.9	21.6
Change in working capital excluding cash, current debt, acquisitions and dispositions:
Trade accounts receivable	15.3	20.5
Inventories	(4.9)	(27.4)
Other current assets	(3.4)	(38.5)
Trade accounts payable	(9.0)	(2.6)
Accrued expenses and other liabilities	14.6	1.0
Other, net	4.4	26.4
Net cash provided by operating activities	301.1	249.8
Investing Activities
Purchases of property, plant, equipment and software	(50.9)	(71.9)
Proceeds on sale of property and equipment leased to others	2.5	4.0
Payment for acquisition of business, net of cash acquired	(175.8)	—
Payment for acquisition of intangible assets	(17.1)	—
Payments for acquisitions of investments	(26.6)	—
Proceeds on sale of business	—	1.0
Other, net	—	2.2
Net cash used in investing activities	(267.9)	(64.7)
Financing Activities
Payments of long-term debt	(0.1)	(137.4)
Borrowings on Revolving Credit Facility	330.0	75.0
Payments on Revolving Credit Facility	(230.0)	(165.0)
Borrowings on Securitization Program	4.9	68.2
Payments on Securitization Program	(5.5)	(40.7)
Borrowings on Note Securitization Facility	46.0	61.0
Payments on Note Securitization Facility	(51.3)	—
Payments of cash dividends	(41.4)	(38.4)
Proceeds on exercise of stock options	9.2	13.6
Stock repurchases for stock award withholding obligations	(4.2)	(7.4)
Stock repurchases in the open market	(75.0)	—
Other, net	5.5	5.1
Net cash used in financing activities	(11.9)	(166.0)
Effect of exchange rate changes on cash and cash equivalents	(1.7)	(4.4)
Net Cash Flows	19.6	14.7
Cash and Cash Equivalents:
At beginning of period	183.0	231.8
At end of period	$202.6	$246.5
See Notes to Condensed Consolidated Financial Statements (unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(In millions, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury		Total Shareholders’ Equity
	Shares Outstanding	Amount
						Shares	Amount
Balance as of March 31, 2019	66,771,727	$4.4	$619.9	$1,935.2	$(140.3)	21,685,907	$(820.4)	$1,598.8
Net income	—	—	—	32.6	—	—	—	32.6
Other comprehensive income (loss), net of tax of $2.5 million	—	—	—	—	(4.9)	—	—	(4.9)
Dividends ($0.21 per common share)	—	—	0.1	(14.1)	—	—	—	(14.0)
Stock repurchases for stock award withholding obligations	(1,512)	—	—	—	—	1,512	(0.2)	(0.2)
Stock compensation on equity-classified awards	—	—	9.8	—	—	—	—	9.8
Stock option exercises	12,007	—	0.1	—	—	(12,007)	0.5	0.6
Vesting of stock awards	4,982	—	(0.2)	—	—	(4,982)	0.2	—
Shares issued under employee stock purchase plan	19,245	—	1.3	—	—	(19,245)	0.7	2.0
Balance as of June 30, 2019	66,806,449	$4.4	$631.0	$1,953.7	$(145.2)	21,651,185	$(819.2)	$1,624.7

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury		Total Shareholders’ Equity
	Shares Outstanding	Amount
						Shares	Amount
Balance as of September 30, 2018	67,256,112	$4.4	$602.9	$1,876.2	$(113.0)	21,201,522	$(754.3)	$1,616.2
Cumulative effect of ASC 606 adoption, net of tax of $4.8 million	—	—	—	(4.9)	—	—	—	(4.9)
Cumulative effect of ASU 2016-16 adoption, net of tax of $0.2 million	—	—	—	(5.6)		—	—	(5.6)
Reclassification due to ASU 2018-02 adoption	—	—	—	5.4	(5.4)	—	—	—
Net income	—	—	—	124.3	—	—	—	124.3
Other comprehensive income (loss), net of tax of $4.0 million	—	—	—	—	(26.8)	—	—	(26.8)
Dividends ($0.62 per common share)	—	—	0.3	(41.7)	—	—	—	(41.4)
Stock repurchases for stock award withholding obligations	(44,647)	—	—	—	—	44,647	(4.2)	(4.2)
Stock repurchases in the open market	(792,264)	—	—	—	—	792,264	(75.0)	(75.0)
Stock compensation on equity-classified awards	—	—	26.7	—	—	—	—	26.7
Stock option exercises	190,210	—	2.1	—	—	(190,210)	7.1	9.2
Vesting of stock awards	135,549	—	(4.9)	—	—	(135,549)	4.9	—
Shares issued under employee stock purchase plan	61,489	—	3.9	—	—	(61,489)	2.3	6.2
Balance as of June 30, 2019	66,806,449	$4.4	$631.0	$1,953.7	$(145.2)	21,651,185	$(819.2)	$1,624.7

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury		Total Equity Attributable to Common Shareholders	Noncontrolling Interests	Total Shareholders’ Equity
	Shares Outstanding	Amount
						Shares	Amount
Balance as of March 31, 2018	66,252,063	$4.4	$596.7	$1,767.6	$(74.5)	22,205,571	$(783.8)	$1,510.4	$—	$1,510.4
Net income attributable to common shareholders	—	—	—	45.2	—	—	—	45.2	—	45.2
Other comprehensive income (loss), net of tax of ($1.1) million	—	—	—	—	(40.7)	—	—	(40.7)	—	(40.7)
Dividends ($0.20 per common share)	—	—	0.1	(13.4)	—	—	—	(13.3)	—	(13.3)
Stock repurchases for stock award withholding obligations	(33,938)	—	—	—	—	33,938	(3.0)	(3.0)	—	(3.0)
Stock compensation on equity-classified awards	—	—	5.6	—	—	—	—	5.6	—	5.6
Stock option exercises	83,297	—	0.1	—	—	(83,297)	2.9	3.0	—	3.0
Vesting of stock awards	82,126	—	(2.9)	—	—	(82,126)	2.9	—	—	—
Shares issued under employee stock purchase plan	19,265	—	1.0	—	—	(19,265)	0.7	1.7	—	1.7
Balance as of June 30, 2018	66,402,813	$4.4	$600.6	$1,799.4	$(115.2)	22,054,821	$(780.3)	$1,508.9	$—	$1,508.9

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury		Total Equity Attributable to Common Shareholders	Noncontrolling Interests	Total Shareholders’ Equity
	Shares Outstanding	Amount
						Shares	Amount
Balance as of September 30, 2017	65,813,794	$4.4	$584.4	$1,676.2	$(110.0)	22,643,840	$(796.8)	$1,358.2	$7.4	$1,365.6
Net income attributable to common shareholders	—	—	—	162.0	—	—	—	162.0	—	162.0
VIE activity	—	—	—	—	—	—	—	—	(7.4)	(7.4)
Other comprehensive income (loss), net of tax of ($4.8) million	—	—	—	—	(5.2)	—	—	(5.2)		(5.2)
Dividends ($0.58 per common share)	—	—	0.4	(38.8)	—	—	—	(38.4)	—	(38.4)
Stock repurchases for stock award withholding obligations	(87,749)	—	—	—	—	87,749	(7.4)	(7.4)	—	(7.4)
Stock compensation on equity-classified awards	—	—	21.1	—	—	—	—	21.1	—	21.1
Stock option exercises	398,059	—	(0.4)	—	—	(398,059)	14.0	13.6	—	13.6
Vesting of stock awards	220,672	—	(7.8)	—	—	(220,672)	7.8	—	—	—
Shares issued under employee stock purchase plan	58,037	—	2.9	—	—	(58,037)	2.1	5.0	—	5.0
Balance as of June 30, 2018	66,402,813	$4.4	$600.6	$1,799.4	$(115.2)	22,054,821	$(780.3)	$1,508.9	$—	$1,508.9
See Notes to Condensed Consolidated Financial Statements (unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Unless the context otherwise requires, the terms “Hillrom,” “the Company,” “we,” “our” and “us” refer to Hill-Rom Holdings, Inc. and its wholly-owned subsidiaries. The unaudited Condensed Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in Hillrom’s latest Annual Report on Form 10-K for the fiscal year ended September 30, 2018 (“2018 Form 10-K”) as filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The September 30, 2018 Condensed Consolidated Balance Sheet was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States. In the opinion of management, the Condensed Consolidated Financial Statements herein include all adjustments necessary to state fairly the financial position, results of operations and cash flows for the interim periods presented. Quarterly results are not necessarily indicative of annual results.

The Condensed Consolidated Financial Statements include the accounts of Hillrom and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense in the period. Actual results could differ from those estimates. Examples of such estimates include, but are not limited to, income taxes (Notes 1 and 10), accounts receivable reserves (Note 3), accrued warranties (Note 13), goodwill and indefinite-lived intangible assets (Note 5), pension expense (Note 7), and commitments and contingencies (Note 15).

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
Contract liabilities arise as a result of cash received from customers at inception of contracts or where the timing of billing for services precedes satisfaction of our performance obligations. Such remaining performance obligations represent the portion of the contract price for which work has not been performed and are primarily related to our installation and service contracts.

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

Income Taxes

Hillrom and its eligible subsidiaries file a consolidated U.S. income tax return. We file income tax returns in a number of jurisdictions for our foreign operations. We have a variety of deferred tax assets in numerous tax jurisdictions which are computed using an asset and liability approach to reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. These deferred tax assets are subject to periodic assessment as to recoverability. If it is determined that it is more likely than not that the benefits will not be realized, valuation allowances are recognized. In evaluating whether it is more likely than not that we would recover these deferred tax assets, future taxable income, the reversal of existing temporary differences and tax planning strategies are considered.

As of June 30, 2019, we had $83.1 million of valuation allowances on deferred tax assets, on a tax-effected basis, primarily related to certain foreign deferred tax attributes that are not expected to be utilized. The valuation allowance was not materially impacted by the Tax Cuts and Jobs Act (the “Tax Act”) enacted in the United States in December 2017. We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances.

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

In February 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This standard requires employers to include only the service cost component of net periodic pension cost in operating expenses, together with other employee compensation costs. The other components of net periodic pension cost, including interest cost, expected return on plan assets, amortization of prior service cost and settlement and curtailment effects, are to be included in non-operating expenses. The amendment allows a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. We adopted ASU 2017-07 in the first quarter of fiscal 2019 and applied the practical expedient upon adoption. ASU 2017-07 did not have a material impact on our Condensed Consolidated Financial Statements. See Note 7 for additional information on our retirement and postretirement plans.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) - Measurement of Credit Losses of Financial Instruments and has subsequently issued related amendments, collectively referred to as “Topic 326”. Topic 326 requires entities to measure credit losses for financial assets measured at amortized cost based on expected losses rather than incurred losses. For available-for-sale debt securities with unrealized losses, entities will be required to recognize credit losses through an allowance for credit losses. Topic 326 is effective for our first quarter of fiscal 2021 and requires a prospective transition method. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption on our Condensed Consolidated Financial Statements.

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
The cumulative effect of the changes made on the Condensed Consolidated Balance Sheets at October 1, 2018 for the adoption of ASC 606, is as follows:

Impacted Condensed Consolidated Balance Sheet Items	September 30, 2018 As Reported	Impacts of ASC 606 Adoption	October 1, 2018 After 606 Adoption
ASSETS
Trade accounts receivable, net of allowances	$580.7	$29.1	$609.8
Other current assets	100.2	21.8	122.0
Property, plant and equipment, net	328.3	(5.6)	322.7
Deferred income taxes	35.0	5.6	40.6
Other assets	75.1	3.4	78.5
LIABILITIES
Deferred revenue	40.0	47.5	87.5
Other current liabilities	67.1	0.8	67.9
Other long-term liabilities	40.4	10.9	51.3
SHAREHOLDERS’ EQUITY
Retained earnings	1,876.2	(4.9)	1,871.3

The impacts of ASC 606 in the quarter and year to date periods ended June 30, 2019 on our Condensed Consolidated Statement of Income are shown below.

	Quarter Ended June 30, 2019			Year to Date Ended June 30, 2019
Impacted Condensed Consolidated Statement of Income Items	As Reported	Impacts of ASC 606	Balances without ASC 606	As Reported	Impacts of ASC 606	Balances without ASC 606
Product sales and service net revenue[1]	$653.0	$27.2	$625.8	$1,901.1	$79.3	$1,821.8
Rental net revenue[1]	73.8	(23.7)	97.5	223.4	(72.8)	296.2
Cost of goods sold[2]	332.3	7.0	325.3	971.3	18.1	953.2
Rental expenses[2]	37.9	(5.4)	43.3	114.0	(16.3)	130.3
Income tax expense (benefit)	13.1	0.4	12.7	31.7	0.8	30.9
Net income	32.6	1.5	31.1	124.3	3.8	120.5
1 Includes $23.5 million and $71.0 million related to revenue previously classified as Rental revenue that has been reclassified to Product sales and service revenue as a result of the adoption of ASC 606 for the quarter and year to date periods ended June 30, 2019.

2 Includes $5.2 million and $15.7 million related to cost of goods sold previously classified as Rental expenses that has been reclassified to Cost of goods sold as a result of the adoption of ASC 606 for the quarter and year to date periods ended June 30, 2019.

Within our Patient Support Systems segment, the adoption of ASC 606 impacted equipment and other costs which is reported in Other current assets, Other assets, and deferred revenue, which is reported in Deferred revenue and Other long-term liabilities.

Within our Front Line Care segment, the adoption of ASC 606 impacted the reported amount in Trade accounts receivable, net of allowances, resulting in the derecognition of assets previously recorded.

The impacts of the adoption of ASC 606 as of June 30, 2019, including the cumulative effects of the change, on our Condensed Consolidated Balance Sheet are shown below.

	June 30, 2019
Impacted Condensed Consolidated Balance Sheet Items	As Reported	Impacts of ASC 606	Balances without ASC 606
ASSETS
Trade accounts receivable, net of allowances	$597.9	$30.9	$567.0
Other current assets[1]	128.0	15.9	112.1
Property, plant and equipment, net	311.1	(6.1)	317.2
Deferred income taxes	35.5	5.6	29.9
Other assets[1]	87.9	3.1	84.8
LIABILITIES
Deferred revenue	101.8	38.9	62.9
Other current liabilities	95.6	0.7	94.9
Other long-term liabilities	74.7	10.2	64.5
SHAREHOLDERS’ EQUITY
Retained earnings	1,953.7	(1.1)	1,954.8

1 Includes $14.2 million and $3.1 million of equipment and other costs in Other current assets and Other assets directly related to certain contract performance obligations not completed in our Patient Support Systems segment. These costs are subsequently expensed to Cost of goods sold commensurate with the timing of revenue recognition, which is generally 12 to 24 months.

Deferred Contract Costs

Consistent with prior practice, deferred contract costs represent commissions paid upon receipt of a purchase order for certain products in our Patient Support Systems segment.  These commissions are subsequently expensed to Selling and administrative expenses commensurate with the timing of revenue recognition, which is generally 12 to 24 months. As of June 30, 2019, we had $9.9 million of deferred contract costs recorded within Other current assets and Other assets. For the quarter and year to date periods ended June 30, 2019, we amortized $3.5 million and $10.1 million of deferred contract costs, which are classified within Selling and administrative expenses in the Condensed Consolidated Statements of Income.

Disaggregation of Revenue

The impact of the adoption of ASC 606 on the quarter and year to date periods ended June 30, 2019 is provided below.

Recognition of revenue related to certain products within our Patient Support Systems segment has been deferred under ASC 606 due to the determination that the performance obligation is not fulfilled until the system is fully installed.

Recognition of revenue related to certain products within our Front Line Care segment has been accelerated under ASC 606 due to the determination that the performance obligation is satisfied upon product delivery to the customer.  Previously, this revenue was recognized over the period that the Company was reimbursed by third parties.

	Quarter Ended June 30, 2019			Year to Date Ended June 30, 2019
	As Reported	Impacts of ASC 606	Balances without ASC 606	As Reported	Impacts of ASC 606	Balances without ASC 606
Net revenue - United States:
Patient Support Systems	$290.8	$3.2	$287.6	$806.1	$4.2	$801.9
Front Line Care	178.4	0.2	178.2	515.1	1.8	513.3
Surgical Solutions	60.2	—	60.2	169.7	—	169.7
Total net revenue - United States	$529.4	$3.4	$526.0	$1,490.9	$6.0	$1,484.9

Net revenue - Outside of the United States (“OUS”):
Patient Support Systems	$83.7	$0.1	$83.6	$269.0	$0.5	$268.5
Front Line Care	66.0	—	66.0	205.8	—	205.8
Surgical Solutions	47.7	—	47.7	158.8	—	158.8
Total net revenue - OUS	$197.4	$0.1	$197.3	$633.6	$0.5	$633.1

Net revenue:
Patient Support Systems	$374.5	$3.3	$371.2	$1,075.1	$4.7	$1,070.4
Front Line Care	244.4	0.2	244.2	720.9	1.8	719.1
Surgical Solutions	107.9	—	107.9	328.5	—	328.5
Total net revenue	$726.8	$3.5	$723.3	$2,124.5	$6.5	$2,118.0

Contract Balances

The nature of our products and services does not give rise to contract assets as we typically do not have instances where a right to payment for goods and services already transferred to a customer exists that is conditional on something other than the passage of time.

The following summarizes contract liability activity during the year to date period ended June 30, 2019. The contract liability balance as of June 30, 2019 represents the transaction price allocated to the remaining performance obligations.

Contract Liabilities
Balance as of September 30, 2018	$47.8
Revenue deferred due to ASC 606 initial adoption	58.4
Deferred revenue acquired	10.3
New revenue deferrals	194.4
Revenue recognized upon satisfaction of performance obligations	(189.4)
Balance as of June 30, 2019	$121.5

These contract liabilities are recorded in Deferred revenue and Other long-term liabilities. We expect to satisfy the majority of the remaining performance obligations and recognize revenue related to installation and service contracts within 12 to 24 months.

Note 3. Supplementary Balance Sheet Information

	June 30, 2019	September 30, 2018
Allowance for possible losses and discounts on trade receivables	$21.9	$21.8

Inventories, net of reserves:
Finished products	$136.7	$139.7
Raw materials and work in process	161.1	152.0
Total inventories, net of reserves	$297.8	$291.7

Accumulated depreciation of property, plant and equipment	$561.4	$586.7

Accumulated amortization of software and other intangible assets	$618.7	$532.8

Investments included in Other assets	$50.6	$24.6

Preferred stock, without par value:
Shares authorized	1,000,000	1,000,000
Shares issued	None	None

Common stock, without par value:
Shares authorized	199,000,000	199,000,000
Shares issued	88,457,634	88,457,634
Shares outstanding	66,806,449	67,256,112

Treasury shares	21,651,185	21,201,522

Investments

In the first quarter of fiscal 2019, we acquired $26.6 million of non-marketable equity securities that are valued at cost. There has not been any impairment of the historical cost of our investments in non-marketable equity securities.

Note 4. Business Combinations

Acquisitions

On April 1, 2019, we acquired all of the outstanding equity interests of Voalte, Inc. (“Voalte”), a clinical communications software company located in the United States, for total aggregate consideration of $181.0 million, comprised of $175.8 million cash and $5.2 million of contingent consideration measured at fair value as of the acquisition date. The purchase price is subject to certain post-closing adjustments. Contingent consideration is payable of up to $15.0 million based upon the achievement of certain commercial milestones. The transaction was financed through borrowings on our revolving credit facility (Note 6).

The results of Voalte are included in the Patient Support Systems segment of our Condensed Consolidated Financial Statements since the date of acquisition. The impact to reported revenue and net income for the fiscal quarter was not significant. The revenue and net income of Voalte on a pro forma basis would not be significant to any of the periods presented in our consolidated financial statements.

The following summarizes the preliminary estimate of the fair value of assets acquired and liabilities assumed at the date of the Voalte acquisition. The fair value of assets acquired and liabilities assumed are still considered to be preliminary, however we do not expect further adjustments to be significant.

Amount
Trade accounts receivable, net of allowances	$5.8
Inventories	0.1
Other current assets	2.7
Property, plant and equipment	0.2
Goodwill	98.1
Non-competition agreements[1]	2.7
Trade name[1]	13.5
Customer relationships[1]	29.5
Developed technology[1]	56.0
Trade accounts payable	(1.7)
Deferred revenue	(10.3)
Other current liabilities	(5.6)
Deferred income taxes	(10.0)
Total purchase price, net of cash acquired	$181.0
1 The estimated useful lives of the acquired intangible assets are 5 years for non-competition agreements and between 8 and 12 years for trade name, customer relationships and developed technology.

Goodwill in connection with the Voalte acquisition was allocated entirely to our Patient Support Systems segment, which is not deductible for tax purposes in the United States. The excess of the purchase price over the estimated fair value of the assets acquired and the liabilities assumed totaled $98.1 million, which was recognized as goodwill at the acquisition date, reflecting the value associated with enhancing synergies, accelerating our leadership in care communications and advancing our digital and mobile communications platform and capabilities.

We recognized $8.8 million and $10.1 million of acquisition and integration costs, including $2.0 million related to contingent consideration, during the quarter and year to date periods ended June 30, 2019 in Selling and administrative expenses.

On August 1, 2019, we entered into a definitive agreement to acquire Breathe Technologies, Inc., a developer and manufacturer of a patented wearable, non-invasive ventilation technology that supports improved patient mobility, for cash consideration of $130.0 million. We expect the transaction to close during our fiscal fourth quarter of 2019, subject to customary closing conditions.

Asset Acquisition

On October 1, 2018, we acquired the right to use patented technology and certain related assets from a supplier to our Front Line Care segment. We paid $17.1 million of cash and committed to guaranteed minimum future royalty payments of $22.0 million, which are presented in Other intangible assets and software, net and are being amortized over the 7-year term of the agreement.

Dispositions

In fiscal 2017, we sold our Völker business. In the first quarter of fiscal 2018, we recorded a gain of $1.0 million attributable to the final working capital settlement associated with the Völker transaction.

During the second quarter of fiscal 2018, we entered into an agreement to convey certain net assets related to the Company’s third-party rental business, which is comprised of purchased moveable medical equipment that can be rented to customers, to Universal Hospital Services, Inc. (“UHS”) in exchange for UHS’s agreement to dismiss its previously disclosed litigation against the Company (“Settlement Agreement”). During the second quarter of fiscal 2018, we recorded a loss of $23.4 million in Special charges, which includes approximately $20.4 million related to the non-cash loss reserve for the assets that were conveyed, and other Settlement Agreement related costs of approximately $3.0 million. During the third quarter of fiscal 2018, we recorded an additional loss of $0.6 million in Special charges related to additional Settlement Agreement costs. The third-party rental business was part of our Patient Support Systems segment. The transaction closed during the third quarter of fiscal 2018.

In August 2019, we completed a divestiture to sell certain of our surgical consumable products and related assets for a purchase price of $170.0 million in cash, subject to certain post-closing adjustments, pursuant to a stock purchase agreement dated July 9, 2019. We expect to record a loss on this divestiture of approximately $20.0 million, including transaction costs of approximately $4.0 million. As of June 30, 2019, the evaluation of the recoverability of the value of the asset group for this disposition did not result in any impairment.

Note 5. Goodwill and Indefinite-Lived Intangible Assets

Goodwill

The following summarizes goodwill activity by reportable segment:

	Patient Support Systems	Front Line Care	Surgical Solutions	Total
Balances as of September 30, 2018
Goodwill	$544.4	$1,370.6	$296.1	$2,211.1
Accumulated impairment losses	(472.8)	—	—	(472.8)
Goodwill, net as of September 30, 2018	71.6	1,370.6	296.1	1,738.3

Changes in goodwill in the period:
Goodwill related to acquisition	98.1	—	—	98.1
Currency translation effect	(1.0)	(2.1)	(2.5)	(5.6)

Balances as of June 30, 2019
Goodwill	641.5	1,368.5	293.6	2,303.6
Accumulated impairment losses	(472.8)	—	—	(472.8)
Goodwill, net as of June 30, 2019	$168.7	$1,368.5	$293.6	$1,830.8

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

Testing for goodwill impairment is performed annually, or on an interim basis upon the occurrence of a triggering event or change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The annual evaluation of goodwill performed during the third quarter of fiscal 2019 did not result in any impairment.

Indefinite-Lived Intangible Assets

We have various indefinite-lived intangible assets representing trade names with a carrying value of $466.4 million as of June 30, 2019 and $466.9 million as of September 30, 2018. Testing for indefinite-lived intangible asset impairment is performed annually, or on an interim basis upon the occurrence of a triggering event or change in circumstances that would more likely than not reduce the fair value of an indefinite-lived intangible asset below its carrying amount. The annual evaluation of indefinite-lived intangible assets performed during the third quarter of fiscal 2019 did not result in any impairment.

Note 6. Financing Agreements

Total debt consists of the following:

	June 30, 2019	September 30, 2018
Current portion of long-term debt	$69.7	$0.1
Securitization Program	109.4	110.0
Note Securitization Facility	67.1	72.4
Total Short-term borrowings	$246.2	$182.5

Revolving credit facility, matures September 2021	$100.0	$—
Senior secured Term Loan A, long-term portion, matures September 2021	962.4	1,029.7
Senior unsecured 5.75% notes due on September 1, 2023	421.4	420.8
Senior unsecured 5.00% notes due on February 15, 2025	296.8	296.4
Unsecured 7.00% debentures due on February 15, 2024	13.5	13.6
Unsecured 6.75% debentures due on December 15, 2027	29.6	29.5
Other	0.3	0.4
Total Long-term debt	$1,824.0	$1,790.4

Total debt	$2,070.2	$1,972.9

In May 2019, we renewed our 364-day accounts receivable securitization program (the “Securitization Program”) with certain financial institutions for borrowings up to $110.0 million. We also renewed our additional 364-day facility for borrowings up to $90.0 million (the “Note Securitization Facility”) in May 2019. Under the terms of each of the Securitization Program and Note Securitization Facility, certain of our accounts receivable secure the amounts borrowed and cannot be used to pay our other debts or liabilities. The amount of permissible borrowings outstanding is determined based on the amount of qualifying accounts receivable at any point in time. Borrowings outstanding under the Securitization Program and Note Securitization Facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus the applicable margin of 0.8% and 1.0% and are included as a component of Short-term borrowings, while the accounts receivable securing these obligations remain as a component of Trade accounts receivable, net of allowances, in our Condensed Consolidated Balance Sheets. In addition, the agreements governing the Securitization Program and Note Securitization Facility contain various customary affirmative and negative covenants, and customary default and termination provisions. As of June 30, 2019, we were in compliance with these covenants and provisions.

We have outstanding senior unsecured notes of $300.0 million maturing February 2025 that bear interest at a fixed rate of 5.00% annually, and senior unsecured notes of $425.0 million maturing in September 2023 that bear interest at a fixed rate of 5.75% annually (collectively, the “Senior Notes”). These Senior Notes were issued at par in private placement offerings and are not registered securities on any public market. All of the notes were outstanding as of June 30, 2019. We are not required to make any mandatory redemption or sinking fund payments with respect to the Senior Notes, other than in certain circumstances such as a change in control or material sale of assets. We may redeem the 5.00% and 5.75% notes prior to maturity, but doing so would require payment of a premium on any amounts redeemed, the amount of which varies based on the timing of the redemption. The indentures governing the Senior Notes contain certain covenants which impose limitations on the amount of dividends we may pay and the amount of common shares we may repurchase in the open market, but we do not expect these covenants to affect our current dividend policy or open share repurchase program. The terms of these indentures also impose certain restrictions on the amount and type of additional indebtedness we may obtain in the future, as well as the types of liens and guarantees we may provide.

Our Senior Credit Agreement consists of two facilities as follows:

•	$1,462.5 million senior secured Term Loan A facility (“TLA Facility”), maturing in September 2021

•	Revolving Credit Facility providing borrowing capacity of up to $700.0 million, maturing in September 2021

The TLA Facility and Revolving Credit Facility bear interest at variable rates which currently approximate 3.9%. These interest rates are based primarily on LIBOR, but under certain conditions could also be based on the U.S. Federal Funds Rate or the U.S. Prime Rate, at our option. We are able to voluntarily prepay outstanding loans under the TLA Facility at any time. In the quarter ended June 30, 2019, we did not make any payments on the TLA Facility.

As of June 30, 2019, there were outstanding borrowings of $100.0 million on the Revolving Credit Facility, and available borrowing capacity was $592.0 million after giving effect to $8.0 million of outstanding standby letters of credit. The availability of borrowings under our Revolving Credit Facility is subject to our ability at the time of borrowing to meet certain specified conditions, including compliance with covenants contained in the Senior Credit Agreement.

The facilities provided by the Senior Credit Agreement are held with a syndicate of banks, which includes over 30 institutions. Our general corporate assets, including those of certain of our subsidiaries, collateralize these obligations. The credit agreement governing these facilities contains financial covenants which specify a maximum secured net leverage ratio and a minimum interest coverage ratio, which are defined in the credit agreement. These financial covenants are measured at the end of each quarter. For the quarter ended in December 31, 2019 and thereafter, the required maximum secured net leverage ratio is 3.00x and the required minimum interest coverage ratio is 4.00x. We were in compliance with all financial covenants under our financing agreements as of June 30, 2019.

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The book values of our variable rate short-term debt instruments and Revolving Credit Facility approximate fair value.

The estimated fair values of our long-term debt instruments are described in the table below:

	June 30, 2019	September 30, 2018
Senior secured Term Loan A	$1,003.3	$991.9
Senior unsecured 5.75% notes due on September 1, 2023	439.6	437.3
Senior unsecured 5.00% notes due on February 14, 2025	309.7	294.0
Unsecured debentures	45.8	42.9
Total	$1,798.4	$1,766.1

The estimated fair values of our long-term unsecured debentures were based on observable inputs such as quoted prices in markets that are not active. The estimated fair values of our term loans and the Senior Notes were based on quoted prices for similar liabilities. These fair value measurements are classified as Level 2, as described in Note 1.

Derivatives and Hedging Activities

Cash Flow Hedges

We are exposed to market risk from fluctuations in interest rates. We sometimes manage our exposure to interest rate fluctuations through the use of interest rate swaps. As of June 30, 2019, we had five interest rate swap agreements, with an aggregate notional amount of $750.0 million to hedge the variability of cash flows associated with a portion of the variable interest rate payments through September 2021 on the Senior Credit Agreement. The interest rate swaps have effective start dates ranging between December 31, 2018 and September 8, 2020 and were designated as cash flow hedges. As of June 30, 2019, these swaps were in a net liability position with an aggregate fair value of $4.0 million which was classified as Other current liabilities. As of September 30, 2018, these swaps were in a net asset position with an aggregate fair value of $24.8 million, all of which were classified as Other assets. We classify fair value measurements on our interest rate swaps as Level 2, as described in Note 1.

We are subject to variability in foreign currency exchange rates due to our international operations. Exposure to this variability is periodically managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. From time-to-time, we enter into currency exchange agreements to manage our exposure arising from fluctuating exchange rates related to specific and projected transactions. We operate this program pursuant to documented corporate risk management policies and do not enter into derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currencies. Our currency risk consists primarily of foreign currency denominated firm commitments and projected foreign currency denominated intercompany and third-party transactions. As of June 30, 2019, the notional amount of open foreign exchange contracts was $23.8 million. These contracts were in a net asset position reported in Other current assets with a fair value of $0.2 million. The maximum length of time over which we hedge transaction exposures is generally 15 months. Derivative gains and losses, initially reported as a component of Accumulated other comprehensive income (loss), are reclassified to earnings in the period when the transaction affects earnings.

Net Investment Hedges

In July 2018, we entered into two cross-currency swap agreements, with an aggregate notional amount of $198.3 million to hedge the variability of U.S. dollar-Euro exchange rates through July 2023. These cross-currency swaps are designated as net investment hedges of subsidiaries using Euro as their functional currency. We entered into these cross-currency swaps to mitigate changes in net assets due to changes in U.S. dollar-Euro spot exchange rates. As of June 30, 2019, these swaps were in a net asset position with an aggregate fair value of $9.4 million which was classified as Other assets. As of September 30, 2018, these swaps were in a net liability position with an aggregate fair value of $1.2 million which was classified as Other current liabilities.

We classify fair value measurements on our cross-currency swaps as Level 2, as described in Note 1. We assess hedge effectiveness under the spot-to-spot method and record changes in fair value attributable to the translation of foreign currencies through Accumulated other comprehensive income (loss). We amortize the impact of all other changes in fair value of the derivative through Interest expense, which was income of $1.3 million and $3.9 million for the quarter and year to date periods ended June 30, 2019.

Undesignated Derivative Instruments

We use forward contracts to mitigate the foreign exchange revaluation risk associated with recorded monetary assets and liabilities that are denominated in a non-functional currency. These derivative instruments are not formally designated as hedges and the terms of these instruments generally do not exceed one month. As of June 30, 2019, we had forward contracts not designated as hedges with an aggregate notional amount of $95.7 million. During the quarter and year to date periods ended June 30, 2019, we recognized unrealized gains of $0.5 million and losses of $1.3 million in Investment income (expense) and other, net related to these forward contracts not designated as hedges.

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

	Quarter Ended June 30		Year to Date Ended June 30		Condensed Consolidated Statements of Income Item
	2019	2018	2019	2018
Service cost	$0.5	$0.4	$1.2	$1.1	Cost of goods sold
Service cost	0.6	0.8	2.1	2.5	Selling and administrative expenses
Interest cost	3.1	2.7	9.4	8.2	Investment income (expense) and other, net
Expected return on plan assets	(3.7)	(3.9)	(11.1)	(11.8)	Investment income (expense) and other, net
Amortization of unrecognized prior service cost, net	0.1	0.1	0.1	0.1	Investment income (expense) and other, net
Amortization of net loss	0.7	1.1	1.8	3.3	Investment income (expense) and other, net
Net pension expense	$1.3	$1.2	$3.5	$3.4

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

We have defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees. The general purpose of these plans is to provide additional financial security in retirement by providing employees with an incentive to make regular savings. Our contributions to the plans are based on eligibility and, in some cases, employee contributions. Expense under these plans was $6.9 million and $7.0 million in each of the quarterly periods ended June 30, 2019 and 2018. Expense under these plans was $21.4 million and $20.9 million in the year to date periods ended June 30, 2019 and 2018.

Note 8. Other Comprehensive Income (Loss)

The following table represents the changes in Other comprehensive income (loss) and Accumulated other comprehensive income (loss) by component for the quarter ended June 30, 2019:

	Quarter Ended June 30, 2019
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance[2]
Derivative instruments designated as hedges[1]:
Foreign exchange forward contracts	$(0.8)	$0.4	$(0.4)	$0.1	$(0.3)	$0.4	$(0.3)	$0.1
Interest rate swaps	(9.0)	(1.8)	(10.8)	2.5	(8.3)	5.3	(8.3)	(3.0)
Cross-currency swaps	(1.0)	—	(1.0)	0.2	(0.8)	6.3	(0.8)	5.5
Derivative instruments designated as hedges total	(10.8)	(1.4)	(12.2)	2.8	(9.4)	12.0	(9.4)	2.6
Foreign currency translation adjustment	4.1	—	4.1	—	4.1	(122.5)	4.1	(118.4)
Change in pension and postretirement defined benefit plans	—	0.7	0.7	(0.3)	0.4	(29.8)	0.4	(29.4)
Total	$(6.7)	$(0.7)	$(7.4)	$2.5	$(4.9)	$(140.3)	$(4.9)	$(145.2)

1 See Note 6 for information regarding our hedging strategies.

2 The estimated net amount of gains and losses that are reported in Accumulated other comprehensive income (loss) related to our derivative instruments designated as hedges as of June 30, 2019 that is expected to be reclassified into earnings within the next 12 months is $0.1 million.

The following table represents the changes in Other comprehensive income (loss) and Accumulated other comprehensive income (loss) by component for the quarter ended June 30, 2018:

	Quarter Ended June 30, 2018
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Derivative instruments designated as hedges:
Foreign exchange forward contracts	$1.1	$(0.3)	$0.8	$(0.2)	$0.6	$(0.2)	$0.6	$0.4
Interest rate swaps	3.7	(1.6)	2.1	(0.5)	1.6	15.8	1.6	17.4
Derivative instruments designated as hedges total	4.8	(1.9)	2.9	(0.7)	2.2	15.6	2.2	17.8
Foreign currency translation adjustment	(43.9)	—	(43.9)	—	(43.9)	(58.7)	(43.9)	(102.6)
Change in pension and postretirement defined benefit plans	0.3	1.1	1.4	(0.4)	1.0	(31.4)	1.0	(30.4)
Total	$(38.8)	$(0.8)	$(39.6)	$(1.1)	$(40.7)	$(74.5)	$(40.7)	$(115.2)

The following table represents the changes in Other comprehensive income (loss) by component for the year to date period ended June 30, 2019:

	Year to Date Ended June 30, 2019
	Other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax
Derivative instruments designated as hedges:
Foreign exchange forward contracts	$(0.3)	$0.2	$(0.1)	$—	$(0.1)
Interest rate swaps	(23.2)	(5.6)	(28.8)	6.7	(22.1)
Cross-currency swaps	9.3	—	9.3	(2.1)	7.2
Derivative instruments designated as hedges total	(14.2)	(5.4)	(19.6)	4.6	(15.0)
Foreign currency translation adjustment	(13.1)	—	(13.1)	—	(13.1)
Change in pension and postretirement defined benefit plans	0.1	1.8	1.9	(0.6)	1.3
Total	$(27.2)	$(3.6)	$(30.8)	$4.0	$(26.8)

The following table represents the changes in Accumulated other comprehensive income (loss) by component for the year to date period ended June 30, 2019:

	Accumulated other comprehensive income (loss)
	Balances as of September 30, 2018	Impacts of ASU 2018-02 Adoption as of October 1, 2018	Net activity for Year to Date Ended June 30, 2019	Balances as of June 30, 2019
Derivative instruments designated as hedges:
Foreign exchange forward contracts	$0.2	$—	$(0.1)	$0.1
Interest rate swaps	18.3	0.8	(22.1)	(3.0)
Cross-currency swaps	(1.7)	—	7.2	5.5
Derivative instruments designated as hedges total	16.8	0.8	(15.0)	2.6
Foreign currency translation adjustment	(105.3)	—	(13.1)	(118.4)
Change in pension and postretirement defined benefit plans	(24.5)	(6.2)	1.3	(29.4)
Total	$(113.0)	$(5.4)	$(26.8)	$(145.2)

The following table represents the changes in Other comprehensive income (loss) and Accumulated other comprehensive income (loss) by component for the year to date period ended June 30, 2018:

	Year to Date Ended June 30, 2018
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Derivative instruments designated as hedges:
Foreign exchange forward contracts	$0.6	$0.5	$1.1	$(0.3)	$0.8	$(0.4)	$0.8	$0.4
Interest rate swaps	19.7	(3.3)	16.4	(3.7)	12.7	4.7	12.7	17.4
Derivative instruments designated as hedges total	20.3	(2.8)	17.5	(4.0)	13.5	4.3	13.5	17.8
Foreign currency translation adjustment	(21.3)	—	(21.3)	—	(21.3)	(81.3)	(21.3)	(102.6)
Change in pension and postretirement defined benefit plans	0.1	3.3	3.4	(0.8)	2.6	(33.0)	2.6	(30.4)
Total	$(0.9)	$0.5	$(0.4)	$(4.8)	$(5.2)	$(110.0)	$(5.2)	$(115.2)

The following table represents the items reclassified out of Accumulated other comprehensive income (loss) and the related tax effects for the quarters ended June 30, 2019 and 2018:

	Quarter Ended June 30
	2019			2018
	Amount reclassified	Tax effect	Net of tax	Amount reclassified	Tax effect	Net of tax
Derivative instruments designated as hedges:
Foreign exchange forward contracts[1]	$0.4	$—	$0.4	$(0.3)	$—	$(0.3)
Interest rate swaps[2]	(1.8)	0.2	(1.6)	(1.6)	0.4	(1.2)
Derivative instruments designated as hedges total	(1.4)	0.2	(1.2)	(1.9)	0.4	(1.5)
Change in pension and postretirement defined benefit plans[3]	0.7	(0.3)	0.4	1.1	(0.4)	0.7

The following table represents the items reclassified out of Accumulated other comprehensive income (loss) and the related tax effects for the year to date periods ended June 30, 2019 and 2018:

	Year to Date Ended June 30
	2019			2018
	Amount reclassified	Tax effect[4]	Net of tax	Amount reclassified	Tax effect	Net of tax
Derivative instruments designated as hedges:
Foreign exchange forward contracts[1]	$0.2	$—	$0.2	$0.5	$(0.1)	$0.4
Interest rate swaps[2]	(5.6)	1.3	(4.3)	(3.3)	0.7	(2.6)
Derivative instruments designated as hedges total	(5.4)	1.3	(4.1)	(2.8)	0.6	(2.2)
Change in pension and postretirement defined benefit plans[3]	1.8	(6.8)	(5.0)	3.3	(0.8)	2.5
1 Reclassified from Accumulated other comprehensive income (loss) into Investment income (expense) and other, net.
2 Reclassified from Accumulated other comprehensive income (loss) into Interest expense.
3 Reclassified from Accumulated other comprehensive income (loss) into Investment income (expense) and other, net. These components are included in the computation of net periodic pension expense.
4 As a result of the adoption of ASU 2018-02, we reclassified $5.4 million from Accumulated other comprehensive income (loss) to Retained earnings.

Note 9. Special Charges

In connection with various organizational changes to improve our business alignment and cost structure, we recognized Special charges of $6.2 million and $14.0 million for the quarters ended June 30, 2019 and 2018 and $17.7 million and $64.4 million for the year to date periods ended June 30, 2019 and 2018. We continue to evaluate additional actions related to these programs and expect additional Special charges to be incurred in future fiscal quarters. However, it is not practicable to estimate the amount of these future expected costs until such time as the evaluations are complete.

These charges are summarized as follows:

Legal Claim Recovery

During the third quarter of fiscal 2018, we received a settlement payment for a legal claim and recorded a gain of $1.2 million in Special charges.

Disposition

During the second quarter of fiscal 2018, we recorded a loss of $23.4 million in Special charges related to the UHS Settlement Agreement (Note 4). During the third quarter of fiscal 2018, we recorded an additional loss of $0.6 million in Special charges related to additional Settlement Agreement costs.

Business Optimization and Realignment

Management pursues opportunities to align our operations to achieve synergies and position the business for growth. In fiscal 2018, a global transformation program was launched that was focused on reducing complexity, increasing efficiency, improving our cost structure with targeted investments that align with our strategic priorities. For the quarter and year to date periods ended June 30, 2019, this program resulted in charges of $4.7 million and $11.2 million, of which $3.2 million and $6.9 million were severance and benefit costs with the remainder related to professional fees and project management costs. These amounts compare to charges of $7.1 million and $26.3 million in the quarter and year to date periods ended June 30, 2018, of which $1.9 million and $12.7 million were severance and benefit costs.

Site Consolidation

We continue to streamline our operations and simplify our supply chain by consolidating certain manufacturing and distribution operations (“Site Consolidation”). Since the inception of this program, we have announced the closure of nine sites. In the quarter and year to date periods ended June 30, 2019, we recorded charges of $1.5 million and $6.5 million related to these efforts, of which $0.9 million and $1.6 million were severance and benefit costs for the quarter and year to date periods ending June 30, 2019. The remaining costs primarily consisted of lease termination and facility closure costs. These amounts compare to charges of $7.5 million and $15.3 million in the quarter and year to date periods ended June 30, 2018, of which $1.3 million and $2.0 million were severance and benefit costs.

Since the inception of the Site Consolidation program through June 30, 2019, we have recognized aggregate Special charges of $57.3 million.

For all accrued severance and other benefit charges described above, we record restructuring reserves within Other current liabilities. The reserve activity for severance and other benefits in the year to date period ended June 30, 2019 was as follows:

Balance as of September 30, 2018	$8.5
Expenses	10.1
Cash Payments	(10.9)
Reversals	(1.2)
Balance as of June 30, 2019	$6.5

Note 10. Income Taxes

The effective tax rate for the quarter ended June 30, 2019 was 28.7% compared to 18.6% for the comparable period in the prior year due primarily to the difference in the discrete tax benefits realized in each period. The current period rate was unfavorably impacted by $3.0 million of net discrete tax expense, including $5.2 million of unfavorable uncertain tax positions primarily associated with a domestic tax reserve for a position related to the Transition Tax, offset by $2.2 million of other favorable discrete benefits. This compares to $2.7 million of discrete tax benefits in the comparable prior year period which primarily included excess tax benefits on deductible stock compensation and differences between our prior year tax provisions and our filed returns.

The effective tax rate for the year to date period ended June 30, 2019 was 20.3% compared to (50.3)% for the comparable period in the prior year due primarily to tax benefits recorded in the prior period related to the Tax Act. The year to date period rate was favorably impacted by $1.5 million of net discrete tax benefits primarily related to $2.6 million of excess tax benefits on deductible stock compensation and $3.3 million of other favorable discrete items, offset by $4.4 million of unfavorable changes to uncertain tax positions. This compares to $78.3 million of discrete tax benefits in the prior year to date period primarily related to the Tax Act and a change in tax accounting method for historical currency losses.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act made broad and complex changes to the U.S. tax code which impacted the financial results of our fiscal year ended September 30, 2018, and continues to impact the financial results of the quarter and year to date periods ended June 30, 2019, including, but not limited to (1) reducing the U.S. Federal corporate tax rate, (2) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that may electively be paid over eight years, and (3) accelerated first year expensing of certain capital expenditures. The Tax Act reduced the U.S. Federal corporate tax rate from 35.0% to 21.0% effective January 1, 2018 for calendar year tax filers. In accordance with Internal Revenue Code Section 15, our fiscal year ended September 30, 2018 had a blended corporate tax rate of 24.5%, which was based on a proration of the applicable tax rates before and after the effective date of the Tax Act. The statutory tax rate of 21.0% applies to our current fiscal 2019.

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

Earnings per share are calculated as follows (share information in thousands):

	Quarter Ended June 30		Year to Date Ended June 30
	2019	2018	2019	2018
Net income	$32.6	$45.2	$124.3	$162.0

Average basic shares outstanding	66,777	66,299	66,822	66,121
Add potential effect of exercise of stock options and other unvested equity awards	669	1,347	662	1,429
Average diluted shares outstanding	67,446	67,646	67,484	67,550

Net income per basic common share	$0.49	$0.68	$1.86	$2.45

Net income per diluted common share	$0.48	$0.67	$1.84	$2.40

Shares with anti-dilutive effect excluded from the computation of diluted EPS	258	273	299	249

Note 12. Common Stock

The stock-based compensation cost that was charged against income for all plans was $10.0 million and $5.8 million in the quarterly periods ended June 30, 2019 and 2018. The stock-based compensation cost that was charged against income for all plans was $26.9 million and $21.6 million in the year to date periods ended June 30, 2019 and 2018.

In connection with employees satisfying payroll tax withholding obligations for restricted stock distributions, we purchased 44,647 shares of our common stock for $4.2 million in the year to date period ended June 30, 2019, and 87,749 shares for $7.4 million in the year to date period ended June 30, 2018.

We purchased 792,264 shares of our common stock in the open market under our share repurchase program for $75.0 million in the year to date period ended June 30, 2019. We did not repurchase shares in the quarter ended June 30, 2019 in the open market.

As of June 30, 2019, a cumulative total of $250.3 million of our share repurchase program had been used, leaving us with the ability to repurchase shares with a value of $89.7 million. This program does not have an expiration date and there are no plans to terminate this program in the future.

Note 13. Warranties and Guarantees

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

A rollforward of changes in the warranty reserve for the periods covered in this report is as follows:

	Quarter Ended June 30		Year to Date Ended June 30
	2019	2018	2019	2018
Balance as of beginning of period	$24.5	$25.0	$20.5	$25.5
Provision for warranties in the period	9.9	2.1	19.1	9.6
Warranty reserves assumed[1]	—	—	2.8	—
Warranty claims in the period	(4.5)	(3.8)	(12.5)	(11.8)
Balance as of end of period	$29.9	$23.3	$29.9	$23.3

1As a result of the asset acquisition in our Front Line Care segment discussed in Note 4.

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

Note 14. Segment Reporting

We disclose segment information that is consistent with the way in which management operates and views the business. Our operating structure contains the following reportable segments:

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

	Quarter Ended June 30		Year to Date Ended June 30
	2019	2018	2019	2018
Net revenue:
Patient Support Systems	$374.5	$359.7	$1,075.1	$1,049.1
Front Line Care	244.4	239.0	720.9	701.5
Surgical Solutions	107.9	109.9	328.5	338.2
Total net revenue	$726.8	$708.6	$2,124.5	$2,088.8

Divisional income:
Patient Support Systems	$81.9	$71.3	$208.5	$191.9
Front Line Care	70.2	62.2	197.2	178.1
Surgical Solutions	17.8	11.4	44.2	36.6

Other operating costs:
Non-allocated operating costs, administrative costs, and other	93.8	52.4	210.2	165.5
Special charges	6.2	14.0	17.7	64.4
Operating profit	69.9	78.5	222.0	176.7

Interest expense	(23.1)	(24.2)	(66.2)	(71.5)
Investment income (expense) and other, net	(1.1)	1.2	0.2	2.6
Income before income taxes	$45.7	$55.5	$156.0	$107.8

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

Hill-Rom Holdings, Inc. (the “Company,” “Hillrom,” “we,” “us,” or “our”) was incorporated on August 7, 1969 in the State of Indiana and is headquartered in Chicago, Illinois. We are a global medical technology leader whose approximately 10,000 employees have a single purpose: enhancing outcomes for patients and their caregivers by advancing connected care. Around the world, our innovations touch over 7 million patients each day. Our products and services help enable earlier diagnosis and treatment, optimize surgical efficiency and accelerate patient recovery while simplifying clinical communication and shifting care closer to home. We make these outcomes possible through connected smart beds, patient lifts, patient assessment and monitoring technologies, caregiver collaboration tools, respiratory care devices, advanced operating room equipment and more, delivering actionable, real-time insights at the point of care.

Use of Non-GAAP Financial Measures

The accompanying Condensed Consolidated Financial Statements, including the related notes, are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). In addition to the results reported in accordance with GAAP, we routinely provide gross margin, operating margin, income tax expense and earnings per diluted share results on an adjusted basis because we believe these measures contribute to an understanding of our financial performance, provide additional analytical tools to understand our results from core operations and reveal underlying operating trends. These measures exclude strategic developments, acquisition and integration costs and related fair value adjustments, gains and losses associated with disposals of businesses or significant product lines, regulatory costs related to updating existing product registrations to comply with the European Medical Device Regulations, Special charges as described in Note 9 of our Condensed Consolidated Financial Statements in this Form 10-Q, the transitional impacts of the U.S. Tax Cuts and Jobs Act (the “Tax Act”), change in tax accounting methods, and other tax law changes as described in Note 10 of our Condensed Consolidated Financial Statements in this Form 10-Q, expenses associated with these tax items, the impacts of significant litigation matters or other unusual events. We also exclude expenses associated with the amortization of purchased intangible assets. These adjustments are made to allow investors to evaluate and understand operating trends excluding their impact on operating income and earnings per diluted share.

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

Results of Operations

In this section, we provide an overview of our results of operations. We disclose segment information that is consistent with the way in which management operates and views the business. Our operating structure contains the following reportable segments:

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

Net Revenue

					U.S.	OUS
	Quarter Ended June 30		Change As Reported	Constant Currency	Change As Reported	Change As Reported	Constant Currency
	2019	2018
Net Revenue:
Product sales and service	$653.0	$617.6	5.7%	7.0%	12.6%	(8.2)%	(4.3)%
Rental revenue	73.8	91.0	(18.9)%	(18.5)%	(20.4)%	(7.2)%	(2.9)%
Total net revenue	$726.8	$708.6	2.6%	3.8%	7.2%	(8.1)%	(4.2)%

Net Revenue:
Patient Support Systems	$374.5	$359.7	4.1%	5.2%	8.3%	(8.1)%	(4.0)%
Front Line Care	244.4	239.0	2.3%	3.3%	5.3%	(5.0)%	(1.4)%
Surgical Solutions	107.9	109.9	(1.8)%	0.2%	8.3%	(12.2)%	(8.1)%
Total net revenue	$726.8	$708.6	2.6%	3.8%	7.2%	(8.1)%	(4.2)%

OUS - Outside of the United States

The following table reflects sales growth data for the quarter ended June 30, 2019 excluding the impacts of the adoption of ASC 606 to supplement our discussion and analysis of net revenue by quantifying and excluding the impact of the adoption of this rule for revenue streams and reportable segments:

	Quarter Ended June 30		Change	Constant Currency	U.S.	OUS
	Adjusted 2019[1]	2018			Change	Change	Constant Currency
Net Revenue:
Product sales and service	$625.8	$617.6	1.3%	2.6%	6.0%	(8.2)%	(4.2)%
Rental revenue	97.5	91.0	7.1%	7.6%	9.1%	(8.2)%	(3.5)%
Total net revenue	$723.3	$708.6	2.1%	3.3%	6.5%	(8.2)%	(4.2)%

Net Revenue:
Patient Support Systems	$371.2	$359.7	3.2%	4.3%	7.1%	(8.2)%	(4.0)%
Front Line Care	244.2	239.0	2.2%	3.2%	5.1%	(5.0)%	(1.4)%
Surgical Solutions	107.9	109.9	(1.8)%	0.2%	8.3%	(12.2)%	(8.1)%
Total net revenue	$723.3	$708.6	2.1%	3.3%	6.5%	(8.2)%	(4.2)%

OUS - Outside of the United States
[1]Adjusted to remove the impacts of ASC 606. See Note 1, Summary of Significant Accounting Policies, and Note 2, Revenue Recognition, of our Condensed Consolidated Financial Statements in this Form 10-Q for additional information on the impact of adopting ASC 606.

					U.S.	OUS
	Year to Date Ended June 30		Change As Reported	Constant Currency	Change As Reported	Change As Reported	Constant Currency
	2019	2018
Net Revenue:
Product sales and service	$1,901.1	$1,803.5	5.4%	6.9%	11.8%	(6.1)%	(1.8)%
Rental revenue	223.4	285.3	(21.7)%	(21.1)%	(23.2)%	(10.1)%	(5.1)%
Total net revenue	$2,124.5	$2,088.8	1.7%	3.1%	5.6%	(6.3)%	(2.0)%

Net Revenue:
Patient Support Systems	$1,075.1	$1,049.1	2.5%	3.7%	5.9%	(6.7)%	(2.1)%
Front Line Care	720.9	701.5	2.8%	3.9%	5.0%	(2.4)%	1.5%
Surgical Solutions	328.5	338.2	(2.9)%	(0.6)%	5.5%	(10.4)%	(6.0)%
Total net revenue	$2,124.5	$2,088.8	1.7%	3.1%	5.6%	(6.3)%	(2.0)%

OUS - Outside of the United States

The following table reflects sales growth data for the year to date period ended June 30, 2019 excluding the impacts of the adoption of ASC 606 to supplement our discussion and analysis of net revenue by quantifying and excluding the impact of the adoption of this rule for revenue streams and reportable segments:

	Year to Date Ended June 30		Change	Constant Currency	U.S.	OUS
	Adjusted 2019[1]	2018			Change	Change	Constant Currency
Net Revenue:
Product sales and service	$1,821.8	$1,803.5	1.0%	2.6%	5.0%	(6.2)%	(1.8)%
Rental revenue	296.2	285.3	3.8%	4.4%	5.7%	(10.3)%	(5.3)%
Total net revenue	$2,118.0	$2,088.8	1.4%	2.8%	5.1%	(6.4)%	(2.0)%

Net Revenue:
Patient Support Systems	$1,070.4	$1,049.1	2.0%	3.4%	5.4%	(6.8)%	(1.9)%
Front Line Care	719.1	701.5	2.5%	3.6%	4.6%	(2.4)%	1.3%
Surgical Solutions	328.5	338.2	(2.9)%	(0.6)%	5.5%	(10.4)%	(6.0)%
Total net revenue	$2,118.0	$2,088.8	1.4%	2.8%	5.1%	(6.4)%	(2.0)%

OUS - Outside of the United States
[1]Adjusted to remove the impacts of ASC 606. See Note 1, Summary of Significant Accounting Policies, and Note 2, Revenue Recognition, of our Condensed Consolidated Financial Statements in this Form 10-Q for additional information on the impact of adopting ASC 606.

Consolidated Revenue

Product sales and service revenue increased 5.7% and 5.4% on a reported basis, or 7.0% and 6.9% on a constant currency basis, for the quarter and year to date periods ended June 30, 2019 primarily due to the reclassification of $23.5 million and $71.0 million of certain revenue streams to Product sales and services for the quarter and year to date periods ended June 30, 2019 as a result of adopting ASC 606, as well as strong new product growth in the United States and incremental revenue from our Voalte, Inc. (“Voalte”) acquisition. These growth drivers were partly offset by declines in our surgical original equipment manufacturer (“OEM”) business and recently divested third-party surface business.

Rental revenue decreased 18.9% and 21.7% on a reported basis, or 18.5% and 21.1% on a constant currency basis, for the quarter and year to date periods ended June 30, 2019 primarily due to the reclassification of $23.5 million and $71.0 million of certain revenue streams to Product sales and services for the quarter and year to date periods ended June 30, 2019 as a result of adopting ASC 606 as well as the divestiture of our third-party rental business in fiscal 2018.

Excluding the impact of adopting ASC 606, revenue increased 2.1% and 1.4% on a reported basis, or 3.3% and 2.8% on a constant currency basis, for the quarter and year to date periods ended June 30, 2019, primarily due to strong new product growth and the incremental revenue from our Voalte acquisition. These growth drivers were partly offset by declines in our surgical OEM business and recently divested businesses. Revenue for the quarter and year to date periods ended June 30, 2019 does not reflect approximately $3.3 million of revenue that was eliminated in fair value purchase accounting adjustments to deferred revenue related to the Voalte acquisition.

Business Segment Revenue

Patient Support Systems revenue increased 4.1% and 2.5% on a reported basis, or 5.2% and 3.7% on a constant currency basis, for the quarter and year to date periods ended June 30, 2019 compared to the prior year periods. The increases in the quarter and year to date periods were driven by strong growth in med-surg frames, clinical workflow solutions and safe patient handling equipment in the United States, as well as incremental revenue from our Voalte acquisition. Growth in the United States was partly offset by lower sales OUS due to large projects in the prior year. Revenue was also higher by $3.3 million and $4.7 million for the quarter and year to date periods ended June 30, 2019 under ASC 606 in comparison to previous accounting guidance. Under ASC 606 the performance obligation for revenue related to certain products was determined to be a fully installed system whereas historically, this obligation was accounted for as a multiple element arrangement and revenue was recognized upon delivery of hardware and software and the remainder when installation was complete. Revenue for the quarter and year to date periods ended June 30, 2019 does not reflect approximately $3.3 million of revenue that was eliminated in fair value purchase accounting adjustments to deferred revenue related to the Voalte acquisition.

Front Line Care revenue increased 2.3% and 2.8% on a reported basis, or 3.3% and 3.9% on a constant currency basis, for the quarter and year to date periods ended June 30, 2019 compared to the prior year periods. These improvements were primarily due to strong growth in our respiratory care business due to the launch of new products. Revenue was also higher by $0.2 million and $1.8 million for the quarter and year to date periods ended June 30, 2019 under ASC 606 in comparison to previous accounting guidance. Revenue related to certain products is required to be accelerated under ASC 606 compared to historical practice as we have no on-going performance obligation after delivery of the product to the customer, whereas previously this revenue was recognized over the period the Company was reimbursed by third parties.

Surgical Solutions revenue decreased 1.8% and 2.9% on a reported basis, or increased 0.2% and decreased 0.6% on a constant currency basis, for the quarter and year to date periods ended June 30, 2019 compared to the prior year periods. These decreases were mainly due to declines in our international OEM business.

Gross Profit

	Quarter Ended June 30		Year to Date Ended June 30
	2019	2018	2019	2018
Gross Profit
Product sales and service	$320.7	$300.1	$929.8	$868.2
Percent of Related Net Revenue	49.1%	48.6%	48.9%	48.1%

Rental	35.9	47.9	109.4	149.8
Percent of Related Net Revenue	48.6%	52.6%	49.0%	52.5%

Total Gross Profit	$356.6	$348.0	$1,039.2	$1,018.0
Percent of Total Net Revenue	49.1%	49.1%	48.9%	48.7%

Product sales and service gross margin increased 50 and 80 basis points for the quarter and year to date periods ended June 30, 2019 compared to the prior year periods primarily due to product mix, cost reductions and the reclassification of products previously classified as rental revenue due to the adoption of ASC 606, offset by voluntary field corrective action costs of $5.6 million incurred to address two product performance matters outside of normal warranty provisions.

Rental gross margin decreased 400 and 350 basis points for the quarter and year to date periods ended June 30, 2019 compared to the prior year periods primarily due to the reclassification of products previously classified as rental revenue due to the adoption of ASC 606.

Operating Expenses

	Quarter Ended June 30		Year to Date Ended June 30
	2019	2018	2019	2018
Research and development expenses	$34.1	$33.6	$103.9	$100.6
Percent of Total Net Revenue	4.7%	4.7%	4.9%	4.8%

Selling and administrative expenses	$246.4	$221.9	$695.6	$676.3
Percent of Total Net Revenue	33.9%	31.3%	32.7%	32.4%

Research and development expenses increased 1.5% and 3.3% for the quarter and year to date periods ended June 30, 2019 compared to the prior year periods due to continued investment in new products. As a percentage of revenue, research and development expenses remained relatively consistent.

As a percentage of total net revenue, selling and administrative expenses increased in the quarter and year to date periods ended June 30, 2019 compared to the prior year periods. Selling and administrative expenses include acquisition-related intangible asset amortization, acquisition and integration costs and costs related to tax law changes totaling $44.5 million and $105.4 million for the quarter and year to date periods ended June 30, 2019. Selling and administrative expenses include acquisition-related intangible asset amortization, acquisition and integration costs and significant litigation related costs totaling $30.2 million and $95.5 million for the quarter and year to date periods ended June 30, 2018. Excluding these items, as a percentage of total revenue, selling and administrative expenses increased 5.3% and 1.6% for the quarter and year to date periods ended June 30, 2019 compared to the prior year periods due to our recent acquisition of Voalte and investments in our sales and marketing activities.

Business Segment Divisional Income

	Quarter Ended June 30		Change	Year to Date Ended June 30		Change
	2019	2018		2019	2018
Divisional income:
Patient Support Systems	$81.9	$71.3	14.9%	$208.5	$191.9	8.7%
Front Line Care	70.2	62.2	12.9%	197.2	178.1	10.7%
Surgical Solutions	17.8	11.4	56.1%	44.2	36.6	20.8%

Refer to Note 14 of our Condensed Consolidated Financial Statements in this Form 10-Q for a description of how divisional income is determined.

Patient Support Systems divisional income increased 14.9% and 8.7% for the quarter and year to date periods ended June 30, 2019 compared to the prior year periods primarily due to revenue growth in the United States, and lower operating expenses as a percentage of revenue.

Front Line Care divisional income increased 12.9% and 10.7% for the quarter and year to date periods ended June 30, 2019 compared to the prior year periods as a result of revenue growth and higher margins from new products.

Surgical Solutions divisional income increased 56.1% and 20.8% for the quarter and year to date periods June 30, 2019 compared to the prior year period as a result of cost and operating expense reductions.

Special Charges and Other

	Quarter Ended June 30		Year to Date Ended June 30
	2019	2018	2019	2018
Special charges	$6.2	$14.0	$17.7	$64.4

Interest expense	$(23.1)	$(24.2)	$(66.2)	$(71.5)
Investment income (expense) and other, net	$(1.1)	$1.2	$0.2	$2.6

In connection with various organizational changes to improve our business alignment and cost structure, we recognized Special charges of $6.2 million and $14.0 million for the quarters ended June 30, 2019 and 2018, and $17.7 million and $64.4 million for the year to date periods ended June 30, 2019 and 2018. These charges relate to the initiatives described in Note 9 of our Condensed Consolidated Financial Statements in this Form 10-Q.

Interest expense was lower in the quarter and year to date periods ended June 30, 2019 due to a decrease in long-term debt compared to the prior year periods and the impact of our cross-currency swaps entered into in July 2018. See Note 6 of our Condensed Consolidated Financial Statements in this Form 10-Q for additional information.

Investment income (expense) and other, net decreased in the quarter and year to date periods ended June 30, 2019 primarily due to unfavorable movements in foreign exchange rates and the gain we recorded related to the working capital settlement of the Völker disposition in the prior year period.

Income Tax Expense

The effective tax rate for the quarter ended June 30, 2019 was 28.7% compared to 18.6% for the comparable period in the prior year due primarily to the difference in the discrete tax benefits realized in each period. The current period rate was unfavorably impacted by $3.0 million of net discrete tax expense, including $5.2 million of unfavorable uncertain tax positions primarily associated with a domestic tax reserve for a position related to the Transition Tax, offset by $2.2 million of other favorable discrete benefits. This compares to $2.7 million of discrete tax benefits in the comparable prior year period which primarily included excess tax benefits on deductible stock compensation and differences between our prior year tax provisions and our filed returns.

The effective tax rate for the year to date period ended June 30, 2019 was 20.3% compared to (50.3)% for the comparable period in the prior year due primarily to tax benefits recorded in the prior period related to the Tax Act. The year to date period rate was favorably impacted by $1.5 million of net discrete tax benefits primarily related to $2.6 million of excess tax benefits on deductible stock compensation and $3.3 million of other favorable discrete items, offset by $4.4 million of unfavorable changes to uncertain tax positions. This compares to $78.3 million of discrete tax benefits in the prior year to date period primarily related to the Tax Act and a change in tax accounting method for historical currency losses.

The adjusted effective tax rate for the quarter and year to date periods ended June 30, 2019 was 20.8% and 20.3% compared to 21.7% and 20.8% for the prior year periods. The lower adjusted tax rate in the current year is primarily due to the reduction in the U.S. federal corporate tax rate from Tax Act legislation partially offset by lower excess tax benefits on deductible stock compensation.

Earnings per Share

Diluted earnings per share decreased from $0.67 to $0.48 for the quarter ended June 30, 2019 primarily due to an increase in Selling and administrative expenses in the current quarter as compared to the prior year period. Selling and administrative expenses include acquisition-related intangible asset amortization, acquisition and integration costs and costs related to tax law changes.

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

	Quarter Ended June 30, 2019				Quarter Ended June 30, 2018
	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS
GAAP Basis	9.6%	$45.7	$13.1	$0.48	11.1%	$55.5	$10.3	$0.67
Adjustments:
Acquisition and integration costs and related fair value adjustments	1.9%	13.9	2.8	0.16	0.4%	2.7	0.7	0.03
Acquisition-related intangible asset amortization	4.0%	29.3	7.4	0.33	3.7%	26.8	7.4	0.28
Field corrective actions	0.8%	5.6	1.4	0.06	—%	—	—	—
Regulatory compliance costs	0.6%	4.6	1.1	0.05	0.1%	0.6	0.2	0.01
Special charges	0.9%	6.2	1.5	0.07	2.0%	14.0	4.1	0.14
Tax law and method changes	—%	—	(5.4)	0.08	—%	0.1	(1.1)	0.02
Adjusted Basis	17.8%	$105.3	$21.9	$1.23	17.3%	$99.7	$21.6	$1.15

Related fair value adjustments of $5.3 million represent purchase accounting adjustments for deferred revenue and contingent consideration associated with our business combinations in Note 4 of our Condensed Consolidated Financial Statements in this Form 10-Q.

	Year to Date Ended June 30, 2019				Year to Date Ended June 30, 2018
	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS
GAAP Basis	10.5%	$156.0	$31.7	$1.84	8.5%	$107.8	$(54.2)	$2.40
Adjustments:
Acquisition and integration costs and related fair value adjustments	0.7%	15.7	3.2	0.19	0.3%	7.3	1.9	0.08
Acquisition-related intangible asset amortization	3.9%	82.3	19.7	0.93	3.8%	80.5	20.9	0.88
Field corrective actions	0.3%	5.6	1.4	0.06	—%	—	—	—
Regulatory compliance costs	0.5%	10.7	2.7	0.12	0.1%	1.8	0.5	0.02
Litigation expenses	—%	—	—	—	0.3%	5.8	1.5	0.06
Special charges	0.8%	17.7	4.3	0.20	3.1%	64.4	17.3	0.70
Tax law and method changes	—%	—	(4.4)	0.06	—%	0.1	67.7	(1.00)
Gain on disposition	—%	—	—	—	—%	(1.0)	—	(0.01)
Adjusted Basis	16.7%	$288.0	$58.6	$3.40	16.1%	$266.7	$55.6	$3.13

Related fair value adjustments of $5.3 million represent purchase accounting adjustments for deferred revenue and contingent consideration associated with our business combinations in Note 4 of our Condensed Consolidated Financial Statements in this Form 10-Q.

Liquidity and Capital Resources

	Year to Date Ended June 30
	2019	2018
Cash Flows Provided By (Used In):
Operating activities	$301.1	$249.8
Investing activities	(267.9)	(64.7)
Financing activities	(11.9)	(166.0)
Effect of exchange rate changes on cash	(1.7)	(4.4)
Increase in Cash and cash equivalents	$19.6	$14.7

Operating Activities

Cash provided by operating activities increased $51.3 million compared to the prior year due to higher operating profit and working capital improvements. Net income in the prior year period was impacted by the non-cash incremental tax benefits recorded related to the Tax Act, offset by a net loss on disposition of businesses of $22.4 million. See Note 10 and Note 4 of our Condensed Consolidated Financial Statements in this Form 10-Q for information on the Tax Act and the net loss on disposition of businesses.

Investing Activities

Cash used in investing activities was $267.9 million in the year to date period ended June 30, 2019, primarily driven by our acquisition of Voalte for consideration of $175.8 million, net of cash acquired, as described in Note 4 of our Condensed Consolidated Financial Statements in this Form 10-Q. We also acquired non-marketable equity securities of $26.6 million as described in Note 3, as well as the right to use patented technology and certain related assets from a supplier in our Front Line Care segment of $17.1 million, as described in Note 4. For the year to date period ended June 30, 2018, cash used in investing activities was $64.7 million, primarily consisting of capital expenditures of $71.9 million.

Financing Activities

Cash used in financing activities was $11.9 million in the year to date period ended June 30, 2019, primarily driven by purchases of our common stock under our share repurchase program of $75.0 million as described in Note 12 of our Condensed Consolidated Financial Statements in this Form 10-Q as well as dividend payments of $41.4 million. These cash uses were partly offset by additional net borrowings on our various borrowing facilities of $94.0 million. For the year to date period ended June 30, 2018, cash used in financing activities was $166.0 million, primarily driven by net payments on our various borrowing facilities of $138.9 million and dividend payments of $38.4 million. See Note 6 of our Condensed Consolidated Financial Statements in this Form 10-Q for information on our financing agreements.

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

On April 1, 2019, we completed the acquisition of Voalte for total aggregate consideration of $181.0 million, comprised of $175.8 million cash and $5.2 million of contingent consideration measured at fair value as of the acquisition date. The purchase price is subject to certain post-closing adjustments. Contingent consideration is payable of up to $15.0 million based upon the achievement of certain commercial milestones.

In August 2019, we completed a divestiture to sell certain of our surgical consumable products and related assets for a purchase price of $170.0 million in cash, subject to certain post-closing adjustments, pursuant to a stock purchase agreement dated July 9, 2019. We expect to record a loss on this divestiture of approximately $20.0 million, including transaction costs of approximately $4.0 million.

On August 1, 2019, we entered into a definitive agreement to acquire Breathe Technologies, Inc., a developer and manufacturer of a patented wearable, non-invasive ventilation technology that supports improved patient mobility, for cash consideration of $130.0 million. We expect the transaction to close during our fiscal fourth quarter of 2019, subject to customary closing conditions.

We purchased 792,264 shares of our common stock in the open market under our share repurchase program for $75.0 million in the year to date period ended June 30, 2019. We did not repurchase shares in the quarter ended June 30, 2019 in the open market. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under our financing agreements, share price and other factors.

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

We continue to expect capital spending in fiscal 2019 to be approximately $80.0 million.

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

As of June 30, 2019, approximately 76.4% of our cash and cash equivalents were held by our foreign subsidiaries. As of June 30, 2019, our practice and intention was to reinvest the earnings in our non-U.S. subsidiaries outside of the United States.

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

Our management, with the supervision and participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2019.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (2)
April 1, 2019 - April 30, 2019	778	$101.56	—	$89.7
May 1, 2019 - May 31, 2019	734	$100.17	—	$89.7
June 1, 2019 - June 30, 2019	—	$—	—	$89.7
Total	1,512		—

(1)	Shares purchased in the quarter ended June 30, 2019 were in connection with employee payroll tax withholding for restricted stock distributions.

(2)
In September 2013, the Board approved an expansion of its previously announced share repurchase authorization to a total of $190.0 million. In November 2017, the Board approved an increase to the share repurchase program in an amount of $150.0 million. As of June 30, 2019, a cumulative total of $250.3 million had been used, leaving us with availability of $89.7 million under the share repurchase programs. The program does not have an expiration date and currently there are no plans to terminate this program in the future.

Item 6.	EXHIBITS

A.	Exhibits

10.1	Residential Lease Agreement between Hill-Rom Holdings, Inc. and Andreas Frank dated May 1, 2019

10.2
Third Amendment to the Credit Agreement dated as of June 28, 2019, among the Company, as borrower, guarantors party hereto, the consenting lenders and JPMorgan Chase Bank, N.A., as administrative agent

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

HILL-ROM HOLDINGS, INC.
(Registrant)

DATE: August 2, 2019	By:	/s/ Barbara W. Bodem
	Name: Title:	Barbara W. Bodem Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)