Form 10-K
period 2019-09-30
Hill-Rom Holdings, Inc.
filed 2019-11-15
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2019
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
Yes ☐                       No ☑
The aggregate market value of the registrant’s voting common equity, held by non-affiliates of the registrant, was approximately $7.1 billion, based on the closing sales price of $105.86 per share as of March 29, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter). There is no non-voting common equity held by non-affiliates.
The registrant had 66,762,085 shares of its common stock, without par value, outstanding as of November 11, 2019.

Documents incorporated by reference.
Certain portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on February 26, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K.

HILL-ROM HOLDINGS, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended September 30, 2019

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, with respect to general economic conditions, our financial condition, results of operations, cash flows and business and our expectations or beliefs concerning future events, including the demand for our products, the ability to operate our manufacturing sites at full capacity, future supplies of raw materials for our operations, product launches, share repurchases, international market conditions, expectations regarding our liquidity, our capital spending, plans for future acquisitions and divestitures, and our operating plans. These forward-looking statements can generally be identified by phrases such as we or our management “expects,” “anticipates,” “believes,” “estimates,” “intends,” “plans to,” “ought,” “could,” “will,” “should,” “likely,” “appears,” “projects,” “forecasts,” “outlook” or other similar words or phrases. There are inherent risks and uncertainties in any forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements. All statements that address our future operating performance or events or developments that we expect or anticipate will occur in the future are forward-looking statements.

Our forward-looking statements are based on management’s expectations and beliefs as of the time this Form 10-K is filed with the Securities and Exchange Commission in the United States (“SEC”) or, with respect to any document incorporated by reference, as of the time such document was prepared. Although we believe that our expectations are reasonable, we can give no assurance that these expectations will prove to have been correct, and actual results may vary materially due to various factors. These factors include those described in Part I, Item 1A “Risk Factors” of this Form 10-K. Except as required by applicable law or regulations, we undertake no obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or any other developments or changes.

Item 1.	BUSINESS

General

Hill-Rom Holdings, Inc. (the “Company,” “Hillrom,” “we,” “us,” or “our”) was incorporated on August 7, 1969, in the State of Indiana and is headquartered in Chicago, Illinois. We are a global medical technology leader whose approximately 10,000 employees have a single purpose: enhancing outcomes for patients and their caregivers by Advancing Connected Care™. Around the world, our innovations touch over 7 million patients each day. Our products and services help enable earlier diagnosis and treatment, optimize surgical efficiency and accelerate patient recovery while simplifying clinical communication and shifting care closer to home. We make these outcomes possible through connected smart beds, patient lifts, patient assessment and monitoring technologies, caregiver collaboration tools, respiratory health devices, advanced equipment for the surgical space and more, delivering actionable, real-time insights at the point of care.

Segment Information

We disclose segment information that is consistent with the way in which management operates and views the business. Our operating structure contains the following reportable segments:

•
Patient Support Systems – globally provides our med-surg and specialty bed systems and surfaces, safe patient handling equipment and mobility solutions, as well as our care communications platform that delivers software and information technologies to improve care and deliver actionable insight to caregivers and patients.

•
Front Line Care – globally provides patient monitoring and diagnostic technologies, including a diversified portfolio of physical assessment tools that help diagnose, treat and manage a wide variety of illnesses and diseases, including a portfolio of vision care and respiratory health devices.

•	Surgical Solutions – globally provides products that improve safety and efficiency in the surgical space, including tables, lights, pendants, positioning devices and other accessories.

Net revenue, segment profitability and other measures of segment reporting for each reportable segment are set forth in Note 14 of our Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K.

Products and Services

Patient Support Systems. Our innovative patient support systems include a variety of specialty frames and surfaces (such as medical surgical (“med-surg”) beds, intensive care unit beds, and bariatric patient beds), patient mobility solutions (such as lifts and other devices used to safely move patients), non-invasive therapeutic products and surfaces, and our information technologies and software solutions. These patient support systems are sold globally and can be designed for use in high, mid, and low acuity settings, depending on the specific design options, and are built to advance mobility, reduce patient falls and caregiver injuries, improve caregiver efficiency and prevent and care for pressure injuries. In addition, we also sell equipment service contracts for our capital equipment, primarily in the United States. Approximately 51%, 50% and 52% of our revenue in fiscal 2019, 2018 and 2017 was derived from this segment.

Front Line Care. Our Front Line Care products include our patient monitoring and diagnostics products from Welch Allyn and our respiratory health products. Our patient monitoring and diagnostics products from Welch Allyn include products in each of the following four categories: patient exam and diagnostics, patient monitoring, diagnostic cardiology and vision screening and diagnostics. Our respiratory health products include the Vest® System, VitalCough® System, MetaNeb® System, Monarch® System and Life2000® System. These products are designed to assist patients in the mobilization of retained blockages that, if not removed, may lead to increased rates of respiratory infection, hospitalization, and reduced lung function. Front Line Care products are sold globally within multiple care settings including primary care, acute care, extended care and home care (primarily respiratory health products). Approximately 34%, 34%, and 32% of our revenue in fiscal 2019, 2018 and 2017 were derived from products within this segment.

Surgical Solutions. Our Surgical Solutions products include tables, lights, and pendants utilized within the surgical setting. We also offer a range of positioning devices for use in shoulder, hip, spinal and lithotomy surgeries as well as platform-neutral positioning accessories for nearly every model of operating room table. Approximately 15%, 16%, and 16% of our revenue in fiscal 2019, 2018 and 2017 were derived from products within this segment.

We have extensive distribution capabilities and broad reach across all health care settings. We primarily operate in the following channels: (1) sales and rentals of products to acute and extended care facilities worldwide through both a direct sales force and distributors; (2) sales and rentals of products directly to patients in the home; and (3) sales into primary care facilities (primarily Welch Allyn products) through distributors. Through our network of 166 North American and 43 international service centers, and approximately 2,000 service professionals, we provide technical support and services and rapidly deliver our products to customers as-needed, providing our customers flexibility to purchase or rent select products. This extensive network is critical to serving our customers and securing contracts with Group Purchasing Organizations (‘‘GPOs’’) and Integrated Delivery Networks (‘‘IDNs’’).

No single customer represents more than 10% of our revenue.

Raw Materials

Principal materials used in our products for each business segment include carbon steel, aluminum, stainless steel, wood and laminates, petroleum-based products, such as foams and plastics, and other materials, substantially all of which are available from multiple sources. Motors and electronic controls for electrically operated beds and certain other components are purchased from one or more manufacturers.

Prices fluctuate for raw materials and sub-assemblies used in our products based on a number of factors beyond our control. Specifically, the fluctuating prices of certain raw materials, including metals, fuel, plastics and electronic components as well as the impact from incremental China tariff had a direct effect on our profitability. Although we generally have not engaged in hedging transactions with respect to raw material purchases, we have effectively mitigated a portion of the cost pressure through improved operational efficiencies and enhanced supplier management.

Most of our contracts with hospital GPOs and other customers for the sale of products in North America permit us to institute annual list price increases, although we may not always be able to raise prices sufficiently to offset all raw material cost inflation.

Competition

Across our business, we compete on the basis of clinical expertise and resulting product clinical utility and ability to produce favorable outcomes, as well as value, quality, customer service, innovation and breadth of product offerings. We evaluate our competition based on our segments.

The following table displays our significant competitors with respect to each segment:

Segments	Competitors

Patient Support Systems	ArjoHuntleigh Ascom Holding LINET spol. s.r.o. Paramount Rauland, a Division of AMETEK, Inc.	Sizewise Stiegelmeyer Stryker Corporation Vocera

Front Line Care	Electromed, Inc. Exergen Corporation GE Healthcare Heine Optotechnik International Biophysics Corporation Keeler Instruments, Inc. Midmark Corporation	Mindray Medical International OMRON Healthcare, Inc. Philips Resmed Riester Schiller AG

Surgical Solutions	Action Medical Draeger Maquet, a Division of Getinge AB MizuhoOSI	Skytron Steris Stryker Corporation

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

Health Care Regulations

In March 2010, comprehensive health care reform legislation in the United States was signed into law through the passage of the Patient Protection and Affordable Health Care Act and the Health Care and Education Reconciliation Act. The health care industry continues to undergo significant change, both in response to this law and in response to other legislative and regulatory actions. In addition to health care reform, Medicare, Medicaid and managed care organizations, such as health maintenance organizations and preferred provider organizations, traditional indemnity insurers and third-party administrators are under increasing pressure to control costs and limit utilization, while improving quality and health care outcomes. These objectives are being advanced through a variety of reform initiatives including, but not limited to, accountable care organizations, value-based purchasing, bundling initiatives and competitive bidding programs. We are also subject to a number of other regulations around the world related to the sale and distribution of health care products. The potential impact of these regulations to our business is discussed further in Item 1A. Risk Factors and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-K.

Product Development

We pursue development of new products and product improvements internally. We maintain professional working relationships with various medical professionals who assist in product research and development. New and improved products play a critical role in our sales growth. We continue to place emphasis on the development of proprietary products and product improvements to complement and expand our existing product lines. Our significant research and development activities are located in Acton, Massachusetts; Batesville, Indiana; Cary, North Carolina; Irvine, California; Milwaukee, Wisconsin; Sarasota, Florida; Skaneateles Falls, New York; Bologna, Italy; Pluvigner, France; Singapore; and Saalfeld and Puchheim, Germany.

Research and development is expensed as incurred. Research and development expense in fiscal 2019, 2018 and 2017 was $139.5 million, $135.6 million and $133.7 million.

In addition, certain software development technology costs for software to be sold or licensed to customers are capitalized as intangibles and are amortized over a period of three to five years once the software is ready for its intended use. The amounts capitalized in fiscal 2019, 2018 and 2017 were approximately $8.0 million, $2.4 million and $2.3 million.

Patents, Trademarks and Trade Names

We own, and may license from others, a number of patents on our products and manufacturing processes, but we do not believe any single patent or related group of patents is of material significance to any business segment or our business as a whole. We also own a number of trademarks, trade names and service marks relating to our products and services. Except for the marks “HillromTM”, “Hill-Rom®” and “Welch Allyn®”, we do not believe any single trademark, trade name or service mark is of material significance to any business segment or our business as a whole.

Foreign Operations

Information about our foreign operations is set forth in tables relating to geographic information in Note 14 of our Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K.

Employees

As of September 30, 2019, we had approximately 10,000 employees worldwide. Approximately 8% of our employees in the United States (including contingent workers) work under collective bargaining agreements. We have not experienced a work stoppage in the United States in over 40 years, and we believe that our employee relations are satisfactory. The two collective bargaining agreements at our primary U.S. manufacturing facility expire in January 2021 and January 2022, respectively. We are also subject to various collective bargaining arrangements and/or national trade union agreements outside the United States. Approximately 51% of our employees outside the United States (including contingent workers) work under such arrangements. Refer to Item 1A. Risk Factors in this Form 10-K for additional information about our employees.

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

John P. Groetelaars, 53, was elected President and Chief Executive Officer of Hillrom, effective May 2018. Previously, Mr. Groetelaars was Executive Vice President and President of Becton, Dickinson and Company’s (“BD”) Interventional Segment. Prior to the BD acquisition of C.R. Bard, Mr. Groetelaars was Group President at Bard, which he had joined in 2008. He previously held positions of increasing responsibility with Boston Scientific Corporation, Guidant Corporation and Eli Lilly.

Barbara W. Bodem, 51, was elected Senior Vice President and Chief Financial Officer, effective December 2018. Before joining Hillrom, she served as Senior Vice President, Finance at Mallinckrodt. Previously, she served in a variety of senior finance roles for Hospira, Inc. and Eli Lilly, including serving as CFO of Lilly Oncology.

Amy Dodrill, 46, was elected Senior Vice President and President, Surgical Solutions, effective June 2019. She had previously served as Vice President of our U.S. Surgical Solutions sales operations and prior to that, as an area vice president in our Patient Support Systems business since joining Hillrom in October 2011. Before joining Hillrom, she held several senior leadership roles at DynaVox Systems LLC and GE Healthcare.

Andreas G. Frank, 43, was elected Senior Vice President and President, Front Line Care, effective December 2018. He previously served as Chief Transformation Officer and Senior Vice President Corporate Development and Strategy, since joining Hillrom in October 2011. Before joining Hillrom, he was Director, Corporate Development at Danaher Corporation. Previously, he worked in the Corporate Finance and Strategy practice at the consulting firm McKinsey & Company.

Paul Johnson, 54, was elected as Senior Vice President and President of Patient Support Systems, effective November 2016. He had previously served as President, PSS North America, since joining Hillrom in February 2013. Before joining Hillrom, he held various commercial leadership positions at Life Technologies and GE Healthcare.

Mary Kay Ladone, 53, was elected Senior Vice President, Corporate Development, Strategy and Investor Relations, effective December 2018. She previously served as Vice President, Investor Relations, since joining Hill-Rom in July 2016. Before joining Hillrom, she served as Senior Vice President, Investor Relations, of Baxalta Incorporated. Previously, she served in a variety of senior finance, business development and investor relations roles for Baxter International.

Kenneth Meyers, 57, was elected Senior Vice President and Chief Human Resources Officer, effective September 2015. Before joining Hillrom, he was Senior Vice President and Chief Human Resources Officer at Hospira, Inc. Previously, he was a partner at Mercer / Oliver Wyman Consulting. Prior to Mercer / Oliver Wyman, he served as Senior Vice President, Human Resources, for Starbucks International.

Deborah M. Rasin, 53, was elected Senior Vice President, Chief Legal Officer and Secretary, effective January 2016. Before joining Hillrom, she was General Counsel for Dentsply International Inc. Previously, she served as General Counsel at Samsonite Corporation and as a senior attorney at General Motors.

Richard M. Wagner, 51, was elected Vice President, Controller and Chief Accounting Officer, effective May 2018. Before joining Hillrom, he was Vice President, Finance at Cree, Inc. and prior to that role, he served as Vice President, Corporate Controller at Dentsply Sirona, Inc.

Availability of Reports and Other Information

Our website is www.hillrom.com. We make available on this website, free of charge, access to our annual, quarterly and current reports and other documents we file with, or furnish to, the SEC as soon as practicable after such reports or documents are filed or furnished. We also make available on our website position specifications for the Chairperson, members of the Board of Directors (“Board”) and the Chief Executive Officer, our Global Code of Conduct (and any amendments or waivers), the Corporate Governance Standards of our Board and the charters of each of the standing committees of the Board. All of these documents are also available to shareholders in print upon request.

Item 1A.	RISK FACTORS

Our business involves risks. The following information about these risks should be considered carefully together with the other information contained herein. The risks described below are not the only risks faced by Hillrom. Additional risks not currently known or considered immaterial also might result in adverse effects on our business. Any of these risks could have a material adverse impact on our business, financial condition, or future results. The order in which these factors appear should not be construed to indicate their relative importance or priority.

We face significant uncertainty in our industry due to government health care reform, medical device tax provisions in healthcare reform laws, changes in Medicare, Medicaid and other governmental medical program reimbursements, and we cannot predict how these reforms will impact our operating results.

In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation through the passage of the Patient Protection and Affordable Health Care Act (H.R. 3590) and the Health Care and Education Reconciliation Act (H.R. 4872) (collectively, “the Healthcare Reform Act”). The Healthcare Reform Act imposes on medical device manufacturers, such as Hillrom, a 2.3% excise tax on U.S. sales of certain medical devices. While the excise tax has been suspended until the end of 2019, absent further legislative action, it will be reinstated in 2020, which could have an adverse impact on our business, results of operations and cash flows. Further, we cannot predict with certainty what additional health care initiatives, if any, will be implemented at the federal or state level, or what the ultimate effect of federal health care reform or any future legislation or regulation will have on us. Globally, managed care organizations, such as Medicare and Medicaid in the United States, are facing increasing pressure to both control health care utilization and to limit reimbursement. Changes in reimbursement programs or their regulations, including retroactive and prospective rate and coverage criteria changes, competitive bidding for certain products and services, and other changes intended to reduce expenditures (domestically or internationally), could adversely affect the portions of our businesses that are dependent on third-party reimbursement or direct governmental payments. Moreover, to the extent that our customers experience reimbursement pressure resulting in lower revenue for them, their demand for our products and services might decrease. The impact of the above mentioned items could have a material adverse impact on our business, results of operations and cash flows.
Failure by us or our suppliers to comply with FDA regulations and similar foreign regulations applicable to the products we design, manufacture, install or distribute could expose us to enforcement actions or other adverse consequences.

We design, manufacture, install and distribute medical devices that are regulated by the FDA and similar agencies in other countries. Failure to comply with applicable regulations could result in future product recalls, injunctions preventing the shipment of products or other enforcement actions that could have a material adverse effect on our revenue and profitability. Additionally, certain of our suppliers are subject to FDA regulations. The failure of these suppliers to comply with regulations could adversely affect us as regulatory actions taken by the FDA against those manufacturers can result in product shortages, recalls or modifications. We are also subject to the European Medical Device Regulation, which was adopted by the European Union (“EU”) as a common legal framework for all EU member states. These regulations require companies that wish to manufacture and distribute medical devices in EU member states to meet certain quality system and safety requirements and ongoing product monitoring responsibilities, and obtain a “CE” marking (i.e., a mandatory conformity marking for certain products sold within the European Economic Area) for their products. Various penalties exist for non-compliance with the laws implementing the European Medical Device Regulations which if incurred, could have a material adverse impact on our business, results of operations and cash flows.

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

As of September 30, 2019, we had $2,443.5 million of indebtedness outstanding net of certain issuance costs. As a result of this debt, we have significant demands on our cash resources. The level of debt could, among other things:

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

In addition to the indebtedness we had outstanding as of September 30, 2019, we might incur substantial additional indebtedness in the future, which could cause the related risks to intensify. We may refinance all or a portion of our indebtedness on or before their respective maturities. We cannot provide assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. The terms of any additional debt might give the holders rights, preferences, and privileges senior to those of holders of our common stock, particularly in the event of liquidation. The terms of any new debt might also impose additional and more stringent restrictions on our operations than are currently in place. If we are unable to refinance our debt, we might default under the terms of our indebtedness, which could lead to an acceleration of the required repayment of the outstanding balance. We do not expect that we could repay all of our outstanding indebtedness if the repayment of such indebtedness was accelerated.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under the Senior Secured Credit Facilities will be at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming all loans under the Senior Secured Credit Facilities were fully drawn, each quarter point change in interest rates, excluding the effects of any interest rate swap agreements, would result in a $6.0 million change in annual interest expense on our indebtedness under the Senior Secured Credit Facilities. In the future, we may enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

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

We have in the past, and expect in the future, to grow our business through mergers, acquisitions and other similar business arrangements. We might not be able to identify suitable acquisition candidates or business relationships, negotiate acceptable terms or receive necessary financing on acceptable terms for such acquisitions or relationships. Additionally, we might become responsible for liabilities associated with businesses that we acquire to the extent they are not covered by indemnification from the sellers or by insurance. Even if we can consummate acquisitions, such acquisitions could be dilutive to earnings and might not be successfully integrated to fully realize the expected benefits. Our integration efforts might also divert management and other resources from other important matters, and we could experience delays or unusual expenses in the integration process, including intangible asset impairments, which could result in significant charges in our Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K. Moreover, the margins for these companies might differ from our historical gross and operating margins resulting in a material adverse effect on our results of operations.

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

Our primary pension plan invests in a variety of equity and debt securities subject to market risks. In addition, our pension plans are underfunded by $69.8 million based on our projected benefit obligation and fair value of plan assets as of September 30, 2019. Market volatility and disruption could cause declines in asset values or fluctuations in assumptions used to value our liability and expenses. If this occurs, we might need to make additional pension plan contributions and our pension expense in future years might increase.

Our business is significantly dependent on major contracts with GPOs, IDNs, and certain other distributors and purchasers.

A majority of our U.S. hospital sales and rentals are made pursuant to contracts with hospital GPOs. At any given time, we are typically at various stages of responding to bids, negotiating and renewing expiring GPO agreements. Failure to be included in certain of these agreements could have a material adverse effect on our business, including product sales and service and rental revenue.

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

Our profitability is affected by the prices and availability of the raw materials and sub-assemblies used in the manufacture of our products. These prices might fluctuate based on many factors beyond our control, including, but not limited to, changes in supply and demand, general economic conditions, labor costs, fuel related delivery costs, competition, and currency exchange rates. Our business is also subject to risks associated with U.S. and foreign legislation, regulations and trade agreements relating to the materials we import, including quotas, duties, tariffs or taxes, and other charges or restrictions on imports, which could adversely affect our operations and our ability to import materials used in our products at current or increased levels. We cannot predict whether additional U.S. and foreign customs quotas, duties (including antidumping or countervailing duties), tariffs, taxes or other charges or restrictions, requirements as to where raw materials must be purchased, additional workplace regulations or other restrictions on our imports will be imposed in the future or adversely modified, or what effect such actions would have on our costs of operations. Future quotas, duties or tariffs may have a material adverse effect on our business, financial condition, results of operations or cash flows. Future trade agreements could also provide our competitors with an advantage over us, or increase our costs, either of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Significant increases in the cost of raw materials or sub-assemblies that cannot be recovered through increases in the prices of our products could adversely affect our results of operations. There can be no assurance that the marketplace will support higher prices or that such prices and productivity gains will fully offset any commodity cost increases in the future. We generally have not engaged in hedging transactions with respect to raw material purchases but do enter into fixed price supply contracts at times. Future decisions not to engage in hedging transactions or ineffective hedging transactions might result in increased cost volatility, potentially adversely impacting our profitability.

Our dependency upon regular deliveries of supplies from certain suppliers means that interruptions or stoppages in such deliveries could adversely affect our operations until arrangements with alternate suppliers could be made. Several of the raw materials and sub-assemblies used in the manufacture of our products currently are procured only from a single source. If any of these sole-source suppliers were unable or unwilling to deliver these materials for an extended time, we might not be able to manufacture one or more products and our business could suffer. We might not be able to find acceptable alternatives, and any such alternatives could result in increased costs. Difficulties in the credit markets could adversely affect our suppliers’ access to capital and therefore their ability to continue to provide an adequate supply of the materials we use in our products.

The majority of our products are manufactured at a single facility or location, and the material damage or loss of, or partial or complete labor-related work stoppage at, one or more of these facilities or locations could prevent us from manufacturing some of the various products we sell.

We manufacture the majority of our products in a single facility or location. If an event (including any weather or natural disaster) occurred that resulted in material damage or loss of, or partial or complete labor-related work stoppage at, one or more of these manufacturing facilities or we lacked sufficient labor to fully operate the facility, we might be unable to transfer the manufacture of the relevant products to another facility or location in a cost-effective or timely manner, if at all. This potential inability to transfer production could occur for several reasons, including but not limited to a lack of necessary relevant manufacturing capability at another facility, or the regulatory requirements of the FDA or other governmental regulatory bodies. Such an event could materially negatively impact our financial condition, results of operations and cash flows.

Our international sales and operations are subject to risks and uncertainties that vary by country and which could have a material adverse effect on our business and/or results of operations. Compliance with international laws and regulations, import and export limitations, trade agreements, anti-corruption laws, and exchange controls may be difficult, burdensome and expensive.

International sales represent a significant percent of our total sales in fiscal 2019. We anticipate that international sales will continue to represent a significant portion of our total sales in the future. In addition, we have multiple manufacturing facilities and third-party suppliers that are located outside of the United States. As a result, our international sales, as well as our sales in the United States, of products produced or sourced internationally, are subject to risks and uncertainties that can vary by country, such as political instability, economic conditions, foreign currency exchange rate fluctuations, changes in tax laws, regulatory and reimbursement programs and policies, and the protection of intellectual property rights. In addition, our collections of international receivables are subject to economic pressures and the actions of some governmental authorities who have initiated various austerity measures to control health care and other governmental spending.

We are subject to compliance with various laws and regulations, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar anti-bribery laws in other jurisdictions, which generally prohibit companies and their intermediaries from making bribes or other improper payments to officials for the purpose of obtaining or retaining business. We are also subject to limitations on trade with persons in sanctioned countries. Our exposure to international markets increases the inherent risks of encountering such issues. While our employees, distributors and agents are required to comply with these laws and regulations, no assurance can be given that our training and internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics. The failure to comply with these laws and regulations could subject us to severe fines and penalties that could have a material impact on our financial condition, results of operations and cash flows.

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

Approximately 8% of our employees in the United States (including contingent workers) work under collective bargaining agreements. Approximately 51% of our employees outside the United States (including contingent workers) work under various collective bargaining arrangements and/or national trade union agreements. Although we have not recently experienced any significant work stoppages as a result of labor disagreements, we cannot ensure that such a stoppage will not occur in the future. The two collective bargaining agreements at our primary U.S. manufacturing facility expire in January 2021 and January 2022, respectively. Our inability to negotiate satisfactory new agreements or a labor disturbance at one of our principal facilities could have a material adverse effect on our operations.

We might not be successful in achieving expected operating efficiencies and sustaining or improving operating expense reductions, and might experience business disruptions and adverse tax consequences associated with restructuring, realignment and cost reduction activities.

Over the past few years, we have initiated several restructuring, realignment and cost reduction initiatives. While we expect to realize efficiencies from these actions, these activities might not produce the full efficiency and cost reduction benefits we expect. Further, such benefits might be realized later than expected, and the ongoing costs of implementing these measures might be greater than anticipated. If these measures are not successful or sustainable, we might undertake additional realignment and cost reduction efforts, which could result in future charges. Moreover, our ability to achieve our other strategic goals and business plans might be adversely affected and we could experience business disruptions with customers and elsewhere if our restructuring and realignment efforts and our cost reduction activities prove ineffective. These actions, the resulting costs, and potential delays or potential lower than anticipated benefits might also impact our foreign tax positions and might require us to record tax reserves against certain deferred tax assets in our international business.

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
We are increasingly dependent on consistent functioning of our information technology and cybersecurity systems for our infrastructure and products. Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, integration of acquisitions, and the increasing need to protect patient, customer and supplier information. For example, the new EU-wide General Data Protection Regulation (“GDPR”), which became applicable on May 25, 2018 (and replaced the previous data protection laws of each EU member state), imposes more stringent data protection requirements and provides for greater penalties for noncompliance. Our products include technologies that support connectivity and decision support infrastructure, which could be subject to intrusion, disruption or corruption and could impact the quality of care patients receive or the confidentiality of patient information. In addition, third parties might attempt to hack into our products or systems and might obtain proprietary information. If we fail to maintain or protect our information technology and cybersecurity systems and information technology dependent products effectively, we could lose existing customers or suppliers, have difficulty attracting new customers or suppliers, have problems that adversely impact internal controls, have difficulty preventing, detecting and controlling fraud, have disputes with customers and suppliers, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach, or suffer other adverse consequences. Any significant breakdown, intrusion, interruption, corruption, or destruction of these systems, as well as any data breaches, could have a material adverse effect on our business.
We might be adversely affected by new regulations relating to conflict minerals.

The SEC has adopted rules regarding disclosure for public companies whose products contain conflict minerals (commonly referred to as tin, tantalum, tungsten and gold) that originate from the Democratic Republic of the Congo (“DRC”) and/or adjoining countries. The implementation of these requirements could adversely affect the sourcing, availability and pricing of materials used in the manufacturing of our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products. Since our supply chain is complex and multilayered, we might be unable to ascertain with sufficient certainty the origins for these minerals despite our due diligence procedures, which in turn might harm our reputation. We might also face difficulties in satisfying customers who might require that our products be certified as DRC conflict free, which could harm our relationships with these customers and/or lead to a loss of revenue. These requirements also could have the effect of limiting the pool of suppliers from which we source these minerals, and we might be unable to obtain conflict-free minerals at prices similar to the past, which could increase our costs and adversely affect our manufacturing operations and our profitability.

The rationalization and transformation of our Enterprise Resource Planning (“ERP”) software solutions and other information technology systems could result in significant disruptions to our operations.

We are in the process of rationalizing and transforming our ERP software solutions and other complementary information technology systems, which is expected to be completed over the next several years. The implementation of these solutions and systems is highly dependent on the coordination of numerous software and system providers and internal business teams. We could experience changes in our operational processes and internal controls, which in turn could require significant capital investments and change management, including recruiting and training of qualified personnel. The interdependence of these solutions and systems is key to the successful completion of the initiatives. The failure of any one solution or system could have a significant impact on our business processes and information systems, including loss or corruption of data, delayed shipments, decreases in productivity as our personnel and third-party providers implement and become familiar with new systems, increased costs and lost revenues, which could have an adverse effect on our overall information technology infrastructure and as a result, could have an adverse impact on our business, results of operations and cash flows.

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

Location	Description and Primary Use	Owned/Leased
Acton, MA	Light manufacturing, development and distribution of health care products; Office administration	Leased
Batesville, IN	Manufacturing, development and distribution of health care products; Office administration	Owned
Cary, NC	Development of health care products; Office administration	Leased
Charleston, SC	Light manufacturing and distribution of health care products; Office administration	Leased
Chicago, IL	Corporate headquarters; Office administration	Leased
Irvine, CA	Manufacturing, development and distribution of health care products; Office administration	Leased
Milwaukee, WI	Manufacturing, development and distribution of health care products; Office administration	Owned
Sarasota, FL	Development and distribution of health care products; Office administration	Leased
St. Paul, MN	Office administration and distribution of health care products; Service center	Leased
Skaneateles Falls, NY	Manufacturing, development and distribution of health care products; Office administration	Owned
Suzhou, China	Manufacturing of health care products	Leased
Taicang, China	Light manufacturing and distribution of health care products	Leased
Pluvigner, France	Manufacturing, development and distribution of health care products; Office administration	Owned
Puchheim, Germany	Development of health care products; Office administration	Owned/Leased
Saalfeld, Germany	Manufacturing, development and distribution of health care products; Office administration	Owned
Navan, County Meath, Ireland	Office administration	Owned
Bologna, Italy	Manufacturing, development of health care products; Office administration	Leased
Tijuana, Mexico	Manufacturing and distribution of health care products; Office administration	Leased
Monterrey, Mexico	Manufacturing of health care products; Office administration	Owned
Amsterdam, Netherlands	Office administration	Leased
Singapore	Development of health care products; Office administration	Leased
Luleå, Sweden	Manufacturing and distribution of health care products; Office administration	Owned

In addition to the foregoing, we lease a number of warehouse distribution centers, service centers, sales offices and other facilities throughout the United States, Australia, Canada, Western Europe, Mexico, Middle East, the Far East, and Latin America.

Item 3.	LEGAL PROCEEDINGS

See Note 16 of our Consolidated Financial Statements included under Part II, in Item 8 of this Form 10-K for information regarding legal proceedings in which we are involved.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Shareholders

Our common stock is traded on the New York Stock Exchange under the ticker symbol HRC. As of November 11, 2019, there were approximately 74,600 shareholders of record.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs [2]
July 1, 2019 - July 31, 2019	2,295	$105.58	—	$89.7
August 1, 2019 - August 31, 2019	401,065	$105.41	400,000	$47.5
September 1, 2019 - September 30, 2019	901	$105.26	—	$217.5
Total	404,261		400,000

1 Shares purchased in the quarter ended September 30, 2019 were in connection with employee payroll tax withholding for restricted stock distributions and shares purchased of our common stock in the open market under our share repurchase program.

2 In September 2019, the Board approved an additional $170.0 million for share repurchases. The below table reflects the date of Board approval, the authorized dollar value of the shares to be repurchased under each approval and the availability to repurchase as of September 30, 2019. There is no expiration date or plans to terminate this program in the future.

Board Approval Date	Authorized Dollar Value	Dollar Value of Shares Purchased Prior to Fiscal 2019	Dollar Value of Shares Purchased in Fiscal 2019	Availability to Purchase as of September 30, 2019
September 2013	$190.0	$175.3	$14.7	$—
November 2017	150.0	—	102.5	47.5
September 2019	170.0	—	—	170.0
Totals	$510.0	$175.3	$117.2	$217.5

Stock Performance Graph

The following graph compares the return on our common stock with that of Standard & Poor’s 500 Stock Index (“S&P 500”) and our peer groups* for each of the last five fiscal years ended September 30. Because the composition of our current peer group (the “2019 Peer Group”) has changed since the date of our Annual Report on Form 10-K for fiscal 2018, we have included the data for the 2019 Peer Group as well as for our prior year’s peer group (the “2018 Peer Group”) in the graph below. The changes reflected in the 2019 Peer Group were made in order to more closely align with the peer group used in our most recent compensation study done for executive compensation purposes. The graph assumes that the value of the investment in our common stock, the S&P 500, our 2019 Peer Group and our 2018 Peer Group was $100 on October 1, 2014 and that all dividends were reinvested.

	2014	2015	2016	2017	2018	2019
HRC	$100	$125	$150	$179	$228	$254
S&P 500	100	97	110	128	148	151
2018 Peer Group	100	105	138	160	203	218
2019 Peer Group	100	105	139	161	207	223

*
For purposes of the Stock Performance Graph above, our 2019 Peer Group is comprised of: Agilent Technologies, Inc., Bio-Rad Laboratories, Inc., Bruker Corporation, The Cooper Companies, Inc., Dentsply Sirona, Inc., Edwards Lifesciences Corporation, Halyard Health, Inc., Hologic, Inc., Intuitive Surgical, Inc., Mednax, Inc., Patterson Companies, Inc., PerkinElmer, Inc., Quest Diagnostics Incorporated, ResMed, Inc., Steris plc, Teleflex Incorporated, Varian Medical Systems, Inc., Waters Corporation and West Pharmaceutical Services, Inc.

Our 2018 Peer Group was comprised of: Agilent Technologies, Inc., Bio-Rad Laboratories, Inc., Bruker Corporation, C.R. Bard, Inc., The Cooper Companies, Inc., Dentsply Sirona, Inc., Edwards Lifesciences Corporation, Halyard Health, Inc., Hologic, Inc., Intuitive Surgical, Inc., Mednax, Inc., Patterson Companies, Inc., PerkinElmer, Inc., Quest Diagnostics Incorporated, Steris plc, Teleflex Incorporated, Varian Medical Systems, Inc. and Waters Corporation.

Certain other information required by this item will be contained under the caption “Equity Compensation Plan Information” in our definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on February 26, 2020, and such information is incorporated herein by reference.

PART II

Item 6.	SELECTED FINANCIAL DATA

The following table presents our selected consolidated financial data for each of the last five fiscal years ended September 30. Refer to Note 3 of our Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K for disclosure of business combinations for each of the last three fiscal years. Also see Note 15 of our Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K for selected unaudited quarterly financial information for each of the last two fiscal years.

(In millions, except per share data)	2019	2018	2017	2016	2015
Net revenue	$2,907.3	$2,848.0	$2,743.7	$2,655.2	$1,988.2
Net income	152.2	252.4	132.3	122.8	46.8
Net income attributable to common shareholders	152.2	252.4	133.6	124.1	47.7
Net income attributable to common shareholders per basic share	2.28	3.81	2.04	1.90	0.83
Net income attributable to common shareholders per diluted share	2.25	3.73	1.99	1.86	0.82
Total assets	4,919.0	4,360.0	4,528.7	4,262.4	4,457.6
Long-term obligations	1,783.1	1,790.4	2,120.4	1,938.4	2,175.2
Cash flows from operating activities	401.4	395.2	311.1	281.2	213.8
Capital expenditures	73.4	89.5	97.5	83.3	121.3
Cash flows from investing activities	(249.0)	(82.4)	(389.4)	(97.7)	(1,756.4)
Cash flows from financing activities	304.7	(356.6)	70.6	(141.9)	1,642.7
Cash dividends per basic share	0.8300	0.7800	0.7100	0.6700	0.6325

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Hill-Rom Holdings, Inc. (“we,” “us,” or “our”) is a global medical technology leader whose approximately 10,000 employees have a single purpose: enhancing outcomes for patients and their caregivers by Advancing Connected Care™. Around the world, our innovations touch over 7 million patients each day. Our products and services help enable earlier diagnosis and treatment, optimize surgical efficiency and accelerate patient recovery while simplifying clinical communication and shifting care closer to home. We make these outcomes possible through connected smart beds, patient lifts, patient assessment and monitoring technologies, caregiver collaboration tools, respiratory health devices, advanced equipment for the surgical space and more, delivering actionable, real-time insights at the point of care.

Industry Trends

We believe the following trends will impact the global health care industry in the future.

Demand for Health Care Services. Patient and provider demand for health care products and services is expected to continue to grow over the long-term as a result of many factors, including an aging population, longer life expectancies and an increasing number of chronic patients across all care settings, including hospitals, extended care facilities and in the home. However, health care providers will also be under continued pressure to improve efficiency and control costs.

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

Provider Consolidation. Economic considerations, competition and other factors have led to ongoing consolidation of customers and the centralization of purchasing decision-making. We believe this has positively influenced the criteria customers use to evaluate our value proposition for various product and service offerings.

Digital Transformation. Health care will undergo a digital transformation through all types of connected devices and decision support tools including telemedicine, sensors, wearables, artificial intelligence and predictive analytics. As a result, utilizing connected devices to generate meaningful and real-time information about patients and products has become critical to providing quality health care, maximizing clinical insights, enabling earlier intervention, enhancing patient experience and driving efficiencies across the health care continuum.

Economic and Clinical Value. We believe an increasing emphasis is being placed within hospitals to assure quality of care through increased accountability and public transparency. A focus on “value-based care” and “pay for performance” places greater emphasis on improved patient outcomes and the reduction of adverse events including pressure injuries, ventilator associated pneumonia, patient falls and sepsis. Hospitals may experience reduced reimbursement for hospital-acquired adverse events, creating a stronger connection between these adverse events and hospital revenue levels. Therefore, we believe that health care providers will seek to do business with partners that can demonstrate improved clinical, and consequently, economic outcomes.

Lower Cost Care Settings. Growing pressure on health care costs are resulting in a migration of care from the acute care hospital into lower cost care settings. We believe that this trend increases the demand for more solutions to care for these patients, many of whom are medically complex, in lower acuity settings, including improved medical technologies, monitoring communication tools and information technologies.

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

Expanding internationally and penetrating emerging markets. International markets continue to expand access to health care for their growing populations, presenting significant opportunity to expand our presence with our differentiated solutions. By focusing on product categories and innovations with the highest growth potential, coupled with our ‘One Hillrom’ approach to enhance our strong global channel and footprint, we will continue to enhance our international presence, penetrate emerging markets, and drive accelerated growth.
Transforming the portfolio with select business development and optimization initiatives. Business development has played an important role in our transformation in the last several years, by strengthening and diversifying the portfolio. We will continue to pursue opportunities that complement and build on our core business, while generating attractive financial returns. We have enhanced our growth prospects by divesting non-strategic assets and redirecting resources toward higher-growth, higher-margin opportunities. We will continue to evaluate opportunities that further optimize our business portfolio.
Driving operational execution and strong financial performance. Investing to support future growth is key to our success, while maintaining strong financial discipline and operational performance. We are executing on a variety of initiatives to drive operating efficiencies, including consolidation of our manufacturing footprint, lowering sourcing costs, improving productivity, and optimizing business processes. Savings generated from these actions will provide flexibility to reinvest in strategic priorities to drive growth, including continued innovation to drive category leadership and investments to further our international presence, particularly in emerging markets.

Use of Non-GAAP Financial Measures

The accompanying Consolidated Financial Statements, including the related notes, are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). In addition to the results reported in accordance with GAAP, we routinely provide gross margin, operating margin, income tax expense and earnings per diluted share results on an adjusted basis because we believe these measures contribute to an understanding of our financial performance, provide additional analytical tools to understand our results from core operations and reveal underlying operating trends. These measures exclude strategic developments, acquisition and integration costs and related fair value adjustments, gains and losses associated with disposals of businesses or significant product lines, regulatory costs related to updating existing product registrations to comply with the European Medical Device Regulations, Special charges as described in Note 10 of our Consolidated Financial Statements under Part II, in Item 8 of this Form 10-K, the transitional impacts of the U.S. Tax Cuts and Jobs Act (the “Tax Act”), change in tax accounting methods, and other tax law changes as described in Note 11 of our Consolidated Financial Statements under Part II, in Item 8 of this Form 10–K, expenses associated with these tax items, the impacts of significant litigation matters or other unusual events. We also exclude expenses associated with the amortization of purchased intangible assets. These adjustments are made to allow investors to evaluate and understand operating trends excluding their impact on operating income and earnings per diluted share.

Management uses these measures internally for planning, forecasting and evaluating the performance of the business. Investors should consider these non-GAAP measures in addition to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP.

In addition, we present certain results on a constant currency basis, which compares results between periods as if foreign currency exchange rates had remained consistent period-over-period. We monitor sales performance on an adjusted basis, which eliminates the positive or negative effects that result from translating international sales into U.S. dollars. We calculate constant currency by applying the foreign currency exchange rate for the prior period to the local currency results for the current period. We believe that evaluating growth in net revenue on a constant currency basis provides an additional and meaningful assessment to both management and investors.

Results of Operations

Fiscal Year Ended September 30, 2019 Compared to Fiscal Year Ended September 30, 2018

In this section, we provide an overview of our results of operations. We disclose segment information that is consistent with the way in which management operates and views the business. Our operating structure contains the following reportable segments:

•
Patient Support Systems – globally provides our med-surg and specialty bed systems and surfaces, safe patient handling equipment and mobility solutions, as well as our care communications platform that delivers software and information technologies to improve care and deliver actionable insight to caregivers and patients.

•
Front Line Care – globally provides patient monitoring and diagnostic technologies, including a diversified portfolio of physical assessment tools that help diagnose, treat and manage a wide variety of illnesses and diseases, including a portfolio of vision care and respiratory health devices.

•	Surgical Solutions – globally provides products that improve safety and efficiency in the surgical space, including tables, lights, pendants, positioning devices and other accessories.

Net Revenue

					U.S.	OUS
(In millions)	Year Ended September 30		Change As Reported	Constant Currency	Change As Reported	Change As Reported	Constant Currency
	2019	2018
Revenue:
Product sales and service	$2,615.0	$2,469.6	5.9%	7.3%	11.2%	(4.4)%	(0.3)%
Rental revenue	292.3	378.4	(22.8)%	(22.2)%	(24.5)%	(9.6)%	(5.0)%
Total net revenue	$2,907.3	$2,848.0	2.1%	3.4%	5.1%	(4.6)%	(0.5)%

Revenue:
Patient Support Systems	$1,490.5	$1,429.5	4.3%	5.4%	7.6%	(5.2)%	(0.8)%
Front Line Care	978.1	960.2	1.9%	2.9%	3.0%	(0.9)%	2.8%
Surgical Solutions	438.7	458.3	(4.3)%	(2.0)%	(0.1)%	(8.2)%	(3.8)%
Total net revenue	$2,907.3	$2,848.0	2.1%	3.4%	5.1%	(4.6)%	(0.5)%

OUS - Outside of the United States

The following table reflects sales growth data for the fiscal 2019, excluding the impacts of the adoption of ASC 606, compared to fiscal 2018 to supplement our discussion and analysis of net revenue for revenue streams and reportable segments:

(In millions)	Year Ended September 30		Change	Constant Currency	U.S.	OUS
	Adjusted 2019	2018			Change	Change	Constant Currency
Revenue:
Product sales and service	$2,502.8	$2,469.6	1.3%	2.7%	4.3%	(4.4)%	(0.3)%
Rental revenue	389.3	378.4	2.9%	3.4%	4.5%	(9.6)%	5.0%
Total net revenue	$2,892.1	$2,848.0	1.5%	2.8%	4.4%	(4.7)%	(0.5)%

Revenue:
Patient Support Systems	$1,477.0	$1,429.5	3.3%	4.5%	6.4%	(5.3)%	(0.9)%
Front Line Care	976.4	960.2	1.7%	2.7%	2.7%	(0.9)%	2.7%
Surgical Solutions	438.7	458.3	(4.3)%	(2.0)%	(0.1)%	(8.2)%	(3.8)%
Total net revenue	$2,892.1	$2,848.0	1.5%	2.8%	4.4%	(4.7)%	(0.5)%

Impact of ASC 606

See Note 1, Summary of Significant Accounting Policies and Note 2, Revenue Recognition, of our Consolidated Financial Statements in this Form 10-K for additional information on the impact of adoption of ASC 606 as of October 1, 2018.

Product sales and service revenue increased under ASC 606 by $112.2 million. This increase was primarily due to the accelerated recognition and reclassification from Rental revenue of $95.3 million for Front Line Care where it was determined for respiratory health products, there were no on-going performance obligations after delivery of the product to the customer, whereas previously this revenue was recognized over the period the Company was reimbursed by third parties. It also reflects an additional $13.5 million for Patient Support Systems due to the changes in the timing of revenue recognition based on when the performance obligation related to certain products was determined to be satisfied.

Rental revenue decreased under ASC 606 by $97.0 million. This decrease was primarily due to the reclassification to Product sales and service revenue of $95.3 million for Front Line Care as described above.

Business Segment Revenue

Excluding the impact of adopting ASC 606, revenue increased 1.5% on a reported basis, or 2.8% on a constant currency basis, in fiscal 2019, primarily due to the following:

Patient Support Systems revenue increased 3.3% on a reported basis and 4.5% on a constant currency basis in fiscal 2019 compared to 2018. The increase was driven by strong growth in med-surg frames and care communications platform in the United States, as well as incremental revenue from our Voalte acquisition, which contributed approximately 1% of Patient Support Systems revenue in fiscal 2019. Growth in the United States was partially offset by the divestiture of our third-party rental business in fiscal 2018 which contributed $12.2 million of Patient Support Systems revenue in fiscal 2018 and lower international revenue, specifically in Canada related to large capital projects that occurred in fiscal 2018. Revenue in fiscal 2019 does not reflect approximately $5.3 million of revenue that was eliminated in fair value purchase accounting adjustments to deferred revenue related to the Voalte acquisition.

Front Line Care revenue increased 1.7% on a reported basis and 2.7% on a constant currency basis in fiscal 2019 compared to 2018 primarily due to strong growth in our respiratory health products from a full year of revenue related to new products launched in fiscal 2018, partially offset primarily by declines in our cardiology products.

Surgical Solutions revenue decreased 4.3% on a reported basis and 2.0% on a constant currency basis in fiscal 2019 compared to 2018, primarily due to the sale of the surgical consumable products business in August 2019 and lower revenue in our international original equipment manufacturer (“OEM”) product lines and due to larger projects in fiscal 2018 in the Middle East, partially offset by sales growth in surgical tables in the United States.

Gross Profit

(In millions)	Year Ended September 30
	2019	2018
Gross Profit
Product sales and service	$1,284.3	$1,195.5
Percent of Related Net Revenue	49.1%	48.4%

Rental	140.7	198.7
Percent of Related Net Revenue	48.1%	52.5%

Total Gross Profit	$1,425.0	$1,394.2
Percent of Total Net Revenue	49.0%	49.0%

Product sales and service gross profit increased by $88.8 million or 7.4% in fiscal 2019 compared to 2018.  Over half of the increase was the result of the adoption of ASC 606 (Note 2), which includes the reclassification of revenues and costs from Rental to Product sales and service for respiratory health products and recognition timing changes for the care communication platform sales.  The remaining increase is due to new product growth in respiratory health and Patient Support Systems, including the acquisition of Voalte, and operational efficiencies, partially offset by voluntary field corrective action costs and the disposition of our consumable surgical products business in August 2019.

Rental gross profit decreased by $58.0 million or 29.2% in fiscal 2019 compared to 2018.  A majority of the decrease was the result of the adoption of ASC 606 (Note 2), which includes reclassification of the respiratory health products as described above. The remaining decrease is primarily related to the disposition of our third-party rental business in fiscal 2018.

Operating Expenses

(In millions)	Year Ended September 30
	2019	2018
Research and development expenses	$139.5	$135.6
Percent of Total Net Revenue	4.8%	4.8%

Selling and administrative expenses	$941.0	$891.6
Percent of Total Net Revenue	32.4%	31.3%

Research and development expenses increased in fiscal 2019 compared to 2018 due to continued investment in new products. As a percentage of revenue, research and development expenses remained consistent.

As a percentage of total net revenue, selling and administrative expenses increased in the fiscal 2019 compared to 2018. Selling and administrative expenses in fiscal 2019 include acquisition-related intangible asset amortization, acquisition and integration costs, litigation-related costs and costs related to regulatory compliance costs totaling $159.9 million. Selling and administrative expenses in fiscal 2018 include acquisition-related intangible asset amortization, acquisition and integration costs, litigation-related costs and regulatory compliance costs totaling $125.4 million. Excluding these items, selling and administrative expenses remained flat as a percentage of net revenue.

Special Charges and Other

(In millions)	Year Ended September 30
	2019	2018
Special charges	$28.4	$77.6

Interest expense	$(89.6)	$(95.0)
Loss on extinguishment of debt	(3.3)	—
Investment income (expense) and other, net	(14.6)	2.8

In connection with various organizational changes to improve our business alignment and cost structure, we recognized special charges of $28.4 million and $77.6 million in fiscal 2019 and 2018. These charges relate to the initiatives described in Note 10 of our Consolidated Financial Statements in Item 8 of this Form 10-K.

Interest expense was lower in fiscal 2019 compared to 2018 mainly due to a decrease in long-term debt outstanding compared to 2018 and the impact of our cross-currency swaps entered into in July 2018. See Note 7 of our Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Loss on extinguishment of debt relates to refinancing of the then-existing senior secured credit facilities maturing in 2021 (the ‘‘Prior Senior Secured Credit Facilities’’) in August 2019. See Note 6 of our Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Investment income (expense) and other, net in fiscal 2019 primarily included the loss we recorded related to the disposition of our surgical consumable products business. See Note 3 of our Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Income Tax Expense

The effective tax rate was 27.0% for fiscal 2019 compared to (28.0)% for fiscal 2018. The increase was primarily due to tax benefits recorded in 2018 related to the Tax Act. See Note 11 of our Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

The adjusted effective tax rate for fiscal 2019 was 20.1% compared to 19.5% for fiscal 2018. The higher adjusted tax rate in fiscal 2019 is primarily due to less excess tax benefits on deductible stock compensation and the 2018 impacts of the Tax Act, including unfavorable impacts of global intangible low-taxed income (“GILTI”), offset by favorable impacts of foreign-derived intangible income (“FDII”) and a reduction in the U.S. federal corporate tax rate.

Earnings per Share

Diluted earnings per share decreased from $3.73 in fiscal 2018 to $2.25 in 2019 primarily due to the one-time tax benefit recorded in fiscal 2018 related to the Tax Act, the loss on the disposition of our consumable surgical products business, and the related tax expense incurred from organizational changes executed to facilitate the disposition.

Business Segment Divisional Income

(In millions)	Year Ended September 30		Change As Reported
	2019	2018
Divisional income:
Patient Support Systems	$292.5	$281.3	4.0%
Front Line Care	267.7	253.0	5.8%
Surgical Solutions	61.2	53.1	15.3%
Divisional income is defined in Note 14 of our Consolidated Financial Statements in Item 8 of this Form 10-K.

Patient Support Systems divisional income increased 4.0% in fiscal 2019 compared to 2018 primarily due to revenue growth in the United States, and lower operating expenses as a percentage of revenue.

Front Line Care divisional income increased 5.8% in fiscal 2019 compared to 2018 as a result of revenue growth and higher margins from new products.

Surgical Solutions divisional income increased 15.3% in fiscal 2019 compared to 2018 as a result of revenue growth from operating tables, and lower operating expenses as a percentage of revenue.

GAAP and Adjusted Earnings

Operating margin, income before income taxes, income tax expense, and earnings attributable to common shareholders per diluted share are summarized in the table below. Management uses non-GAAP measures internally for planning, forecasting and evaluating the performance of the business. Investors should consider these measures in addition to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. Income tax expense is computed by applying a blended statutory tax rate on the jurisdictional mix of the respective before tax adjustment.

	Year Ended September 30
(In millions)	2019				2018
	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS
GAAP Basis	10.9%	$208.6	$56.4	$2.25	10.2%	$197.2	$(55.2)	$3.73
Adjustments:
Acquisition and integration costs and related fair value adjustments [1]	0.9%	28.1	5.3	0.34	0.3%	8.1	2.2	0.09
Acquisition-related intangible asset amortization [2]	4.2%	122.4	28.6	1.38	3.8%	106.9	28.2	1.16
Field corrective actions [3]	0.2%	5.6	1.4	0.06	—%	—	—	—
Regulatory compliance costs [4]	0.5%	15.3	3.6	0.17	0.1%	4.5	1.2	0.04
Litigation settlements and expenses [5]	0.1%	2.0	0.5	0.02	0.2%	5.8	1.5	0.06
Special charges [6]	1.0%	28.4	6.9	0.32	2.7%	77.6	21.1	0.84
Tax law and method changes [7]	—%	—	(4.8)	0.07	—%	0.1	78.8	(1.16)
Debt refinancing costs [8]	—%	4.0	0.9	0.05	—%	—	—	—
Loss on disposition of businesses [9]	—%	15.9	(12.4)	0.42	—%	(1.0)	—	(0.01)
Adjusted Basis	17.8%	$430.3	$86.4	$5.08	17.3%	$399.2	$77.8	$4.75
[1] Acquisition and integration costs and related fair value adjustments include legal and professional fees, temporary labor, consulting and other costs related to the closing and integration of acquired businesses, including purchase accounting adjustments for deferred revenue and other items, and contingent consideration. In fiscal 2019, related fair value adjustments of $8.5 million represent purchase accounting adjustments for deferred revenue and contingent consideration associated with our business combinations in Note 3 of our Consolidated Financial Statements in Item 8 of this Form 10-K. In fiscal 2019, the adjustments to deferred revenue are included in Gross profit and the remaining acquisition and integration costs are included in Selling and administrative expenses.

[2] Acquisition-related intangible asset amortization relates to the amortization of intangible assets acquired associated with our business combinations. These costs are included in Selling and administrative expenses.

[3] Field corrective action costs relate to costs incurred to address broad-based product performance matters outside of normal warranty provisions. These costs are included in Cost of goods sold.
[4] Regulatory compliance costs relate to updating existing product registrations to comply with the European Medical Device Regulations. These costs are included in Selling and administrative expenses.
[5] Litigation settlements and expenses are the aggregate charges, costs or recoveries associated with litigation settlements. These costs are included in Selling and administrative expenses.
[6] Special charges represent a variety of costs associated with restructuring actions, including severance and related benefits, lease termination fees, asset write-downs and temporary labor on shutdown of operations. It also includes costs related to a global information technology transformation, including rationalizing and transforming our enterprise resource planning software solutions and other complementary information technology systems.

[7] Tax law and method changes relate to tax expenses and related unrecognized tax benefits due to the Tax Cuts and Jobs Act enacted in the United States in December 2017.
[8] Debt refinancing costs are expenses related to the refinancing of the senior credit facilities and the costs incurred between the issuance and redemption of our Senior Notes due 2027 and 2023, respectively. In fiscal 2019, debt refinancing costs include $0.7 million related to duplicative interest costs related to the issuance and redemption of our Senior Notes due 2027 and 2023 and $3.3 million primarily related to the debt issuance costs previously capitalized for the 2021 TLA Facility. See Note 6 of our Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

[9] Loss on disposition of businesses relates to losses recorded in Investment income and other, net resulting from business dispositions. A tax expense was incurred from organizational changes executed to facilitate the disposition of our consumable surgical products business in fiscal 2019.

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

Net revenue increased 3.8% on a reported basis and 2.4% on a constant currency basis in fiscal 2018 compared to 2017 driven by growth in the United States.

Product sales and service revenue increased 4.7% on a reported basis and 3.2% on a constant currency basis in fiscal 2018 compared to 2017, primarily due to the benefit from the acquisition of Mortara in February 2017 and growth across the portfolio in the United States. This growth was partially offset by declines in OUS driven primarily by divestitures in our Patient Support Systems portfolio.

Rental revenue decreased 1.9% on a reported basis or 2.6% on a constant currency basis in fiscal 2018, primarily due to the divestiture of our third-party rental business.

Business Segment Revenue

Patient Support Systems revenue increased 0.4% on a reported basis and decreased 0.7% on a constant currency basis in fiscal 2018 compared to 2017. The change was driven by strong growth in hospital bed systems, care communications platform and patient handling equipment, offset by lower revenue from businesses we divested.

Front Line Care revenue increased 8.5% on a reported basis and 7.4% on a constant currency basis in fiscal 2018 compared to 2017, due to the benefit from our Mortara acquisition in fiscal 2017 and strong growth across the Welch Allyn portfolio and new products launched in respiratory health.

Surgical Solutions revenue increased 5.5% on a reported basis and 2.4% on a constant currency basis in fiscal 2018 compared to 2017, mainly due to solid growth from new products in the United States, the Middle East and European regions.

Gross Profit

(In millions)	Year Ended September 30
	2018	2017
Gross Profit
Product sales and service	$1,195.5	$1,122.3
Percent of Related Net Revenue	48.4%	47.6%

Rental	$198.7	$198.3
Percent of Related Net Revenue	52.5%	51.4%

Total Gross Profit	$1,394.2	$1,320.6
Percent of Total Net Revenue	49.0%	48.1%

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

Rental gross margin increased 110 basis points in fiscal 2018 compared to 2017 due to product mix and cost improvements in our fleet and field service infrastructure, as well as the divestiture of our third-party rental business.

Operating Expenses

(In millions)	Year Ended September 30
	2018	2017
Research and development expenses	$135.6	$133.7
Percent of Total Net Revenue	4.8%	4.9%

Selling and administrative expenses	$891.5	$876.1
Percent of Total Net Revenue	31.3%	31.9%

Research and development expenses increased in fiscal 2018 compared to 2017. As a percentage of net revenue, research and development expenses remained relatively flat year over year.

As a percentage of total net revenue, selling and administrative expenses decreased in the fiscal 2018 compared to 2017. Selling and administrative expenses include $125.4 million in fiscal 2018 and $132.7 million in fiscal 2017 of acquisition-related intangible asset amortization, acquisition and integration costs and significant litigation related costs. Excluding these items, selling and administrative expenses decreased 0.2% as a percentage of net revenue due to lower spending levels as disciplined cost management and integration savings more than offset targeted investments to facilitate long-term growth.

Special Charges and Other

(In millions)	Year Ended September 30
	2018	2017
Special charges	$77.6	$37.4

Interest expense	$(95.0)	$(88.9)
Investment income and other, net	$2.7	$(1.5)

In connection with various organizational changes to improve our business alignment and cost structure, we recognized special charges of $77.6 million and $37.4 million in fiscal 2018 and 2017. These charges relate to the initiatives described in Note 10 of our Consolidated Financial Statements in Item 8 of this Form 10-K.

Interest expense was higher in fiscal 2018 compared to 2017 mainly due to the interest expense on our private offering of $300.0 million of senior unsecured notes in connection with the Mortara acquisition in February 2017, as well as slightly higher interest rates on our floating rate debt. See Note 6 of our Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Income Tax Expense

The effective tax rate for fiscal 2018 was (28.0)% compared to 27.7% for 2017. The effective tax rate for fiscal 2018 is lower than fiscal 2017 due primarily to new tax legislation in the United States as more fully described in Note 11 of our Consolidated Financial Statements in Item 8 of this Form 10-K. The new law included a lower corporate tax rate, a significant benefit from the reduction of net deferred tax liabilities and a one-time transition tax. Fiscal 2018 also includes tax benefits of $16.1 million related to the adoption of Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting in fiscal 2017, and a $9.2 million benefit from the change in tax accounting method resulting in a reduction in U.S. tax for prior year currency exchange losses. In fiscal 2017, the tax rate was favorably impacted by tax benefits including $8.9 million related to the adoption of ASU 2016-09, partially offset by expense related to the revaluation of French deferred tax assets due to the enactment of a lower corporate income tax rate in France. Fiscal 2017 also included the unfavorable impact of the non-deductible loss related to the agreement to sell our Völker business.

The adjusted effective tax rate for fiscal 2018 was 19.5% compared to 27.6% for fiscal 2017. The lower adjusted tax rate in fiscal 2018 is due primarily to the reduction in the U.S. federal corporate tax rate from the Tax Act legislation as described more fully in Note 11 of our Consolidated Financial Statements in Item 8 of this Form 10-K coupled with higher tax benefits from the adoption of ASU 2016-09.

Earnings per Share

Diluted earnings per share increased from $1.99 to $3.73 in fiscal 2018 primarily due to incremental tax benefits primarily due to the Tax Act as disclosed in Note 11 of our Consolidated Financial Statements in Item 8 of this Form 10-K, as well as operational improvements.

Business Segment Divisional Income

(In millions)	Year Ended September 30		Change As Reported
	2018	2017
Divisional income:
Patient Support Systems	$281.3	$249.6	12.7%
Front Line Care	253.0	231.8	9.1%
Surgical Solutions	53.1	42.5	24.9%
Divisional income is defined in Note 14 of our Consolidated Financial Statements in Item 8 of this Form 10-K.

Patient Support Systems divisional income increased 12.7% in fiscal 2018 primarily due to lower operating expenses and operational improvements.

Front Line Care divisional income increased 9.1% in fiscal 2018 compared to 2017 as a result of revenue growth and higher margins from improved product mix including new product launches.

Surgical Solutions divisional income increased 24.9% in fiscal 2018 compared to 2017 primarily due to revenue growth and higher margins from operational cost improvements.

GAAP and Adjusted Earnings

Operating margin, income before income taxes, income tax expense, and earnings attributable to common shareholders per diluted share are summarized in the table below. Management uses non-GAAP measures internally for planning, forecasting, and evaluating the performance of the business. Investors should consider these measures in addition to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. Income tax expense is computed by applying a blended statutory tax rate on the jurisdictional mix of the respective before tax adjustment.

(In millions)	Year Ended September 30
	2018				2017
	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS
GAAP Basis	10.2%	$197.2	$(55.2)	$3.73	10.0%	$183.0	$50.7	$1.99
Adjustments:
Acquisition and integration costs [1]	0.3%	8.1	2.2	0.09	0.8%	23.5	9.7	0.21
Acquisition-related intangible asset amortization [2]	3.8%	106.9	28.2	1.16	4.0%	108.4	34.2	1.10
Field corrective actions [3]	—	—	—	—	—%	—	(0.2)	—
Regulatory compliance costs [4]	0.1%	4.5	1.2	0.04	—%	—	—	—
Litigation settlements and expenses [5]	0.2%	5.8	1.5	0.06	(0.3)%	5.7	2.1	0.05
Special charges [6]	2.7%	77.6	21.1	0.84	1.8%	37.4	4.8	0.49
Tax law and method changes and related costs [7]	—%	0.1	78.8	(1.16)	—%	—	(2.2)	0.03
Gain on disposition of business [8]	—%	(1.0)	—	(0.01)	—%	(1.0)	(0.4)	(0.01)
Adjusted Basis	17.3%	$399.2	$77.8	$4.75	16.3%	$357.0	$98.7	$3.86
[1] Acquisition and integration costs include legal and professional fees, temporary labor, consulting and other costs related to the closing and integration of acquired businesses. These costs are included in Selling and administrative expenses.

[2] Acquisition-related intangible asset amortization relates to the amortization of intangible assets acquired associated with our business combinations. These costs are included in Selling and administrative expenses.

[3] Field corrective action costs relate to costs incurred to address broad-based product performance matters outside of normal warranty provisions. These costs are included in Cost of goods sold.
[4] Regulatory compliance costs relate to updating existing product registrations to comply with the European Medical Device Regulations. These costs are included in Selling and administrative expenses.
[5] Litigation settlements and expenses are the aggregate charges, costs or recoveries associated with litigation settlements. These costs are included in Selling and administrative expenses.
[6] Special charges represent a variety of costs associated with restructuring actions, including severance and related benefits, lease termination fees, asset write-downs and temporary labor on shutdown of operations. Fiscal 2017 includes favorable litigation settlement of $15.1 million which was recognized as Special charges in our Statements of Consolidated Income. Refer to Note 10 of our Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

[7] Tax law and method changes relate to tax expenses and costs incurred due to the Tax Cuts and Jobs Act enacted in the United States in December 2017.
[8] Gain on disposition of business relates to losses recorded to Investment income and other, net resulting from business dispositions.

Liquidity and Capital Resources

	Year Ended September 30
(In millions)	2019	2018	2017
Cash Flows Provided By (Used In):
Operating activities	$401.4	$395.2	$311.1
Investing activities	(249.0)	(82.4)	(389.4)
Financing activities	304.7	(356.6)	70.6
Effect of exchange rate changes on cash	(6.3)	(5.0)	7.3
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$450.8	$(48.8)	$(0.4)

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

Operating Activities

Cash provided by operating activities remained relatively consistent in fiscal 2019 compared to fiscal 2018, increasing $6.2 million primarily due to higher operating profit and working capital improvements.

Cash provided by operating activities increased $84.1 million in fiscal 2018 compared to fiscal 2017 due primarily to higher net income, adjusted for non-cash items including the impact of the Tax Act legislation as described in Note 11 of our Consolidated Financial Statements in Item 8 of this Form 10-K, the conveyance of certain third-party rental assets as described in Note 3 of our Consolidated Financial Statements in Item 8 of this Form 10-K, depreciation, amortization and stock compensation expense, along with working capital activities.

Investing Activities

Cash used in investing activities was $249.0 million in fiscal 2019, primarily driven by our acquisition of Voalte for consideration of $175.8 million, net of cash acquired, and our acquisition of Breathe consideration for $127.6 million, net of cash acquired, as described in Note 3 of our Consolidated Financial Statements in Item 8 of this Form 10-K. Additionally, there were capital expenditures of $73.4 million in fiscal 2019. We also acquired non-marketable equity securities of $26.6 million as described in Note 5, as well as the right to use patented technology and certain related assets from a supplier in our Front Line Care segment of $17.1 million, as described in Note 3. These uses of cash were offset by net proceeds of $166.6 million from the sale of certain of our surgical consumable products and related assets, as described in Note 3 of our Consolidated Financial Statements in Item 8 of this Form 10-K. In fiscal 2018, cash used in investing activities was $82.4 million, primarily consisting of capital expenditures.

Cash used in investing activities decreased $307.0 million in fiscal 2018 compared to fiscal 2017, primarily due to our acquisition of Mortara in fiscal 2017. In fiscal 2018, cash used in investing activities consisted mainly of capital expenditures that were consistent with fiscal 2017.

Financing Activities

Cash provided by financing activities was $304.7 million in fiscal 2019, primarily driven by the refinancing activities described in Note 6, including $419.7 million of net proceeds from the issuance of senior unsecured notes and additional other borrowings, offset by repurchases of our common stock of $117.2 million executed under the ongoing program as described in Note 13 of our Consolidated Financial Statements in Item 8 of this Form 10-K as well as dividend payments of $55.4 million.

Cash used in financing activities was $356.6 million in fiscal 2018 compared to cash provided by financing activities of $70.6 million in fiscal 2017. This change was primarily due to net debt repayments in fiscal 2018 coupled with borrowings in fiscal 2017 for the Mortara acquisition. See Note 6 of our Consolidated Financial Statements for information on our financing agreements.

Our debt-to-capital ratio was 60.8%, 55.0% and 62.8% as of September 30, 2019, 2018 and 2017.

Other Liquidity Matters

Our cash balances and cash flows generated from operations may be used to fund strategic investments, business acquisitions, working capital needs, investments in technology, marketing and share repurchases. We believe that our cash balances and cash flows generated from operations, along with amounts available under our financing agreements, will be sufficient to fund operations, working capital needs, capital expenditure requirements, and financing obligations for at least the next 12 months from the date of this filing. However, disruption and volatility in the credit markets could impede our access to capital. Our $1,200.0 million revolving credit facility is with a syndicate of banks, which we believe reduces our exposure to any one institution and would still leave us with significant borrowing capacity in the event that any one of the institutions within the group is unable to comply with the terms of our agreement.

In fiscal 2019, we completed the acquisition of Voalte for total aggregate consideration of $181.0 million, comprised of $175.8 million cash and $5.2 million of contingent consideration measured at fair value as of the acquisition date. The purchase price is subject to certain post-closing adjustments. Contingent consideration is payable of up to $15.0 million based upon the achievement of certain commercial milestones.

In fiscal 2019, we completed the acquisition of Breathe Technologies, Inc. (“Breathe”) for total aggregate cash consideration of $127.6 million. The purchase price is subject to certain post-closing adjustments.

In fiscal 2019, we completed a disposition to sell certain of our surgical consumable products and related assets for a purchase price of $166.6 million, which is net of cash and working capital adjustments. We recorded a pre-tax loss on this disposition of $15.9 million, including transaction costs of $4.0 million.

Over the long term, we intend to continue to pursue inorganic growth in certain areas of our business, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted.

In September 2019, the Board approved an additional $170.0 million for share repurchases. The below table reflects the date of Board approval, the authorized dollar value of the shares to be repurchased under each approval and the availability to repurchase as of September 30, 2019. There is no expiration date or plans to terminate this program in the future. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under our financing agreements, share price and other factors.

Board Approval Date	Authorized Dollar Value	Dollar Value of Shares Purchased Prior to Fiscal 2019	Dollar Value of Shares Purchased in Fiscal 2019	Availability to Purchase as of September 30, 2019
September 2013	$190.0	$175.3	$14.7	$—
November 2017	150.0	—	102.5	47.5
September 2019	170.0	—	—	170.0
Totals	$510.0	$175.3	$117.2	$217.5

Our primary pension plan invests in a variety of equity and debt securities. As of September 30, 2019, our latest measurement date, our pension plans were underfunded by $69.8 million. In fiscal 2019, we contributed cash of $9.0 million to our defined benefit retirement plans, of which $8.0 million was a voluntary contribution to our U.S. defined benefit retirement plan.

In August 2019, we entered into a senior credit agreement (the ‘‘New Credit Agreement’’) for purposes of refinancing the Prior Senior Secured Credit Facilities. The Prior Senior Secured Credit Facilities consisted of a senior secured term loan facility (‘‘2021 TLA Facility’’) with an original principal amount of $1,462.5 million and a Senior Secured Revolving Credit Facility (‘‘2021 Revolving Credit Facility’’) providing borrowing capacity of up to $700.0 million, both maturing in September 2021.

The New Credit Agreement consists of two facilities as follows:

•	$1,000.0 million senior secured Term Loan A facility, maturing in August 2024 (“2024 TLA Facility”)

•	Revolving Credit Facility, providing borrowing capacity of up to $1,200.0 million, maturing in August 2024 (‘‘2024 Revolving Credit Facility’’)

In conjunction with the refinancing of the Prior Senior Secured Credit Facilities, we recorded $3.3 million in Loss on extinguishment of debt primarily related to the debt issuance costs previously capitalized for the 2021 TLA Facility in fiscal 2019.

In September 2019, we issued senior unsecured notes of $425.0 million maturing September 2027 that bear interest at a fixed rate of 4.375% annually and capitalized debt issuance costs of $6.3 million. On October 7, 2019, we used the net proceeds from the offering of these notes, together with funds borrowed from the 2024 Revolving Credit Facility, to redeem all of our previously outstanding senior unsecured 5.75% notes due September 2023 (the “2023 Notes”) and pay the prepayment premium of $12.2 million. The 30-day notice required to redeem the 2023 Notes was filed on September 7, 2019 and, as a result, the outstanding liability of $421.6 million as of September 30, 2019 has been classified as current within short-term borrowings. In October 2019, we recorded a loss on extinguishment of debt of $15.6 million, which was comprised of a $12.2 million prepayment premium and $3.4 million of debt issuance costs previously capitalized.

In addition to the discussion of our financing agreements detailed in Note 6 of our Consolidated Financial Statements and our retirement and postretirement benefit plans detailed in Note 8 of our Consolidated Financial Statements, we intend to continue to pay quarterly cash dividends comparable to those paid in the periods covered by these financial statements. However, the declaration and payment of dividends will be subject to the sole discretion of our Board and will depend upon many factors, including our financial condition, earnings, capital requirements, covenants associated with debt obligations, legal requirements and other factors considered relevant by our Board.

Following the enactment of the Tax Act, we repatriated $105.2 million of our cash and cash equivalents from outside the United States in fiscal 2018, and paid related foreign withholding tax of $0.5 million. These repatriated funds were used to pay down our Term Loan A facility (see Note 6 of our Consolidated Financial Statements). In fiscal 2019, we repatriated $10.2 million of our cash and cash equivalents from outside the United States that was previously taxed, and paid no related foreign withholding tax. These repatriated funds were used for working capital purposes. As of September 30, 2019, approximately 66.6% of our cash and cash equivalents, excluding restricted cash, were held by our foreign subsidiaries.

With regard to our non-U.S. subsidiaries, it is our practice and intention to reinvest the earnings in those businesses to fund capital expenditures and other operating cash needs. Because the undistributed earnings of non-U.S. subsidiaries are considered to be permanently reinvested, no U.S. deferred income taxes or foreign withholding taxes have been provided on earnings subsequent to the enactment of the Tax Act. Future repatriations of cash and cash equivalents, if any, held by our foreign subsidiaries will generally not be subject to U.S. federal tax if earned prior to the enactment of the Tax Act. As we evaluate the impact of the Tax Act and the future cash needs of our global operations, we may revise the amount of foreign earnings generated prior to the enactment of the Tax Act considered to be permanently reinvested in our foreign subsidiaries. We believe that cash on hand and cash generated from U.S. operations, along with amounts available under our financing agreements, will be sufficient to fund U.S. operations, working capital needs, capital expenditure requirements and financing obligations.

The U.S. Internal Revenue Service and Treasury Department continue to release proposed guidance with respect to the Tax Act. We continue to evaluate what impact, if any, each piece of guidance may have on our related tax positions and our effective tax rate if, and when, such guidance is finalized.

Credit Ratings

In fiscal 2019, Standard and Poor’s Rating Services and Moody’s Investor Service issued credit ratings for Hillrom of BB+ and Ba2, respectively, with stable outlooks.

Other Uses of Cash

We expect capital spending in fiscal 2020 to be approximately $100.0 million. Capital spending will be monitored and controlled as the year progresses.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Contractual Obligations, Contingent Liabilities and Commitments

To give a clear picture of matters potentially impacting our liquidity position, the following table outlines our contractual obligations as of September 30, 2019:

	Payments Due by Period
(In millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Contractual Obligations
Long-term debt obligations	$2,458.8	$660.5	$0.2	$1,043.5	$754.6
Interest payments relating to long-term debt [1]	358.3	65.2	115.1	104.4	73.6
Operating lease obligations	94.9	25.7	37.1	17.5	14.6
Pension and postretirement health care benefit funding [2]	22.7	2.6	4.7	4.6	10.8
Purchase obligations [3]	241.0	206.0	35.0	—	—
Other long-term liabilities [4]	50.7	—	19.9	19.9	10.9
Total contractual cash obligations	$3,226.4	$960.0	$212.0	$1,189.9	$864.5

1 Interest payments on our long-term debt are projected based on the contractual rates of outstanding debt securities.

2 Excludes our master defined benefit retirement plan in the United States because we are not required to make any further contributions in fiscal 2020.

3 Purchase obligations represent contractual obligations under various take-or-pay arrangements executed in the normal course of business. These commitments represent future purchases in line with expected usage to obtain favorable pricing. Also included are obligations arising from purchase orders for which we have made firm commitments. As a result, we believe that the purchase obligations portion of our contractual obligations is substantially those obligations for which we are certain to pay, regardless of future facts and circumstances. We expect to fund purchase obligations with operating cash flows and current cash balances.

4 Other long-term liabilities include deferred compensation arrangements, self-insurance reserves and other various liabilities.

We also had commercial commitments related to standby letters of credit as of September 30, 2019 of $7.2 million.

In addition to the contractual obligations and commercial commitments disclosed above, we also have a variety of other agreements related to the procurement of materials and services and other commitments. Many of these agreements are long-term supply agreements, some of which are exclusive supply or complete requirements-based contracts. We are not committed under these agreements to accept or pay for requirements which are not needed to meet production needs. Also, we have an additional $9.6 million of Other long-term liabilities as of September 30, 2019, which represent uncertain tax positions for which it is not possible to determine in which future period the tax liability might be settled.

In conjunction with our acquisition and divestiture activities, we have entered into certain guarantees and indemnifications of performance, as well as, non-competition agreements for varying periods of time. Potential losses under the indemnifications are generally limited to a portion of the original transaction price, or to other lesser specific dollar amounts for certain provisions. Guarantees and indemnifications with respect to acquisition and divestiture activities, if triggered, could have an adverse impact on our financial condition and results of operations.

We are also subject to potential losses from adverse litigation results that are not included in our self-insurance or other reserves, because such potential losses are not quantifiable at this time and may never occur.

Critical Accounting Policies and Estimates

Our accounting policies, including those described below, require us to make significant estimates and assumptions using information available at the time the estimates are made. Such estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenue and expenses. If future experience differs significantly from these estimates and assumptions, results of operations and financial condition could be affected. Our most critical accounting policies are described below.

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

We are also involved in other possible claims, including product and general liability, workers’ compensation, auto liability and employment related matters. Refer to Note 16 of our Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

The recorded amounts represent our best estimate of the costs we will incur in relation to such exposures, but it is possible that actual costs could differ from those estimates.

Business Combinations, Goodwill and Intangible Assets

Assets acquired and liabilities assumed in an acquired business are recorded at their estimated fair values on the date of acquisition. The difference between the purchase price amount and the net fair value of assets acquired and liabilities assumed is recognized as goodwill on the balance sheet if the purchase price exceeds the estimated net fair value or as a bargain purchase gain on the income statement if the purchase price is less than the estimated net fair value. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment, often utilizes independent valuation experts and involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items. The judgments made in the determination of the estimated fair value assigned to the assets acquired and liabilities assumed, as well as the estimated useful life of each asset and the duration of each liability, could significantly impact the financial statements in periods after acquisition, such as through depreciation and amortization expense. The allocation of the purchase price may be modified up to one year after the acquisition date as more information is obtained about the fair value of assets acquired and liabilities assumed. Fair values of acquired developed technology and customer relationships are estimated using the income approach. Management applies significant judgment in estimating the fair value of intangible assets acquired, which involved the use of significant estimates and assumptions with respect to the revenue growth rates, the obsolescence factors (specific to developed technology), the customer attrition rates (specific to customer relationships), and the discount rates. Changes in these judgments or estimates can have a material impact on the valuation of the respective assets and liabilities acquired and our results of operations.

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

In determining the estimated fair value of the reporting units when performing a quantitative analysis, we consider both the market approach and the income approach. Under the market approach, we utilize the guideline company method, which involves calculating valuation multiples based on operating data from comparable publicly traded companies. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows utilizing a market-based discount rate determined separately for each reporting unit. To determine the estimated fair values of our reporting units, the Company uses assumptions and estimates including the determination of guideline companies and market multiples, projected sales, projected gross margins and discount rates.

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

Quantitative testing of indefinite-lived intangibles consists of a comparison of the fair value of the indefinite-lived intangible asset to its carrying value. We estimate the fair value of indefinite-lived intangibles using the relief-from-royalty method. The fair value derived is measured as the discounted cash flow savings realized from owning such trade names and not being required to pay a royalty for their use. Assumptions utilized in the determination of fair value include projected sales, discount rates and royalty rates. An impairment charge is recorded for the amount the carrying value exceeds the estimated fair value of the indefinite-lived intangible.
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

Changes in retirement and postretirement benefit expense and the recognized obligations may occur in the future as a result of a number of factors, including changes to any of these assumptions. Our expected rate of return on pension plan assets was 5.5% for fiscal 2019, 6.0% for fiscal 2018 and 5.8% for fiscal 2017. As of September 30, 2019, we had pension plan assets of $310.6 million. A 25 basis point increase in the expected rate of return on pension plan assets reduces annual pension expense by approximately $0.7 million. Differences between actual and projected investment returns, especially in periods of significant market volatility, can also impact estimates of required pension contributions. The discount rate for our defined benefit pension plans obligation was 3.2% in 2019, 4.2% in fiscal 2018 and 3.9% in fiscal 2017. The discount rate for our postretirement obligations may vary up to 100 basis points from that of our retirement obligations. For each 50 basis point change in the discount rate, the impact to annual pension expense ranges from an increase of $1.9 million to a decrease of $1.7 million, while the impact to our postretirement health care expense would be insignificant. Impacts from assumption changes could be positive or negative depending on the direction of the change in rates.

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

We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances. As of September 30, 2019, we had $45.0 million of valuation allowances on deferred tax assets, on a tax-effected basis, primarily related to certain foreign deferred tax attributes and state tax credit carryforwards as it is more likely than not that some portion or all of these tax attributes will not be realized.

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

We also have on-going audits in various stages of completion with the IRS and several state and foreign jurisdictions, one or more of which may conclude within the next 12 months. Such settlements could involve some or all of the following: the payment of additional taxes and penalties, the adjustment of certain deferred taxes and/or the recognition of previously unrecognized tax benefits. The resolution of these matters, in combination with the expiration of certain statutes of limitations in various jurisdictions, make it reasonably possible that our unrecognized tax benefits may decrease as a result of either payment or recognition of up to $7.3 million in the next 12 months, excluding interest.

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

Refer to Note 7 and Note 8 of our Consolidated Financial Statements in Item 8 of this Form 10-K for additional discussions about our derivative agreements and our pension plan assets. We may need to make additional pension plan contributions and our pension expense in future years may increase if market volatility and disruption causes declines in asset values and low interest rates result in a high pension obligation. Investment strategies and policies are set by the plan’s fiduciaries. Long-term strategic investment objectives utilize a diversified mix of equity and fixed income securities to preserve the funded status of the trusts and balance risk and return. The plan fiduciaries oversee the investment allocation process, which includes selecting investment managers, setting long-term strategic targets and monitoring asset allocations.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2019 using criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on these criteria, management concluded that we maintained effective internal control over financial reporting as of September 30, 2019.

The effectiveness of our internal control over financial reporting as of September 30, 2019 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, who also audited our Consolidated Financial Statements, as stated in their report included herein.

/s/ John P. Groetelaars
John P. Groetelaars
President and Chief Executive Officer

/s/ Barbara W. Bodem
Barbara W. Bodem
Senior Vice President and Chief Financial Officer

/s/ Richard M. Wagner
Richard M. Wagner
Vice President, Controller and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Hill-Rom Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hill-Rom Holdings, Inc. and its subsidiaries (the “Company”) as of September 30, 2019 and 2018, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2019, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended September 30, 2019 listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in fiscal 2019.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill and Indefinite-Lived Intangible Asset Impairment Assessments - Certain Reporting Units in the Front Line Care and Surgical Solutions Reportable Segments and the Welch Allyn Trade Name

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s consolidated goodwill and indefinite-lived intangible asset balances as of September 30, 2019 were $1,800.9 million and $437.4 million, respectively. The goodwill associated with the Front Line Care and the Surgical Solutions reportable segments as of September 30, 2019 was $1,424.7 million and $208.5 million, respectively. The Welch Allyn trade name asset balance was $434.0 million as of September 30, 2019. As disclosed by management, an impairment assessment is performed on goodwill and other indefinite-lived intangible assets annually in the third fiscal quarter, or whenever events or changes in circumstances indicate that the fair value of a reporting unit or indefinite-lived intangible asset may be below its carrying value. To determine the estimated fair values of the Company’s reporting units, management considers both the market and income valuation approaches, which require management to develop assumptions and estimates including the determination of guideline companies and market multiples, projected sales, projected gross margins and discount rates. As disclosed by management, the fair value of the trade name indefinite-lived intangible asset is estimated using the relief-from-royalty valuation method. The fair value derived is measured as the discounted cash flow savings realized from owning such trade name and not being required to pay a royalty for its use. Assumptions utilized by management in the determination of fair value of the trade name include projected sales, discount rates and royalty rate.

The principal considerations for our determination that performing procedures relating to the goodwill and indefinite-lived asset impairment assessments of certain reporting units comprising the Front Line Care and the Surgical Solutions reportable segments and the Welch Allyn trade name is a critical audit matter are that there was significant judgment by management when developing the fair value measurements of the reporting units and the trade name. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s cash flow projections and significant assumptions, including the determination of guideline companies and market multiples, projected sales, projected gross margins, discount rates, and the royalty rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill and indefinite-lived asset impairment assessments, including controls over the valuation of the Company’s reporting units and trade name and controls over the development of the assumptions related to the valuation of the reporting unit and trade name, including determination of guideline companies and market multiples, projected sales, projected gross margins, discount rates and the royalty rate. These procedures also included, among others, testing management’s process for developing the fair value estimates; evaluating the appropriateness of the guideline company method, and the discounted cash flow and relief-from-royalty valuation models; testing the completeness, accuracy, and relevance of underlying data used; and evaluating the significant assumptions used by management, including the determination of guideline companies and market multiples, projected sales, projected gross margins, discount rates and the royalty rate. Evaluating management’s assumptions related to projected sales and projected gross margins involved evaluating whether the assumptions utilized were reasonable considering (i) the current and past performance of the business, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the Company’s discounted cash flow models and certain significant assumptions, including the determination of guideline companies, market multiples, discount rates, and the royalty rate.

Valuation of Acquired Intangible Assets - Developed Technology and Customer Relationships

As described in Notes 1 and 3 to the consolidated financial statements, during 2019 the Company recorded $160.6 million of intangible assets acquired in connection with the Voalte, Inc. (“Voalte”) and Breathe Technologies, Inc. (“Breathe”) business combinations. Intangible assets recorded by the Company in connection with 2019 acquisitions primarily included developed technology related to Voalte and Breathe (“developed technology”) of $111.0 million and customer relationships related to Voalte (“customer relationships”) of $29.0 million. As disclosed by management, fair values of the acquired developed technology and customer relationships are estimated using the income valuation approach. Management applied significant judgment in estimating the fair value of intangible assets acquired, which involved the use of significant estimates and assumptions with respect to the revenue growth rates, the obsolescence factors, the customer attrition rate, and the discount rates.

The principal considerations for our determination that performing procedures relating to the valuation of the acquired developed technology and customer relationships intangible assets is a critical audit matter are that there was a significant amount of judgment by management when developing the fair values of the acquired developed technology and customer relationships intangible assets. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the significant assumptions relating to management’s estimates, including revenue growth rates, obsolescence factors, customer attrition rate, and discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the acquired developed technology and customer relationships intangible assets, including controls over development of the assumptions used in the valuation of the acquired developed technology and customer relationships, including revenue growth rates, obsolescence factors, customer attrition rate, and discount rates. These procedures also included, among others, (i) reading the purchase agreements, (ii) testing management’s process for estimating the fair value of acquired developed technology and customer relationships intangible assets, and (iii) testing management’s assumptions relating to revenue growth rates, obsolescence factors, customer attrition rate, and discount rates used to estimate the fair value of the acquired developed technology and customer relationships. Testing management’s process included evaluating the appropriateness of the valuation methods and the reasonableness of significant assumptions, including the revenue growth rates, obsolescence factors, customer attrition rate, and discount rates. Evaluating the reasonableness of the revenue growth rates involved considering the past performance of the acquired businesses, as well as economic and industry forecasts. Evaluating the reasonableness of the customer attrition rate involved testing the completeness, accuracy and relevance of underlying data used. Professionals with specialized skill and knowledge were used to assist in evaluating the Company’s discounted cash flow model and certain significant assumptions, including the obsolescence factors, customer attrition rate, and the discount rates.

/s/ PricewaterhouseCoopers LLP

Indianapolis, Indiana
November 15, 2019

We have served as the Company’s auditor since 1985.

Hill-Rom Holdings, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share data)

	Year Ended September 30
	2019	2018	2017
Net Revenue
Product sales and service	$2,615.0	$2,469.6	$2,358.1
Rental revenue	292.3	378.4	385.6
Total net revenue	2,907.3	2,848.0	2,743.7

Cost of Net Revenue
Cost of goods sold	1,330.7	1,274.1	1,235.8
Rental expenses	151.6	179.7	187.3
Total cost of net revenue	1,482.3	1,453.8	1,423.1

Gross Profit	1,425.0	1,394.2	1,320.6

Research and development expenses	139.5	135.6	133.7
Selling and administrative expenses	941.0	891.6	874.5
Special charges	28.4	77.6	37.4
Operating Profit	316.1	289.4	275.0

Interest expense	(89.6)	(95.0)	(88.9)
Loss on extinguishment of debt	(3.3)	—	—
Investment income (expense) and other, net	(14.6)	2.8	(3.1)

Income Before Income Taxes	208.6	197.2	183.0

Income tax expense (benefit)	56.4	(55.2)	50.7

Net Income	152.2	252.4	132.3

Less: Net loss attributable to noncontrolling interests	—	—	(1.3)

Net Income Attributable to Common Shareholders	$152.2	$252.4	$133.6
Net Income Attributable to Common Shareholders per Basic Common Share	$2.28	$3.81	$2.04
Net Income Attributable to Common Shareholders per Diluted Common Share	$2.25	$3.73	$1.99

Average Basic Common Shares Outstanding (in thousands)	66,772	66,234	65,599

Average Diluted Common Shares Outstanding (in thousands)	67,660	67,612	67,225

See Notes to Consolidated Financial Statements.

Hill-Rom Holdings, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended September 30
	2019	2018	2017

Net Income	$152.2	$252.4	$132.3

Other Comprehensive Income (Loss), net of tax:

Derivative instruments and hedges	(10.4)	12.5	7.4
Foreign currency translation adjustment	(40.1)	(24.0)	33.9
Change in pension and postretirement defined benefit plans	(13.6)	8.5	17.8
Total Other Comprehensive Income (Loss), net of tax	(64.1)	(3.0)	59.1

Total Comprehensive Income	88.1	249.4	191.4

Less: Comprehensive loss attributable to noncontrolling interests	—	—	(1.3)

Total Comprehensive Income Attributable to Common Shareholders	$88.1	$249.4	$192.7

See Notes to Consolidated Financial Statements.

Hill-Rom Holdings, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	September 30, 2019	September 30, 2018
ASSETS
Current Assets
Cash and cash equivalents	$214.1	$183.0
Restricted cash	419.7	—
Trade accounts receivable, net of allowances of $20.6 in 2019 and $21.8 in 2018	653.3	580.7
Inventories, net of reserves	269.6	291.7
Other current assets	106.7	100.2
Total current assets	1,663.4	1,155.6
Property, plant and equipment	829.6	915.0
Less accumulated depreciation	(532.8)	(586.7)
Property, plant and equipment, net	296.8	328.3
Intangible assets:
Goodwill	1,800.9	1,738.3
Other intangible assets and software, net	1,033.5	1,027.7
Deferred income taxes	33.1	35.0
Other assets	91.3	75.1
Total Assets	$4,919.0	$4,360.0
LIABILITIES
Current Liabilities
Trade accounts payable	$197.6	$177.3
Short-term borrowings	660.4	182.5
Accrued compensation	130.4	132.5
Accrued product warranties	29.7	20.5
Accrued rebates	47.7	42.5
Deferred revenue	107.3	40.0
Other current liabilities	95.2	67.1
Total current liabilities	1,268.3	662.4
Long-term debt	1,783.1	1,790.4
Accrued pension and postretirement benefits	80.8	69.3
Deferred income taxes	143.0	181.3
Other long-term liabilities	70.5	40.4
Total Liabilities	3,345.7	2,743.8
Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Capital Stock:
Preferred stock - without par value:
Authorized - 1,000,000 shares; none issued or outstanding
Common stock - without par value:
Authorized - 199,000,000
Issued - 88,457,634 shares in 2019 and 2018; Outstanding - 66,625,011 shares in 2019 and 67,256,112 shares in 2018	4.4	4.4
Additional paid-in capital	637.4	602.9
Retained earnings	1,967.4	1,876.2
Accumulated other comprehensive loss	(182.5)	(113.0)
Treasury stock, common shares at cost: 21,832,623 in 2019 and 21,201,522 in 2018	(853.4)	(754.3)
Total Shareholders’ Equity	1,573.3	1,616.2
Total Liabilities and Shareholders’ Equity	$4,919.0	$4,360.0
See Notes to Consolidated Financial Statements.

Hill-Rom Holdings, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)

	Year Ended September 30
	2019	2018	2017
Operating Activities
Net income	$152.2	$252.4	$132.3
Adjustments to reconcile net income to net cash, cash equivalents and restricted cash provided by operating activities:
Depreciation and amortization of property, plant, equipment and software	72.4	89.6	95.2
Acquisition-related intangible asset amortization	122.4	106.9	108.4
Amortization of debt discounts and issuance costs	7.1	7.4	7.2
Loss on extinguishment of debt	3.0	—	—
Benefit for deferred income taxes	(18.8)	(84.8)	(32.8)
Loss on disposal of property, equipment leased to others, intangible assets and impairments	3.4	2.7	24.7
(Gain) loss on disposition of businesses	15.9	23.0	(1.0)
Stock compensation	34.4	28.1	23.0
Other, net	17.6	12.9	10.2
Change in assets and liabilities excluding cash, cash equivalents, restricted cash, acquisitions and dispositions:
Trade accounts receivable	(62.3)	(7.7)	(45.8)
Inventories	(0.9)	(18.7)	(22.2)
Other current assets	15.7	(29.4)	15.0
Trade accounts payable	13.2	12.5	21.6
Accrued expenses and other current liabilities	29.5	(1.0)	(32.3)
Other assets and liabilities	(3.4)	1.3	7.6
Net cash, cash equivalents and restricted cash provided by operating activities	401.4	395.2	311.1
Investing Activities
Purchases of property, plant, equipment and software	(73.4)	(89.5)	(97.5)
Proceeds on sale of property and equipment	2.9	4.2	15.1
Payment for acquisition of businesses, net of cash acquired	(303.4)	—	(311.4)
Payment for acquisition of intangible assets	(17.1)	—	—
Payments for acquisitions of investments	(26.6)	—	—
Proceeds on sale of business	166.6	1.0	5.8
Other, net	2.0	1.9	(1.4)
Net cash, cash equivalents and restricted cash used in investing activities	(249.0)	(82.4)	(389.4)
Financing Activities
Proceeds from borrowings on long-term debt	1,000.0	1.0	300.0
Payments of long-term debt	(1,038.5)	(351.0)	(73.2)
Borrowings on Revolving Credit Facility	420.0	75.0	180.0
Payments on Revolving Credit Facility	(340.0)	(165.0)	(325.8)
Borrowings on Securitization Facility	5.5	71.6	124.5
Payments on Securitization Facility	(5.5)	(40.7)	(45.4)
Borrowings on Note Securitization Facility	68.9	122.4	—
Payments on Note Securitization Facility	(62.7)	(50.0)	—
Proceeds from issuance of senior unsecured notes	425.0	—	—
Payment of debt issuance costs	(12.7)	(0.4)	(5.1)
Payments of cash dividends	(55.4)	(51.8)	(46.6)
Proceeds on exercise of stock options	14.5	40.0	17.8
Proceeds from employees in stock purchase program	7.5	6.4	5.0
Stock repurchases for stock award withholding obligations	(4.7)	(14.1)	(10.6)
Stock repurchases in the open market	(117.2)	—	(50.0)
Net cash, cash equivalents and restricted cash provided by (used in) financing activities	304.7	(356.6)	70.6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6.3)	(5.0)	7.3
Net Cash Flows	450.8	(48.8)	(0.4)
Cash, Cash Equivalents and Restricted Cash:
At beginning of period	183.0	231.8	232.2
At end of period	$633.8	$183.0	$231.8

Supplemental cash flow information:
Cash paid for income taxes	$54.4	$44.8	$70.4
Cash paid for interest	$91.8	$90.4	$81.3
Non-cash investing and financing activities:
Treasury stock issued under stock compensation plans	$22.7	$56.6	$37.5
See Notes to Consolidated Financial Statements.

Hill-Rom Holdings, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY
(In millions, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity Attributable to Common Shareholders	Noncontrolling Interests
	Shares Issued	Amount
									Total
Balance as of September 30, 2016	88,457,634	$4.4	$575.9	$1,589.7	$(169.1)	$(773.7)	$1,227.2	$8.7	$1,235.9
Net income attributable to common shareholders	—	—	—	133.6	—	—	133.6	(1.3)	132.3
Other comprehensive income (loss), net of tax of ($14.6)	—	—	—		59.1	—	59.1	—	59.1
Dividends ($0.71 per common share)	—	—	0.5	(47.1)	—	—	(46.6)	—	(46.6)
Stock repurchases for stock award withholding obligations	—	—	—	—	—	(10.6)	(10.6)	—	(10.6)
Stock repurchases in the open market	—	—	—	—	—	(50.0)	(50.0)	—	(50.0)
Stock compensation on equity-classified awards	—	—	22.5		—	—	22.5	—	22.5
Stock option exercises	—	—	(1.4)	—	—	19.2	17.8	—	17.8
Distribution of stock awards	—	—	(15.1)	—	—	15.5	0.4	—	0.4
Shares issued under employee stock purchase plan	—	—	2.8	—	—	2.8	5.6	—	5.6
Adoption of ASU 2016-09	—	—	(0.8)	—	—	—	(0.8)	—	(0.8)
Balance as of September 30, 2017	88,457,634	4.4	584.4	1,676.2	(110.0)	(796.8)	1,358.2	7.4	1,365.6
Net income	—	—	—	252.4	—	—	252.4	—	252.4
VIE activity	—	—	—	—	—	—	—	(7.4)	(7.4)
Other comprehensive income (loss), net of tax of ($5.9)	—	—	—	—	(3.0)	—	(3.0)	—	(3.0)
Dividends ($0.78 per common share)	—	—	0.6	(52.4)	—	—	(51.8)	—	(51.8)
Stock repurchases for stock award withholding obligations	—	—	—	—	—	(14.1)	(14.1)	—	(14.1)
Stock compensation on equity-classified awards	—	—	27.4	—	—	—	27.4	—	27.4
Stock option exercises	—	—	3.6	—	—	36.4	40.0	—	40.0
Distribution of stock awards	—	—	(17.3)	—	—	17.3	—	—	—
Shares issued under employee stock purchase plan	—	—	4.2	—	—	2.9	7.1	—	7.1
Balance as of September 30, 2018	88,457,634	4.4	602.9	1,876.2	(113.0)	(754.3)	1,616.2	—	1,616.2
Cumulative effect of ASC 606 adoption, net of tax of $4.8	—	—	—	(4.9)	—	—	(4.9)	—	(4.9)
Cumulative effect of ASU 2016-16 adoption, net of tax of $0.2	—	—	—	(5.6)	—	—	(5.6)	—	(5.6)
Reclassification due to ASU 2018-02 adoption	—	—	—	5.4	(5.4)	—	—	—	—
Net income	—	—	—	152.2	—	—	152.2	—	152.2
Other comprehensive income (loss), net of tax of $7.0	—	—	—	—	(64.1)	—	(64.1)	—	(64.1)
Dividends ($0.83 per common share)	—	—	0.5	(55.9)	—	—	(55.4)	—	(55.4)
Stock repurchases for stock award withholding obligations	—	—	—	—	—	(4.7)	(4.7)	—	(4.7)
Stock repurchases in the open market	—	—	—	—	—	(117.2)	(117.2)	—	(117.2)
Stock compensation on equity-classified awards	—	—	33.9	—	—	—	33.9	—	33.9
Stock option exercises	—	—	2.6	—	—	11.9	14.5	—	14.5
Distribution of stock awards	—	—	(7.7)	—	—	7.7	—	—	—
Shares issued under employee stock purchase plan	—	—	5.2	—	—	3.2	8.4	—	8.4
Balance as of September 30, 2019	88,457,634	$4.4	$637.4	$1,967.4	$(182.5)	$(853.4)	$1,573.3	$—	$1,573.3
See Notes to Consolidated Financial Statements.

Hill-Rom Holdings, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

Note 1. Summary of Significant Accounting Policies

Nature of Operations

Hill-Rom Holdings, Inc. (the “Company,” “Hillrom,” “we,” “us,” or “our”) was incorporated on August 7, 1969 in the State of Indiana and is headquartered in Chicago, Illinois. We are a global medical technology leader whose approximately 10,000 employees have a single purpose: enhancing outcomes for patients and their caregivers by Advancing Connected Care™. Around the world, our innovations touch over 7 million patients each day. Our products and services help enable earlier diagnosis and treatment, optimize surgical efficiency and accelerate patient recovery while simplifying clinical communication and shifting care closer to home. We make these outcomes possible through connected smart beds, patient lifts, patient assessment and monitoring technologies, caregiver collaboration tools, respiratory health devices, advanced equipment for the surgical space and more, delivering actionable, real-time insights at the point of care.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense in the period. Actual results could differ from those estimates. Examples of such estimates include, but are not limited to, our accounts receivable reserves (Note 1), accrued warranties (Note 1), the impairment of intangibles and goodwill (Note 4), use of the spot yield curve approach for pension expense (Note 8), income taxes (Note 1 and Note 11) and commitments and contingencies (Note 16).

Cash and Cash Equivalents

We consider investments in marketable securities and other highly liquid instruments with a maturity of three months or less at date of purchase to be cash equivalents. All of our marketable securities may be freely traded.

Restricted Cash

Restricted cash consists of amounts held in a trust account to redeem all of our previously outstanding senior unsecured 5.75% notes due September 2023. The restricted cash was used to redeem these senior notes on October 7, 2019. See Note 6 for additional information.

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

Inventories

Inventories are valued at lower of cost or market. Inventory costs are determined by the last-in, first-out (“LIFO”) method for approximately 30% and 23% of our inventories as of September 30, 2019 and 2018. Costs for other inventories have been determined principally by the first-in, first-out (“FIFO”) method.

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

We record cash and cash equivalents, as disclosed on our Consolidated Balance Sheets, as Level 1 instruments and certain other investments and derivatives as Level 2 instruments as they are not actively quoted. Except for the adoption of revised disclosure guidance related to investments held by our pension plan as discussed in Note 8, there have been no significant changes in our classification among assets and liabilities. Refer to Note 6 for disclosure of our debt instrument fair values.

Warranties and Guarantees

We routinely grant limited warranties on our products with respect to defects in material and workmanship. The terms of these warranties are generally one year; however, certain components and products have substantially longer warranty periods. We recognize a reserve with respect to these obligations at the time of product sale, with subsequent warranty claims recorded directly against the reserve. The amount of the warranty reserve is determined based on historical trend experience for the covered products. For more significant warranty-related matters, which might require a field corrective action, separate reserves are established when such events are identified and the cost of correction can be reasonably estimated.

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

In conjunction with our acquisition and divestiture activities, we have entered into select guarantees and indemnifications of performance with respect to the fulfillment of our commitments under applicable purchase and sale agreements. The arrangements generally indemnify the buyer or seller for damages associated with breach of contract, inaccuracies in representations and warranties surviving the closing date and satisfaction of liabilities and commitments retained under the applicable contract. With respect to divestitures, we also routinely enter into non-competition agreements for varying periods of time. Guarantees and indemnifications with respect to acquisition and divestiture activities, if triggered, could have an adverse impact on our Consolidated Financial Statements.

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

Self Insurance

We are generally self-insured up to certain stop-loss limits for certain employee health benefits, including medical, drug and dental. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims and outside actuarial analysis, which are based on historical information along with certain assumptions about future events. Such estimated reserves are classified as Other current liabilities and Other long-term liabilities in the Consolidated Balance Sheets. Refer to Note 16 for additional information.

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

Comprehensive Income

We include the after-tax effect of unrealized gains or losses on our available-for-sale securities, interest and foreign currency hedges, foreign currency translation adjustments and pension or other defined benefit postretirement plans’ actuarial gains or losses and prior service costs or credits in Accumulated other comprehensive income (loss). See Note 9 of our Consolidated Financial Statements for further details.

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

Stock-Based Compensation

We account for stock-based compensation under fair value provisions. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. In order to determine the fair value of stock options on the date of grant, we utilize a Binomial model. In order to determine the fair value of other performance-based stock awards on the date of grant, we utilize a Monte Carlo model. Inherent in this model are assumptions related to a volatility factor, expected life, risk-free interest rate, dividend yield and expected forfeitures. The risk-free interest rate is based on factual data derived from public sources. The volatility factor, expected life, dividend yield and expected forfeiture assumptions require judgment utilizing historical information, peer data and future expectations. Restricted stock units (“RSUs”) are measured based on the fair market price of our common stock on the date of grant, as reported by the New York Stock Exchange, multiplied by the number of units granted. See Note 12 for further details.

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

As of September 30, 2019, we had valuation allowances on deferred tax assets, on a tax-effected basis, primarily related to certain foreign deferred tax attributes that are not expected to be utilized. The valuation allowance total was not significantly impacted by the Tax Cuts and Jobs Act (the “Tax Act”) enacted in the United States in December 2017. We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances.

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

Derivative financial instruments are recognized in the Consolidated Balance Sheets as either assets or liabilities and are measured at fair value. Changes in the fair value of derivatives are recorded each period in the Statement of Consolidated Income or the Statement of Consolidated Comprehensive Income, depending on whether a derivative is designated and considered effective as part of a hedge transaction, and if it is, the type of hedge transaction. The Company's derivatives are considered to be highly effective under hedge accounting principles. The Company does not hold or issue derivative financial instruments for speculative purposes. As a result of being effective, gains and losses on derivative instruments reported in Accumulated other comprehensive income (loss) are subsequently included in the Statement of Consolidated Income in the periods in which earnings are affected by the hedged item. These activities have not had a material effect on our Consolidated Financial Statements for the periods presented herein.

Recently Adopted Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASC 606”), which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We adopted the new standard in the first quarter of fiscal 2019 using the modified retrospective approach. See Note 2 for additional information on the impacts of ASC 606 on our Consolidated Financial Statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Topic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities. This standard requires equity securities to be measured at fair value with changes in fair value recognized through net income and eliminated the cost method for equity securities without readily determinable fair values. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This standard issued six technical corrections and improvements to clarify guidance in ASU 2016-01, which primarily impacted the accounting for equity investments, financial liabilities under fair value option, and the presentation and disclosure requirements of financial instruments. We adopted ASU 2016-01 and ASU 2018-03 prospectively in the first quarter of fiscal 2019 and the new updates did not have a material impact on our Consolidated Financial Statements. We applied the practicability election within this standard under which our investments in equities that are not recorded under the consolidation or equity method of accounting guidance are valued at cost, less impairment, plus or minus observable price changes (in orderly transactions) of an identical or similar investment of the same issuer.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The purpose of the standard is to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The standard addresses specific issues including debt prepayment and extinguishment costs, settlement of zero-coupon debt, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and certain life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and the application of the predominance principle in separately identifiable cash flows. We adopted ASU 2016-15 in the first quarter of fiscal 2019 using a retrospective transition method and elected to continue to use the nature of distribution approach for distributions received from equity method investees. The impact of the adoption of ASU 2016-15 did not have a material impact on our Consolidated Financial Statements.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This standard requires that companies include amounts generally described as restricted cash and restricted cash equivalents, along with cash and cash equivalents, when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. We retrospectively adopted ASU 2016-18 in the first quarter of fiscal 2019, resulting in no change to our historical Statements of Consolidated Cash Flows. We have included restricted cash with cash and cash equivalents accordingly in our Statement of Consolidated Cash Flows for the fiscal year ended September 30, 2019.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This standard provides clarification on the definition of a business and provides guidance on whether transactions should be recorded as acquisitions (or disposals) of assets or businesses. We adopted ASU 2017-01 in the first quarter of fiscal 2019. ASU 2017-01 did not have a material impact on our Consolidated Financial Statements.

In February 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This standard requires employers to include only the service cost component of net periodic pension cost in operating expenses, together with other employee compensation costs. The other components of net periodic pension cost, including interest cost, expected return on plan assets, amortization of prior service cost and settlement and curtailment effects, are to be included in non-operating expenses. The amendment allows a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. We adopted ASU 2017-07 in the first quarter of fiscal 2019 and applied the practical expedient upon adoption. ASU 2017-07 did not have a material impact on our Consolidated Financial Statements. As a result of the adoption of ASU 2017-07, we reclassified $(0.1) million for fiscal 2018 and $1.6 million for fiscal 2017 from Selling and administrative expenses to Investment income (expense) and other, net. See Note 8 for additional information on our retirement and postretirement plans.

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

Recently Issued Accounting Guidance

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and has subsequently issued related amendments, collectively referred to as “ASC 842”. ASC 842 is effective for our first quarter of fiscal 2020.  The objective of this guidance is to increase transparency and comparability among organizations through recognizing leased assets, called right-of-use assets, and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  As a lessee, the new standard requires us to recognize both the right-of-use assets and lease liabilities in the balance sheet for most leases, whereas under previous GAAP only finance lease liabilities (referred to as capital leases) were recognized in the balance sheet. In addition, the definition of a lease has been revised, which may result in changes to the classification of an arrangement as a lease. Under the new standard, an arrangement that conveys the right to control the use of an identified asset by obtaining substantially all of its economic benefits and directing how it is used is a lease, whereas the previous definition focuses on the ability to control the use of the asset or to obtain its output. Quantitative and qualitative disclosures related to the amount, timing and judgments of an entity’s accounting for leases and the related cash flows are expanded. Disclosure requirements apply to both lessees and lessors, whereas previous disclosures related only to lessees. The recognition, measurement, and presentation of revenues, expenses and cash flows arising from a lease have not significantly changed from previous GAAP.

The impact of adopting the new standard on rental revenue and related rental expenses in Gross Profit in the Statements of Consolidated Income is not expected to be significant. Rental usage of our products is provided as an alternative to product sales and is primarily short-term in nature. These arrangements provide customers with our products during periods of peak demand and often for specialty purposes.

The new standard provides a number of transition practical expedients, which the Company has elected to adopt, including:

•
a “package of three” expedients that must be taken together and allow entities to (1) not reassess whether existing contracts contain leases, (2) carryforward the existing lease classification, and (3) not reassess initial direct costs associated with existing leases, and

•	an election of the optional transition method, allowing us to record a cumulative effect adjustment to retained earnings in the period of adoption with no restatement of prior periods.

The Company has assessed the lease standard and is executing an implementation plan in preparation for adoption. Currently, management estimates the right-of-use asset and related lease obligation that will be recorded in fiscal 2020 to be between $70.0 million to $90.0 million on the Company’s Consolidated Balance Sheets.

The impact of adopting the new standard on retained earnings as of October 1, 2019 is not expected to be significant.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) - Measurement of Credit Losses of Financial Instruments and has subsequently issued related amendments, collectively referred to as “Topic 326”. Topic 326 requires entities to measure credit losses for financial assets measured at amortized cost based on expected losses rather than incurred losses. For available-for-sale debt securities with unrealized losses, entities will be required to recognize credit losses through an allowance for credit losses. Topic 326 is effective for our first quarter of fiscal 2021 and requires a modified retrospective transition method. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption on our Consolidated Financial Statements.

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

Note 2. Revenue Recognition

On October 1, 2018, we adopted ASC 606 using the modified retrospective method for contracts that were not completed as of the adoption date. The cumulative effect of initially applying ASC 606 was an adjustment to decrease the opening balance of Retained earnings by $4.9 million, which is net of a $4.8 million tax effect, as of October 1, 2018. As a result of adopting ASC 606 using the modified retrospective method, we are not required to restate our financial statements retrospectively and therefore, prior period amounts are not adjusted and continue to be reported in accordance with our historical revenue recognition policies.

Consistent with prior practice, revenue is presented in the Consolidated Statements of Income net of sales discounts and allowances, GPO fees, price concessions, rebates and customer returns for product sales and rental revenue reserves.

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

Revenue related to certain products within our Patient Support Systems segment is required to be recognized later under ASC 606 than it was historically due to the determination that the performance obligation was a fully installed system. Historically, this obligation was disaggregated into multiple elements and a portion of the revenue was recognized upon delivery of hardware and software and the remainder when installation was complete. As a result of the deferral of the recognition of revenue, adoption date adjustments were required to be recorded related to deferred contract costs and equipment and other costs, which are reported in Other current assets and Other assets in the Consolidated Balance Sheets. Additionally, cash received from customers at inception of open contracts or billings that preceded satisfaction of remaining performance obligations are recorded as Deferred revenue in Other current liabilities and Other long-term liabilities in the Consolidated Balance Sheets.

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
The cumulative effect of the changes made in the Consolidated Balance Sheets at October 1, 2018 for the adoption of ASC 606, is as follows:

Impacted Consolidated Balance Sheet Items	September 30, 2018 As Reported	Impacts of ASC 606 Adoption	October 1, 2018 After 606 Adoption
ASSETS
Trade accounts receivable, net of allowances	$580.7	$29.1	$609.8
Other current assets	100.2	21.8	122.0
Property, plant and equipment, net	328.3	(5.6)	322.7
Deferred income taxes	35.0	5.6	40.6
Other assets	75.1	3.4	78.5
LIABILITIES
Deferred revenue	40.0	47.5	87.5
Other current liabilities	67.1	0.8	67.9
Other long-term liabilities	40.4	10.9	51.3
SHAREHOLDERS’ EQUITY
Retained earnings	1,876.2	(4.9)	1,871.3

The impacts of ASC 606 in fiscal 2019 on our Consolidated Statement of Income are shown below.

	Year Ended September 30, 2019
Impacted Consolidated Statement of Income Items	As Reported	Impacts of ASC 606	Balances without ASC 606
Product sales and service net revenue [1]	$2,615.0	$112.2	$2,502.8
Rental net revenue [1]	292.3	(97.0)	389.3
Cost of goods sold [2]	1,330.7	26.4	1,304.3
Rental expenses [2]	151.6	(21.7)	173.3
Income tax expense (benefit)	56.4	2.2	54.2
Net income	152.2	8.3	143.9
1 The impacts of ASC 606 include $95.3 million related to revenue previously classified as Rental revenue that has been reclassified to Product sales and service revenue as a result of the adoption of ASC 606 in fiscal 2019.

2 The impacts of ASC 606 include $21.1 million related to cost of goods sold previously classified as Rental expenses that has been reclassified to Cost of goods sold as a result of the adoption of ASC 606 in fiscal 2019.

Within our Patient Support Systems segment, the adoption of ASC 606 impacted equipment and other costs, which are reported in Other current assets, Other assets, and deferred revenue, which is reported in Deferred revenue and Other long-term liabilities.

Within our Front Line Care segment, the adoption of ASC 606 impacted the reported amount in Trade accounts receivable, net of allowances, resulting in the derecognition of assets previously recorded.

The impacts of the adoption of ASC 606 as of September 30, 2019, including the cumulative effects of the change, on our Consolidated Balance Sheet are shown below.

	September 30, 2019
Impacted Consolidated Balance Sheet Items	As Reported	Impacts of ASC 606	Balances without ASC 606
ASSETS
Trade accounts receivable, net of allowances	$653.3	$30.8	$622.5
Other current assets [1]	106.7	13.6	93.1
Property, plant and equipment, net	296.8	(6.1)	302.9
Deferred income taxes	33.1	5.6	27.5
Other assets [1]	91.3	2.6	88.7
LIABILITIES
Deferred revenue	107.3	31.8	75.5
Other current liabilities	95.2	0.7	94.5
Other long-term liabilities	70.5	8.5	62.0
SHAREHOLDERS’ EQUITY
Retained earnings	1,967.4	3.4	1,964.0

1 Includes $11.9 million and $2.6 million of equipment and other costs in Other current assets and Other assets directly related to certain contract performance obligations not completed in our Patient Support Systems segment. These costs are subsequently expensed to Cost of goods sold commensurate with the timing of revenue recognition, which is generally 12 to 24 months.

Deferred Contract Costs

Consistent with prior practice, deferred contract costs represent commissions paid upon receipt of a purchase order for certain products in our Patient Support Systems segment.  These commissions are subsequently expensed to Selling and administrative expenses commensurate with the timing of revenue recognition, which is generally 12 to 24 months. As of September 30, 2019, we had $10.0 million of deferred contract costs recorded within Other current assets and Other assets. In fiscal 2019, we amortized $14.7 million of deferred contract costs, which are classified within Selling and administrative expenses in the Consolidated Statements of Income.

Disaggregation of Revenue

The impact of the adoption of ASC 606 in fiscal 2019 is provided below.

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

	Year Ended September 30, 2019
	As Reported	Impacts of ASC 606	Balances without ASC 606
Net revenue - United States:
Patient Support Systems	$1,135.0	$13.1	$1,121.9
Front Line Care	700.6	1.7	698.9
Surgical Solutions	221.2	—	221.2
Total net revenue - United States	$2,056.8	$14.8	$2,042.0

Net revenue - Outside of the United States (“OUS”):
Patient Support Systems	$355.5	$0.4	$355.1
Front Line Care	277.5	—	277.5
Surgical Solutions	217.5	—	217.5
Total net revenue - OUS	$850.5	$0.4	$850.1

Net revenue:
Patient Support Systems	$1,490.5	$13.5	$1,477.0
Front Line Care	978.1	1.7	976.4
Surgical Solutions	438.7	—	438.7
Total net revenue	$2,907.3	$15.2	$2,892.1

Contract Balances

The nature of our products and services does not give rise to contract assets as we typically do not have instances where a right to payment for goods and services already transferred to a customer exists that is conditional on something other than the passage of time.

The following summarizes contract liability activity in fiscal 2019. The contract liability balance as of September 30, 2019 represents the transaction price allocated to the remaining performance obligations.

Contract Liabilities
Balance as of September 30, 2018	$47.8
Revenue deferred due to ASC 606 initial adoption	58.4
Deferred revenue acquired	10.7
New revenue deferrals	282.1
Revenue recognized upon satisfaction of performance obligations	(273.2)
Balance as of September 30, 2019	$125.8
These contract liabilities are recorded in Deferred revenue and Other long-term liabilities. We expect to satisfy the majority of the remaining performance obligations and recognize revenue related to installation and service contracts within 12 to 24 months.

Note 3. Business Combinations

Acquisitions

Breathe Technologies, Inc.

On September 3, 2019, we acquired all of the outstanding equity interests of Breathe, a developer and manufacturer of a patented wearable, non-invasive ventilation technology that supports improved patient mobility, for total aggregate cash consideration of $127.6 million. The purchase price is subject to certain post-closing adjustments. The transaction was financed through borrowings from the 2024 Revolving Credit Facility (Note 6).

The results of Breathe are included in the Front Line Care segment of our Consolidated Financial Statements since the date of acquisition. The impact to reported revenue and net income in fiscal 2019 was not significant.

The following table summarizes the preliminary estimate of the fair value of assets acquired and liabilities assumed at the date of the Breathe acquisition. The fair value of assets acquired and liabilities assumed are still considered to be preliminary, however we do not expect further adjustments to be significant.

Amount
Trade accounts receivable, net of allowances	$0.3
Inventories	6.3
Other current assets	0.1
Property, plant and equipment	2.1
Goodwill	60.2
Trade name	4.0
Customer relationships	0.4
Developed technology	56.0
Other assets	0.2
Trade accounts payable	(0.5)
Other current liabilities	(1.6)
Deferred income taxes	0.9
Other long-term liabilities	(0.8)
Total purchase price, net of cash acquired	$127.6

Goodwill in connection with the Breathe acquisition of $60.2 million was recognized at the acquisition date related to the excess of the purchase price over the estimated fair value of the assets acquired and the liabilities, reflecting the value associated with enhancing synergies, accelerating our leadership in respiratory health products. The goodwill was allocated entirely to our Front Line Care segment, which is not deductible for tax purposes in the United States.

The estimated useful lives of the acquired intangible assets are 2 years for trade name, 11 years for customer relationships and 8 years for developed technology.

In fiscal 2019, we recognized $6.4 million of acquisition and integration costs in Selling and administrative expenses and $1.7 million in Special charges related to this acquisition.

Voalte, Inc.

On April 1, 2019, we acquired all of the outstanding equity interests of Voalte, a clinical communications software company located in the United States, for total aggregate consideration of $181.0 million, comprised of $175.8 million cash and $5.2 million of contingent consideration measured at fair value as of the acquisition date. The purchase price is subject to certain post-closing adjustments. Additionally, contingent consideration is payable of up to $15.0 million based upon the achievement of certain commercial milestones. The transaction was financed through borrowings from the 2021 Revolving Credit Facility (Note 6).

The results of Voalte are included in the Patient Support Systems segment of our Consolidated Financial Statements since the date of acquisition. The impact to reported revenue and net income in fiscal 2019 was not significant.

The following table summarizes the preliminary estimate of the fair value of assets acquired and liabilities assumed at the date of the Voalte acquisition. The fair value of assets acquired and liabilities assumed are still considered to be preliminary, however we do not expect further adjustments to be significant.

Amount
Trade accounts receivable, net of allowances	$5.8
Inventories	0.1
Other current assets	2.7
Property, plant and equipment	0.2
Goodwill	98.4
Non-competition agreements	2.7
Trade name	13.5
Customer relationships	29.0
Developed technology	55.0
Trade accounts payable	(1.7)
Deferred revenue	(10.7)
Other current liabilities	(4.1)
Deferred income taxes	(9.9)
Total purchase price, net of cash acquired	$181.0

Goodwill in connection with the Voalte acquisition of $98.4 million was recognized at the acquisition date related to the excess of the purchase price over the estimated fair value of the assets acquired and the liabilities, reflecting the value associated with enhancing synergies, accelerating our leadership in care communications platform and advancing our digital and mobile communications platform and capabilities. The goodwill was allocated entirely to our Patient Support Systems segment, which is not deductible for tax purposes in the United States.

The estimated useful lives of the acquired intangible assets are 5 years for non-competition agreements and between 8 and 12 years for trade name, customer relationships and developed technology.

We recognized $12.1 million of acquisition and integration costs, including $3.2 million related to contingent consideration, in fiscal 2019 in Selling and administrative expenses related to this acquisition.

Pro-forma Financial Information - 2019 Acquisitions

Net income on an unaudited pro-forma basis, as if the Breathe and Voalte acquisitions had been consummated at the beginning of fiscal 2018 is $161.6 million and $208.6 million for fiscal 2019 and fiscal 2018, respectively. The impact to our net revenue on an unaudited pro-forma basis would not have been significant.

The unaudited pro-forma information was calculated after applying our accounting policies and adjusting Breathe and Voalte’s results to reflect purchase accounting adjustments. The unaudited pro-forma financial information is not necessarily indicative of results of operations that would have been achieved had the acquisition events taken place on the dates indicated, or the future consolidated results of operations of the combined company.

Mortara Instrument

On February 14, 2017, we completed the acquisition of Mortara Instrument, Inc. (“Mortara”) for consideration of $330.0 million in cash ($311.2 million, net of cash acquired), primarily financed through a private offering of $300.0 million of senior unsecured notes (Note 6). Mortara provides a portfolio of diagnostic cardiology devices designed to serve the full continuum of clinical care, from acute care to primary care and clinical research organizations.

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

Amount
Trade receivables	$16.4
Inventory	21.5
Other current assets	2.8
Property, plant and equipment	18.2
Goodwill	165.5
Trade name	15.8
Customer relationships	37.9
Developed technology	52.3
Other noncurrent assets	4.8
Current liabilities	(22.8)
Noncurrent liabilities	(1.2)
Total purchase price, net of cash acquired	$311.2

Goodwill in connection with the Mortara acquisition was allocated entirely to our Front Line Care segment. A majority of the goodwill is attributed to the acquired U.S. operations which is deductible for tax purposes.

The estimated useful lives of the acquired intangible assets are 7 years for trade name, 8 years for customer relationships and 7 years for developed technology.

Asset Acquisition

On October 1, 2018, we acquired the right to use patented technology and certain related assets from a supplier to our Front Line Care segment. We paid $17.1 million of cash and committed to guaranteed minimum future royalty payments of $22.0 million, which is presented in Other intangible assets and software, net and is being amortized over the 7-year term of the agreement.

Dispositions

On August 2, 2019, we completed a disposition to sell certain of our surgical consumable products and related assets for a purchase price of $166.6 million, which is net of cash and working capital adjustments. We recorded a pre-tax loss on this disposition of $15.9 million in Investment income (expense) and other, net, including transaction costs of $4.0 million. This disposition did not have a major effect on the Company's operations or financial results, and, therefore, has not been reported as a discontinued operation.

In fiscal 2018, we conveyed certain net assets related to our third-party rental business that was part of our Patient Support Systems segment, which was comprised of purchased moveable medical equipment that could be rented to customers, to Universal Hospital Services, Inc. (“UHS”) in exchange for UHS’s agreement to dismiss its previously disclosed litigation against us (“Settlement Agreement”). As a result, we recorded a loss of $24.5 million in Special charges, which included $20.9 million related to the non-cash loss reserve for the assets conveyed, and other Settlement Agreement related costs of approximately $3.6 million. The transaction closed in fiscal 2018.

In fiscal 2017, we sold our Völker business that was part of our Patient Support Systems segment. We recorded a loss of $25.4 million, relating mainly to non-cash write-downs of long-lived assets and working capital associated with the Völker brand portfolio, and transaction related costs of approximately $3.0 million in Special charges. In fiscal 2018, we recorded a gain of $1.0 million attributable to the final working capital settlement associated with the Völker transaction.

In fiscal 2017, we sold our Architectural Products business that was part of our Patient Support Systems segment for $4.5 million in cash proceeds and recorded a gain in Investment income and other, net that was not significant.

Note 4. Goodwill and Indefinite-Lived Intangible Assets

Goodwill

The following summarizes goodwill activity by reportable segment:

	Patient Support Systems	Front Line Care	Surgical Solutions	Total
Balances as of September 30, 2017
Goodwill	$545.0	$1,375.6	$311.8	$2,232.4
Accumulated impairment losses	(472.8)	—	—	(472.8)
Goodwill, net as of September 30, 2017	72.2	1,375.6	311.8	1,759.6

Changes in Goodwill in the period:
Goodwill related to acquisitions	—	0.8	—	0.8
Deconsolidation of VIE	—	—	(13.2)	(13.2)
Currency translation effect	(0.6)	(5.8)	(2.5)	(8.9)

Balances as of September 30, 2018
Goodwill	544.4	1,370.6	296.1	2,211.1
Accumulated impairment losses	(472.8)	—	—	(472.8)
Goodwill, net as of September 30, 2018	71.6	1,370.6	296.1	1,738.3

Changes in Goodwill in the period:
Goodwill related to acquisitions	98.4	60.2	—	158.6
Goodwill related to disposition	—	—	(81.7)	(81.7)
Currency translation effect	(2.3)	(6.1)	(5.9)	(14.3)

Balances as of September 30, 2019
Goodwill	640.5	1,424.7	208.5	2,273.7
Accumulated impairment losses	(472.8)	—	—	(472.8)
Goodwill, net as of September 30, 2019	$167.7	$1,424.7	$208.5	$1,800.9

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

We acquired Breathe and Voalte in fiscal 2019. All goodwill associated with Breathe was assigned to our Front Line Care segment and all goodwill associated Voalte was assigned to our Patient Support Systems segment. Refer to Note 3 for additional information regarding these acquisitions.

In fiscal 2019, we completed a disposition to sell certain of our surgical consumable products and related assets. All goodwill associated with this disposition was included in our Surgical Solutions segment. Refer to Note 3 for additional information regarding this disposition.

The majority of our goodwill is not deductible for income tax purposes.

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

Testing goodwill for impairment must be performed annually, or on an interim basis upon the occurrence of a triggering event or change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The annual evaluation of goodwill performed in the third quarter of fiscal 2019 did not result in any impairment.

Intangible Assets

Intangible assets are stated at cost and consist predominantly of software, patents, acquired technology, trademarks, trade names and acquired customer relationship assets. With the exception of certain indefinite-lived trademarks and trade names, our intangible assets are amortized on a straight-line basis over periods generally ranging from 1 to 20 years.

Many of our intangible assets are not deductible for income tax purposes. A summary of intangible assets and the related accumulated amortization follows:

	September 30
	2019		2018
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Customer relationships	658.1	333.8	723.5	299.5
Trademarks and trade names	488.9	24.0	506.0	22.4
Developed technology	278.6	79.5	138.7	58.6
Software	176.5	143.0	167.1	139.0
Other	28.4	16.7	25.2	13.3
Total	$1,630.5	$597.0	$1,560.5	$532.8

Other intangible assets presented in the table above is primarily comprised of patents, non-competition agreements and intellectual property rights.

The carrying value of the Welch Allyn indefinite-lived trade name was $434.0 million as of September 30, 2019 and 2018. Amortization expense in fiscal 2019, 2018 and 2017 was $132.7 million, $117.9 million and $121.6 million. Amortization expense for all other intangibles is expected to approximate the following for each of the next five fiscal years and thereafter:

Amount
2020	$116.7
2021	107.7
2022	91.5
2023	74.4
2024	63.0
2025 and beyond	142.5

Software consists mainly of capitalized costs associated with internal use software, including applicable costs associated with the implementation and upgrade of our enterprise resource planning systems. In addition, software includes capitalized development costs for software products to be sold. Capitalized software costs are amortized on a straight-line basis over periods ranging from three to ten years. Software amortization expense was $10.3 million, $11.1 million and $12.8 million in fiscal 2019, 2018 and 2017 and is included primarily in Selling and administrative expenses.

We have indefinite-lived intangible assets representing primarily the Welch Allyn trade name with a carrying value of $437.4 million as of September 30, 2019. Testing indefinite-lived intangible assets for impairment must be performed annually, or on an interim basis upon the occurrence of a triggering event or change in circumstances that would more likely than not reduce the fair value of an indefinite-lived intangible asset below its carrying amount. The annual evaluation of indefinite-lived intangible assets performed in the third quarter of fiscal 2019 did not result in any impairment.

Note 5. Supplementary Financial Statement Information

Research and Development Costs

Research and development costs were $139.5 million, $135.6 million and $133.7 million in fiscal 2019, 2018 and 2017.

Costs for software development technology held for sale capitalized as intangibles as of September 30, 2019 and 2018 were approximately $8.0 million and $2.4 million.

Inventories

Inventories consist of the following:

	September 30
	2019	2018
Finished products	$120.5	$139.7
Work in process	42.4	44.8
Raw materials	106.7	107.2
Total	$269.6	$291.7

Costs for inventories costs are determined principally by the FIFO method of inventory accounting, which approximates current cost. However, the LIFO method is used for certain inventories comprising approximately 30% and 23% of our total inventories as of September 30, 2019 and 2018. If the FIFO method of inventory accounting had been used for all inventories, they would have been approximately $0.3 million and $0.6 million higher than reported as of September 30, 2019 and 2018.

Property, Plant and Equipment

Total depreciation expense in fiscal 2019, 2018 and 2017 was $62.1 million, $78.6 million and $82.0 million. The major components of property, plant and equipment and the related accumulated depreciation were as follows:

	September 30
	2019		2018
	Cost	Accumulated Depreciation	Cost	Accumulated Depreciation
Land and land improvements	$16.7	$3.9	$18.4	$3.7
Buildings and building equipment	199.7	91.1	209.0	89.6
Machinery and equipment	397.0	285.2	410.9	288.1
Equipment leased to others	216.2	152.6	276.7	205.3
Total	$829.6	$532.8	$915.0	$586.7

Investments

In the first quarter of fiscal 2019, we acquired $26.6 million of non-marketable equity securities that are valued at cost. There has not been any impairment of the historical cost of our investments in non-marketable equity securities.

Warranties and Guarantees

A rollforward of changes in our warranty reserve is as follows:

	2019	2018	2017
Balance as of October 1	$20.5	$25.5	$27.5
Provision for warranties in the period	23.0	10.8	13.9
Warranty reserves acquired	0.2	—	1.5
Warranty reserves assumed [1]	2.8	—	—
Warranty claims incurred in the period	(16.8)	(15.8)	(17.4)
Balance as of September 30	$29.7	$20.5	$25.5

 1 As a result of the asset acquisition in our Front Line Care segment discussed in Note 3.

Note 6. Financing Agreements

Total debt consists of the following:

	September 30, 2019	September 30, 2018
Current portion of long-term debt (including the Senior unsecured 5.75% notes due on September 1, 2023)	$471.7	$0.1
Securitization Facility	110.0	110.0
Note Securitization Facility	78.7	72.4
Total Short-term borrowings	$660.4	$182.5

Revolving credit facility, matures August 2024	$80.0	$—
Senior secured Term Loan A, long-term-portion, matures August 2024	944.0	1,029.7
Senior unsecured 5.75% notes due on September 1, 2023	—	420.8
Senior unsecured 5.00% notes due on February 15, 2025	296.9	296.4
Senior unsecured 4.375% notes due on September 15, 2027	418.7	—
Unsecured 7.00% debentures due on February 15, 2024	13.5	13.6
Unsecured 6.75% debentures due on December 15, 2027	29.7	29.5
Other	0.3	0.4
Total Long-term debt	1,783.1	1,790.4
Total debt	$2,443.5	$1,972.9

In May 2019, we renewed our 364-day accounts receivable securitization facility (the “Securitization Facility”) with certain financial institutions for borrowings up to $110.0 million. We also renewed our 364-day note securitization facility for borrowings up to $90.0 million (the “Note Securitization Facility”) in May 2019. Under the terms of each of the Securitization Facility and Note Securitization Facility, certain of our accounts receivable secure the amounts borrowed and cannot be used to pay our other debts or liabilities. The amount of permissible borrowings outstanding is determined based on the amount of qualifying accounts receivable at any point in time. As of September 30, 2019, $110.0 million and $78.7 million was borrowed under the Securitization Facility and Note Securitization Facility, respectively. Borrowings outstanding under the Securitization Facility and Note Securitization Facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus the applicable margin of 0.8% and 1.0% and are included as a component of Short-term borrowings, while the accounts receivable securing these obligations remain as a component of Trade accounts receivable, net of allowances, in our Consolidated Balance Sheets. In addition, the agreements governing the Securitization Facility and Note Securitization Facility contain various customary affirmative and negative covenants, and customary default and termination provisions. As of September 30, 2019, we were in compliance with these covenants.

In August 2019, we entered into a senior credit agreement (the ‘‘New Credit Agreement’’) for purposes of refinancing our then-existing senior secured credit facilities maturing in 2021 (the ‘‘Prior Senior Secured Credit Facilities’’). The Prior Senior Secured Credit Facilities consisted of a senior secured term loan facility (‘‘2021 TLA Facility’’) with an original principal amount of $1,462.5 million and a Senior Secured Revolving Credit Facility (‘‘2021 Revolving Credit Facility’’) providing borrowing capacity of up to $700.0 million, both maturing in September 2021. In fiscal 2019, we paid the outstanding balance of $1,038.4 million on the 2021 TLA Facility. We capitalized debt issuance costs of $2.5 million in connection with the 2024 TLA Facility and $3.7 million in connection with the 2024 Revolving Credit Facility.

In conjunction with the refinancing of the Prior Senior Secured Credit Facilities, we recorded $3.3 million in Loss on extinguishment of debt primarily related to the debt issuance costs previously capitalized for the 2021 TLA Facility in fiscal 2019.

The New Credit Agreement consists of two facilities as follows:

•	$1,000.0 million senior secured Term Loan A facility, maturing in August 2024 (“2024 TLA Facility”)

•	Revolving Credit Facility, providing borrowing capacity of up to $1,200.0 million, maturing in August 2024 (‘‘2024 Revolving Credit Facility’’)

The 2024 TLA Facility and 2024 Revolving Credit Facility bear interest at variable rates which currently approximate 3.4%. These interest rates are based primarily on LIBOR, but under certain conditions could also be based on the U.S. Federal Funds Rate or the U.S. Prime Rate, at our option. We are able to voluntarily prepay outstanding loans under the TLA Facility at any time. In fiscal 2019, we made no payments on the 2024 TLA Facility. In fiscal 2018, we made payments of $350.9 million on the 2021 TLA Facility, including the required minimum $146.3 million.

The following table summarizes the maturities of the 2024 TLA Facility for fiscal 2020 through 2024:

Amount
2020	$50.0
2021	50.0
2022	50.0
2023	75.0
2024	775.0

As of September 30, 2019, there were $80.0 million outstanding borrowings on the 2024 Revolving Credit Facility, and available borrowing capacity was $1,112.8 million after giving effect to $7.2 million of outstanding standby letters of credit. The availability of borrowings under our Revolving Credit Facility is subject to our ability at the time of borrowing to meet certain specified conditions, including compliance with covenants contained in the Senior Credit Agreement.

The facilities provided by the New Credit Agreement are held with a syndicate of banks, which includes approximately 13 institutions. Our general corporate assets, with exceptions, including those of certain of our subsidiaries, collateralize these obligations. The New Credit Agreement contains financial covenants which specify a maximum secured net leverage ratio and a minimum interest coverage ratio, which are defined in the New Credit Agreement. These financial covenants are measured at the end of each quarter. For the fiscal 2019 and thereafter, the required maximum secured net leverage ratio is 3.00x and the required minimum interest coverage ratio is 4.00x. We were in compliance with all financial covenants under our financing agreements as of September 30, 2019.

In September 2019, we issued senior unsecured notes of $425.0 million maturing September 2027 that bear interest at a fixed rate of 4.375% annually and capitalized debt issuance costs of $6.3 million. On October 7, 2019, we used the net proceeds from the offering of these notes, together with funds borrowed from the 2024 Revolving Credit Facility, to redeem all of our previously outstanding senior unsecured 5.75% notes due September 2023 (the “2023 Notes”) and pay the prepayment premium of $12.2 million. The 30-day notice required to redeem the 2023 Notes was filed on September 7, 2019 and, as a result, the outstanding liability of $421.6 million as of September 30, 2019 has been classified as current within short-term borrowings. In October 2019, we recorded a loss on extinguishment of debt of $15.6 million, which was comprised of a $12.2 million prepayment premium and $3.4 million of debt issuance costs previously capitalized.

In February 2017, we entered into $300.0 million of senior unsecured notes maturing February 2025 for purposes of financing the Mortara acquisition. These notes bear interest at a fixed rate of 5.00% annually. Collectively, the 4.375% and 5.00% notes are referred to herein as “Senior Notes.” The Senior Notes were issued at par in private placement offerings and are not registered securities on any public market. We are not required to make any mandatory redemption or sinking fund payments with respect to the Senior Notes, other than in certain circumstances such as a change in control or material sale of assets. We may redeem the 4.375% and 5.00% notes prior to maturity, but doing so would require payment of a premium on any amounts redeemed, the amount of which varies based on the timing of the redemption. The indentures governing the Senior Notes contain certain covenants which impose limitations on the amount of dividends we may pay and the amount of common shares we may repurchase in the open market, but we do not expect these covenants to affect our current dividend policy or open share repurchase program. The terms of these indentures also impose certain restrictions on the amount and type of additional indebtedness we may obtain in the future, as well as the types of liens and guarantees we may provide.

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The book values of our variable rate short-term debt instruments and 2024 Revolving Credit Facility approximate fair value.

The estimated fair values of our long-term debt instruments are described in the table below:

	September 30, 2019	September 30, 2018
Senior secured Term Loan A	$918.2	$991.9
Senior unsecured 5.75% notes due on September 1, 2023	—	437.3
Senior unsecured 5.00% notes due on February 14, 2025	312.4	294.0
Senior unsecured 4.375% notes due on September 15, 2027	435.4	—
Unsecured debentures	48.1	42.9
Total	$1,714.1	$1,766.1

The estimated fair values of our long-term unsecured debentures were based on observable inputs such as quoted prices in markets that are not active. The estimated fair values of our term loans and the Senior Notes were based on quoted prices for similar liabilities. These fair value measurements were classified as Level 2, as described in Note 1.

Note 7. Derivative Instruments and Hedging Activity

We are exposed to various market risks, including fluctuations in interest rates and variability in foreign currency exchange rates. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks. We employ cash flow hedges, net investment hedges, and other nondesignated derivative instruments to manage these risks.

Cash Flow Hedges

We are exposed to market risk from fluctuations in interest rates, which we sometimes manage through the use of interest rate swaps that are designated as cash flow hedges. As of September 30, 2019, we had five interest rate swap agreements, with an aggregate notional amount of $750.0 million to hedge the variability of cash flows associated with a portion of the variable interest rate payments on outstanding borrowings. As of September 30, 2019, these swaps were in a net liability position with an aggregate fair value of $6.8 million, of which $0.9 million were classified as Other assets and $7.7 million were classified as Other current liabilities. As of September 30, 2018, these swaps were in a net asset position with an aggregate fair value of $24.8 million, all of which were classified as Other assets. We classify fair value measurements on our interest rate swaps as Level 2, as described in Note 1.

We are subject to variability in foreign currency exchange rates due to our international operations. Exposure to this variability is periodically managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. From time-to-time, we enter into currency exchange agreements to manage our exposure arising from fluctuating exchange rates related to specific and projected transactions. We operate this program pursuant to documented corporate risk management policies and do not enter into derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currencies. Our currency risk consists primarily of foreign currency denominated firm commitments and projected foreign currency denominated intercompany and third-party transactions. As of September 30, 2019, the notional amount of open foreign exchange contracts was $6.7 million. These contracts were in a net asset position reported in Other current assets with a fair value of $0.2 million. As of September 30, 2018, the notional amount of open foreign exchange contracts was $5.5 million. These contracts were in a net asset position reported in Other current assets with a fair value of $0.1 million. The maximum length of time over which we hedge transaction exposures is generally 15 months. Derivative gains and losses, initially reported as a component of Accumulated other comprehensive income (loss), are reclassified to earnings in the period when the transaction affects earnings.

Net Investment Hedges

In July 2018, we entered into two cross-currency swap agreements, with an aggregate notional amount of $198.3 million to hedge the variability of U.S. dollar-Euro exchange rates through July 2023. These cross-currency swaps are designated as net investment hedges of subsidiaries using Euro as their functional currency. We entered into these cross-currency swaps to mitigate changes in net assets due to changes in U.S. dollar-Euro spot exchange rates. As of September 30, 2019, these swaps were in a net asset position with an aggregate fair value of $16.9 million which was classified as Other assets. As of September 30, 2018, these swaps were in a net liability position with an aggregate fair value of $1.2 million which was classified as Other current liabilities.

We classify fair value measurements on our cross-currency swaps as Level 2, as described in Note 1. We assess hedge effectiveness under the spot-to-spot method and record changes in fair value attributable to the translation of foreign currencies through Accumulated other comprehensive income (loss). We amortize the impact of all other changes in fair value of the derivative through Interest expense, which was income of $5.2 million for the year ended September 30, 2019 and income of $0.9 million for the year ended September 30, 2018.

Undesignated Derivative Instruments

We use forward contracts to mitigate the foreign exchange revaluation risk associated with recorded monetary assets and liabilities that are denominated in a non-functional currency. These derivative instruments are not formally designated as hedges and the terms of these instruments generally do not exceed one month. As of September 30, 2019, we had forward contracts not designated as hedges with aggregate notional amounts of $76.7 million. All derivative instruments were designated as hedges as of September 30, 2018. During the year ended September 30, 2019, we recognized unrealized losses of $0.2 million and losses of $2.9 million in Investment income (expense) and other, net related to these forward contracts not designated as hedges. During the year ended September 30, 2018, we recognized losses of $0.9 million in Investment income (expense) and other, net.

Note 8. Retirement and Postretirement Benefit Plans

Our retirement plans consist of defined benefit plans, postretirement health care plans and defined contribution savings plans. Plans cover certain employees both in and outside of the United States.

Retirement Plans

We sponsor five defined benefit retirement plans. Those plans include a master defined benefit retirement plan in the United States, a nonqualified supplemental executive defined benefit retirement plan, and three defined benefit retirement plans covering employees in Germany and France. Benefits for such plans are based primarily on years of service and the employee’s level of compensation in specific periods of employment. We contribute funds to trusts as necessary to provide for current service and for any unfunded projected future benefit obligation over a reasonable period of time. All plans have a measurement date of September 30.

Effect on Operations

The following table details the components of net pension expense for our defined benefit retirement plans:

	Year Ended September 30			Consolidated Statements
	2019	2018	2017	of Income Item
Service cost	$1.8	$1.6	$2.0	Cost of goods sold
Service cost	2.7	3.2	3.8	Selling and administrative expenses
Interest cost	12.5	11.0	9.9	Investment income (expense) and other, net
Expected return on plan assets	(14.8)	(15.7)	(14.6)	Investment income (expense) and other, net
Amortization of unrecognized prior service cost, net	0.1	0.1	0.2	Investment income (expense) and other, net
Amortization of net loss	2.4	4.5	6.1	Investment income (expense) and other, net
Net periodic benefit cost	4.7	4.7	7.4
Special termination benefits	—	—	0.1
Net pension expense	$4.7	$4.7	$7.5

Obligations and Funded Status

The change in benefit obligations, plan assets and funded status, along with amounts recognized in the Consolidated Balance Sheets for our defined benefit retirement plans were as follows:

	Year Ended September 30
	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$334.6	$345.8
Service cost	4.5	4.8
Interest cost	12.5	11.0
Actuarial (gain) loss	43.4	(13.8)
Benefits paid	(13.3)	(12.8)
Acquisitions	—	0.1
Exchange rate (gain) loss	(1.3)	(0.5)
Benefit obligation at end of year	380.4	334.6

Change in plan assets:
Fair value of plan assets at beginning of year	279.8	284.4
Actual return on plan assets	35.1	7.1
Employer contributions	9.0	1.1
Benefits paid	(13.3)	(12.8)
Fair value of plan assets at end of year	310.6	279.8
Funded status and net amounts recognized	$(69.8)	$(54.8)

Amounts recorded in the Consolidated Balance Sheets:
Accrued pension benefits, current portion	$(1.2)	$(1.1)
Accrued pension benefits, long-term	(68.6)	(53.7)
Net amount recognized	$(69.8)	$(54.8)

In addition to the amounts above, net actuarial losses of $70.6 million and prior service costs of $0.4 million, less the tax effect of $17.2 million are included as components of Accumulated other comprehensive income (loss) as of September 30, 2019. In addition to the amounts above, net actuarial losses of $50.2 million and prior service costs of $0.5 million, less the tax effect of $20.2 million are included as components of Accumulated other comprehensive income (loss) as of September 30, 2018. The estimated net actuarial loss and prior service cost for our defined benefit retirement plans that will be amortized from Accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $6.1 million and $0.1 million, respectively.

Accumulated Benefit Obligation

The accumulated benefit obligation for all defined benefit pension plans was $362.9 million and $316.1 million as of September 30, 2019 and 2018, respectively. Selected information for our plans, including plans with accumulated benefit obligations exceeding plan assets, was as follows:

	September 30, 2019			September 30, 2018
	PBO	ABO	Plan Assets	PBO	ABO	Plan Assets
Master plan	$353.4	$338.0	$310.5	$309.5	$292.7	$279.6
International plans	21.7	19.6	0.1	20.5	18.8	0.2
Supplemental executive plan	5.3	5.3	—	4.6	4.6	—
	$380.4	$362.9	$310.6	$334.6	$316.1	$279.8

Actuarial Assumptions

The weighted average assumptions used in accounting for our domestic pension plans were as follows:

	2019	2018	2017
Weighted average assumptions to determine benefit obligations at the measurement date:
Discount rate for obligation	3.2%	4.2%	3.9%
Rate of compensation increase	2.6%	3.0%	3.0%

Weighted average assumptions to determine benefit cost for the year:
Discount rate for expense	4.2%	3.9%	3.7%
Expected rate of return on plan assets	5.5%	6.0%	5.8%
Rate of compensation increase	3.0%	3.0%	3.0%

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

Plan Assets

The weighted average asset allocations of our master defined benefit retirement plan as of September 30, 2019 and 2018, by asset category, along with target allocations, are as follows:

	2019 Target Allocation	2018 Target Allocation	2019 Actual Allocation	2018 Actual Allocation

Equity securities	31%-37%	31%-37%	32%	35%
Fixed income securities	63%-69%	63%-69%	68%	65%
Total			100%	100%

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

The investment portfolio contains a diversified portfolio of fixed income securities and equities. Securities are also diversified in terms of domestic and international securities, short-term and long-term securities, growth and value styles, large cap and small cap stocks. The primary investment strategy is a dynamic target allocation method that periodically rebalances among various investment categories depending on the current funded positions. This program is designed to actively move from return-seeking investments (such as equities) toward liability-hedging investments (such as long-duration fixed income) as funding levels improve.

Trust assets are invested subject to the following policy restrictions: short-term securities must be rated A2/P2 or higher; all fixed-income securities shall have a credit quality rating “BBB” or higher; and investments in equities in any one company may not exceed 10% of the equity portfolio.

Fair Value Measurements of Plan Assets

Cash as part of plan assets was $4.2 million and $4.0 million as of September 30, 2019 and 2018, respectively, and was classified as a Level 1 financial instrument.

The following table summarizes these assets by category:

	September 30, 2019	September 30, 2018
Equities
U.S. companies	$49.6	$50.0
International companies	50.2	46.4
Fixed income securities	206.6	179.4
Total plan assets at fair value, excluding cash	$306.4	$275.8

These investments are commingled funds and/or collective trusts valued using the net asset value (“NAV”) unit price provided by the fund administrator. The NAV is based on the value of the underlying assets owned by the fund.

Cash Flows

Our U.S. master defined benefit plan is funded in excess of 87%, as measured under the requirements of the Pension Protection Act of 2006, and therefore we expect that the plan will not be subject to the “at risk” funding requirements of this legislation.

In fiscal 2019 and 2018, we contributed cash of $9.0 million and $1.1 million to our defined benefit retirement plans, of which $8.0 million was a voluntary contribution to our U.S. defined benefit retirement plan. We will not be required to contribute to our master defined benefit retirement plan in fiscal 2020 due to the current funding level; however, minimal contributions will be required for our unfunded plans.

Estimated Future Benefit Payments

The benefit payments, which are expected to be funded through plan assets and company contributions and reflect expected future service, are expected to be paid as follows:

Pension Benefits
2020	$14.6
2021	15.2
2022	15.9
2023	16.7
2024	17.6
2025-2029	98.1

Defined Contribution Savings Plans

We have defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees. The general purpose of these plans is to provide additional financial security in retirement by providing employees with an incentive to make regular savings. Our contributions to the plans are based on eligibility and employee contributions. Expense under these plans was $29.0 million in fiscal 2019. In fiscal 2018 and 2017, the expense was $28.4 million and $26.8 million.

Postretirement Health Care Plans

In addition to defined benefit retirement plans, we also offer two postretirement health care plans in the United States that provide health care benefits to qualified retirees and their dependents. The plans are closed to new participants and include retiree cost sharing provisions and generally extends retiree coverage for medical and prescription benefits beyond the COBRA continuation period to the date of Medicare eligibility. These plans have a measurement date of September 30.

The expense related to postretirement health care plans has not been significant in fiscal 2019, 2018 or 2017. The change in the accumulated postretirement benefit obligation was as follows:

	Year Ended September 30
	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$17.0	$19.4
Service cost	0.3	0.3
Interest cost	0.5	0.6
Actuarial gain	(4.1)	(2.4)
Benefits paid	(1.3)	(1.2)
Retiree contributions	0.3	0.3
Benefit obligation at end of year	$12.7	$17.0

Amounts recorded in the Consolidated Balance Sheets:
Accrued benefits obligation, current portion	$1.3	$1.6
Accrued benefits obligation, long-term	11.4	15.4
Net amount recognized	$12.7	$17.0

In addition to the amounts above, net actuarial gains of $11.9 million and prior service credits of $0.6 million, less the tax effect of $2.4 million are included as components of Accumulated other comprehensive income (loss) as of September 30, 2019. Net actuarial gains of $8.7 million and prior service credits of $0.8 million, less the tax effect of $3.0 million are included as components of Accumulated other comprehensive income (loss) as of September 30, 2018.

The estimated net actuarial gain and prior service benefit for our postretirement health care plans that will be amortized from Accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $1.4 million and $0.2 million.

The discount rate used to determine the net periodic benefit cost for the postretirement health care plans for fiscal 2019, 2018 and 2017 was 4.0%, 3.3% and 3.0%. The discount rate used to determine the benefit obligation as of September 30, 2019 was 3.0%. In fiscal 2018, the discount rate was 4.0%. In fiscal 2017, the discount rate was 3.3%. As of September 30, 2019, the health care cost trend rates for the plans were generally assumed to be in the ranges of 6.7% to 7.4%, trending down to a rate of 4.5% over the long-term.

A one-percentage-point increase/decrease in the assumed health care cost trend rates as of September 30, 2019 would cause an increase/decrease in service and interest costs of less than $0.1 million, along with an increase/decrease in the benefit obligation of $0.7 million.

We fund the postretirement health care plans as benefits are paid and current plan benefits are expected to require contributions of approximately $1.3 million in fiscal 2020 and approximately $1.0 million per fiscal year thereafter.

Note 9. Other Comprehensive Income

The following table represents the changes in Other comprehensive income (loss) by component in fiscal 2019:

	Year Ended September 30, 2019
	Other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax
Derivative instruments and hedges [1]:
Foreign exchange forward contracts	$(0.6)	$0.6	$—	$—	$—
Interest rate swaps	(24.8)	(6.8)	(31.6)	7.3	(24.3)
Cross-currency swaps	18.0	—	18.0	(4.1)	13.9
Derivative instruments and hedges total	(7.4)	(6.2)	(13.6)	3.2	(10.4)
Foreign currency translation adjustment	(40.1)	—	(40.1)	—	(40.1)
Change in pension and postretirement defined benefit plans	(19.4)	2.0	(17.4)	3.8	(13.6)
Total	$(66.9)	$(4.2)	$(71.1)	$7.0	$(64.1)

1 See Note 7 for information regarding our hedging strategies.

The following table represents the changes in Accumulated other comprehensive income (loss) by component in fiscal 2019:

	Accumulated other comprehensive income (loss)
	Balances as of September 30, 2018	Impacts of ASU 2018-02 Adoption as of October 1, 2018	Net activity for the Year Ended September 30, 2019	Balances as of September 30, 2019 [1]
Derivative instruments designated as hedges:
Foreign exchange forward contracts	$0.2	$—	$—	$0.2
Interest rate swaps	18.3	0.8	(24.3)	(5.2)
Cross-currency swaps	(1.7)	—	13.9	12.2
Derivative instruments designated as hedges total	16.8	0.8	(10.4)	7.2
Foreign currency translation adjustment	(105.3)	—	(40.1)	(145.4)
Change in pension and postretirement defined benefit plans	(24.5)	(6.2)	(13.6)	(44.3)
Total	$(113.0)	$(5.4)	$(64.1)	$(182.5)

1 The estimated net amount of gains and losses that are reported in Accumulated other comprehensive loss as of September 30, 2019 that is expected to be reclassified into earnings within the next 12 months is $0.7 million.

The following tables represent the changes in Accumulated other comprehensive income (loss) by component in fiscal 2018 and 2017:

	Year Ended September 30, 2018
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Derivative instruments and hedges [1]:
Foreign exchange forward contracts	$0.4	$0.3	$0.7	$(0.1)	$0.6	$(0.4)	$0.6	$0.2
Interest rate swaps	22.8	(5.3)	17.5	(3.9)	13.6	4.7	13.6	18.3
Cross-currency swaps	(2.2)	—	(2.2)	0.5	(1.7)	—	(1.7)	(1.7)
Derivative instruments and hedges total	21.0	(5.0)	16.0	(3.5)	12.5	4.3	12.5	16.8
Foreign currency translation adjustment	(24.0)	—	(24.0)	—	(24.0)	(81.3)	(24.0)	(105.3)
Change in pension and postretirement defined benefit plans	7.9	3.0	10.9	(2.4)	8.5	(33.0)	8.5	(24.5)
Total	$4.9	$(2.0)	$2.9	$(5.9)	$(3.0)	$(110.0)	$(3.0)	$(113.0)

	Year Ended September 30, 2017
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Derivative instruments and hedges [1]:
Foreign exchange forward contracts	$(0.4)	$(0.2)	$(0.6)	$0.1	$(0.5)	$0.1	$(0.5)	$(0.4)
Interest rate swaps	13.1	(0.7)	12.4	(4.5)	7.9	(3.2)	7.9	4.7
Derivative instruments and hedges total	12.7	(0.9)	11.8	(4.4)	7.4	(3.1)	7.4	4.3
Foreign currency translation adjustment	32.9	1.0	33.9	—	33.9	(115.2)	33.9	(81.3)
Change in pension and postretirement defined benefit plans	22.1	5.9	28.0	(10.2)	17.8	(50.8)	17.8	(33.0)
Total	$67.7	$6.0	$73.7	$(14.6)	$59.1	$(169.1)	$59.1	$(110.0)

The following table represents the items reclassified out of Accumulated other comprehensive income (loss) and the related tax effects in fiscal 2019, 2018 and 2017:

	Year Ended September 30
	2019			2018			2017
	Amount reclassified	Tax effect [5]	Net of tax	Amount reclassified	Tax effect	Net of tax	Amount reclassified	Tax effect	Net of tax
Derivative instruments and hedges:
Foreign exchange forward contracts [1]	$0.6	$(0.2)	$0.4	$0.3	$—	$0.3	$(0.2)	$—	$(0.2)
Interest rate swaps [2]	(6.8)	1.6	(5.2)	(5.3)	1.2	(4.1)	(0.7)	0.3	(0.4)
Derivative instruments and hedges total	$(6.2)	$1.4	$(4.8)	$(5.0)	$1.2	$(3.8)	$(0.9)	$0.3	(0.6)
Foreign currency translation adjustment [3]	—	—	—	—	—	—	1.0	—	1.0
Change in pension and postretirement defined benefit plans [4]	2.0	(2.4)	(0.4)	3.0	(1.0)	2.0	5.9	(2.2)	3.7

1 Reclassified from Accumulated other comprehensive income (loss) into Investment income and other, net.
2 Reclassified from Accumulated other comprehensive income (loss) into Interest expense.
3 Reclassified from Accumulated other comprehensive income (loss) into Special charges.
4 Reclassified from Accumulated other comprehensive income (loss) into Cost of goods sold and Selling and administrative expenses. These components are included in the computation of net periodic pension expense.
5 As a result of the adoption of ASU 2018-02, we reclassified $5.4 million from Accumulated other comprehensive income (loss)
to Retained earnings.

Note 10. Special Charges

In connection with various organizational changes to improve our business alignment and cost structure, we recognized Special charges of $28.4 million, $77.6 million and $37.4 million in fiscal 2019, 2018 and 2017. Although these charges are infrequent and unusual in nature, additional Special charges are expected to be incurred. It is not practicable to estimate the amount of these future expected costs until such time as the evaluations are complete.

These charges are summarized as follows:

Legal Claim Recovery and Legal Settlement
In fiscal 2018, we received a settlement payment for a legal claim and recorded a gain of $1.2 million in Special charges.

In fiscal 2017, we entered into a confidential agreement with Stryker Corporation, resolving alleged infringement of certain Hillrom patents covering proprietary communications networks resulting in a gain of $15.1 million recorded in Special charges.

Dispositions
In fiscal 2018, we recorded a loss of $24.5 million in Special charges related to the UHS Settlement Agreement (Note 3).

In fiscal 2017, we sold our Völker business. We recorded impairment charges of $25.4 million in fiscal 2017, relating mainly to non-cash write-downs of long-lived assets and working capital associated with the Völker brand portfolio and fiscal 2017 related transaction costs of approximately $3.0 million in Special charges (Note 3).

In fiscal 2017, we sold our Architectural Products business and recorded $1.1 million of expense, primarily related to severance, in Special charges (Note 3).

Business Optimization and Realignment
Management pursues opportunities to align our operations to achieve synergies and position the business for growth. In fiscal 2018, a global transformation program was launched that was focused on reducing complexity, increasing efficiency, improving our cost structure with targeted investments that align with our strategic priorities,

As part of this program, management launched an initiative related to a global information technology transformation, including rationalizing and transforming our enterprise resource planning software solutions and other complementary information technology systems.  In fiscal 2019, the Company incurred $3.3 million related to this initiative, of which $2.0 million was capitalized and $1.3 million was expensed in Special charges. The objective of this initiative is to consolidate and streamline our key workstreams that interact with customers and vendors, support our financial reporting processes and maintain the security of our data. The solutions designed under this initiative will be implemented over the next five to seven years.

We acquired Breathe and Voalte in fiscal 2019 and Mortara in fiscal 2017 and initiated integration activities to achieve the available synergies of our combined company. We also incurred costs, including severance and benefit costs, associated with other business realignment and integration activities.

In fiscal 2019, we incurred total business optimization and realignment charges of approximately $21.1 million, of which $12.9 million were severance and benefit costs with the remainder related to professional fees and project management costs. These amounts compare to charges of $38.4 million and $7.6 million in fiscal 2018 and 2017, of which $17.6 million and $3.5 million were severance and benefit costs.

The restructuring in Europe to reduce our European manufacturing capacity and to streamline our operations is complete and, in fiscal 2017, we recorded Special charges of $0.9 million for legal and professional fees, temporary labor, project management, severance and benefit costs, and other administrative functions. We do not expect to incur further costs related to this action.

Site Consolidation
We continue to streamline our operations and simplify our supply chain by consolidating certain manufacturing and distribution operations (“Site Consolidation”). In fiscal 2019, we recorded total charges of $7.3 million, related to these efforts, of which $1.8 million were severance and benefit costs. The remaining costs primarily consisted of lease termination and facility closure costs related to one site. In fiscal 2018, we recorded total charges related to these activities of $15.9 million, of which $3.7 million were severance and benefit costs. In fiscal 2017, we recorded total charges of $19.7 million, of which $5.1 million were severance and benefit costs.

In fiscal 2017, we sold our Charleston property for $6.1 million in cash proceeds and recorded a gain of $5.2 million in Special charges.

For all accrued severance and other benefit charges described above, we record restructuring reserves within Other current liabilities. The reserve activity for severance and other benefits in fiscal 2019 and 2018 was as follows:

Balance as of September 30, 2017	$9.0
Expenses	21.3
Cash Payments	(20.9)
Reversals	(0.9)
Balance as of September 30, 2018	8.5
Expenses	16.4
Cash Payments	(15.1)
Reversals	(1.3)
Balance as of September 30, 2019	$8.5

Note 11. Income Taxes

The significant components of income before income taxes and the consolidated income tax provision were as follows:

	Year Ended September 30
	2019	2018	2017
Income before income taxes:
Domestic	$122.5	$101.8	$129.0
Foreign	86.1	95.4	54.0
Total	$208.6	$197.2	$183.0

Income tax expense:
Current provision
U.S. Federal	$51.0	$5.9	$61.6
State	6.0	3.5	8.6
Foreign	18.2	20.2	13.3
Total current provision	75.2	29.6	83.5
Deferred provision:
U.S. Federal	(12.0)	(83.4)	(34.9)
State	(2.5)	(2.8)	1.3
Foreign	(4.3)	1.4	0.8
Total deferred provision	(18.8)	(84.8)	(32.8)
Income tax expense	$56.4	$(55.2)	$50.7

Differences between income tax expense reported for financial reporting purposes and that computed based upon the application of the statutory U.S. Federal tax rate to the reported income before income taxes were as follows:

	Year Ended September 30
	2019		2018		2017
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
U.S. Federal income tax [1]	$43.8	21.0%	$48.4	24.5%	$64.1	35.0%
State income tax [2]	3.3	1.6	2.9	1.5	4.1	2.2
Foreign income tax [3]	(10.1)	(4.9)	(25.9)	(13.2)	(35.6)	(19.4)
Application of federal research tax credits	(5.6)	(2.7)	(5.6)	(2.9)	(3.6)	(2.0)
Application of foreign tax credits	(0.1)	—	(1.0)	(0.5)	(15.0)	(8.2)
Valuation of tax attributes	2.2	1.1	23.4	11.9	36.3	19.8
Foreign inclusions	—	—	(0.9)	(0.4)	11.5	6.3
Domestic manufacturer’s deduction	—	—	(0.9)	(0.4)	(4.4)	(2.4)
Excess tax benefits from share based awards	(5.2)	(2.5)	(16.1)	(8.2)	(8.9)	(4.9)
U.S. tax benefit of foreign currency loss	—	—	(9.2)	(4.7)	—	—
U.S. tax reform deferred tax remeasurement	—	—	(93.8)	(47.6)	—	—
U.S. tax reform transition tax	(1.0)	(0.5)	22.9	11.6	—	—
Foreign-derived intangible income deduction	(4.3)	(2.0)	—	—	—	—
Global intangible low-taxed income inclusion	9.6	4.6	—	—	—	—
Disposition of subsidiary	18.2	8.7	—	—	—	—
Current period change in uncertain tax positions	4.6	2.2	1.5	0.8	(0.8)	(0.4)
Other, net	1.0	0.4	(0.9)	(0.4)	3.0	1.7
Income tax expense	$56.4	27.0%	$(55.2)	(28.0)%	$50.7	27.7%
1 At statutory rate.
2 Net of U.S. Federal benefit.
3 U.S. Federal tax rate differential.

The tax effect of temporary differences that gave rise to the deferred tax assets and liabilities were as follows:

	September 30, 2019	September 30, 2018
Deferred tax assets:
Employee benefit accruals	$42.9	$34.9
Inventory	10.0	12.7
Net operating loss carryforwards	69.8	84.5
Tax credit carryforwards	22.6	20.5
Other, net	25.3	26.4
	170.6	179.0
Less: Valuation allowance	(45.0)	(80.2)
Total deferred tax assets	125.6	98.8

Deferred tax liabilities:
Depreciation	(14.5)	(19.2)
Amortization	(215.4)	(216.8)
Other, net	(5.6)	(9.1)
Total deferred tax liabilities	(235.5)	(245.1)
Deferred tax liability - net	$(109.9)	$(146.3)

As of September 30, 2019, we had $36.7 million of deferred tax assets related to operating loss carryforwards in foreign jurisdictions that are subject to various carryforward periods with the majority eligible to be carried forward for an unlimited period. Additionally, we had $26.1 million of deferred tax assets related to U.S. Federal net operating loss (“NOL”) carryforwards, some of which will be carried forward for an unlimited period and some of which will expire between 2021 and 2036 and $7.0 million of deferred tax assets related to state NOL carryforwards, some of which will be carried forward for an unlimited period and some of which expire between 2020 and 2039. We had $22.6 million of deferred tax assets related to state tax credits, some of which will be carried forward for an unlimited period and some of which will expire between 2020 and 2034. During fiscal 2019, we fully utilized all of our domestic capital loss carryforwards.

The gross deferred tax assets as of September 30, 2019 were reduced by valuation allowances of $45.0 million primarily related to certain foreign deferred tax attributes and state tax credit carryforwards as it is more likely than not that some portion or all of these tax attributes will not be realized. In evaluating whether it is more likely than not that we would recover our deferred tax assets, future taxable income, the reversal of existing temporary differences and tax planning strategies were considered. We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances.  During fiscal 2019, the valuation allowance decreased by $35.2 million. The decrease related primarily to the forfeiture of foreign net operating losses related to a legal entity reorganization. These net operating losses were previously reserved with a full valuation allowance thus the forfeiture of these net operating losses had no net impact to the current year tax expense.

We operate under tax holidays in both Singapore and Puerto Rico. The Singapore tax holiday is effective through 2019. We are currently negotiating a new multi-year arrangement to extend the incentive in Singapore. The Puerto Rico tax holiday is effective through 2025, but we have disposed of this operation and thus will not recognize any benefit in the future. Both incentives are conditional on meeting certain employment and/or investment thresholds. The impact of these tax holidays decreased foreign taxes by $5.2 million in fiscal 2019, $4.3 million in fiscal 2018 and $3.6 million in fiscal 2017. The benefit of the tax holidays on net income per diluted share was $0.08, $0.06 and $0.05 in fiscal 2019, 2018 and 2017.

With regard to our non-U.S. subsidiaries, it is our practice and intention to reinvest the earnings in those businesses, to fund capital expenditures and other operating cash needs. Because the undistributed earnings of non-U.S. subsidiaries are considered to be permanently reinvested, no U.S. deferred income taxes or foreign withholding taxes have been provided on earnings subsequent to the enactment of the Tax Act. As of September 30, 2019, we have approximately $50.6 million of undistributed earnings in our non-U.S. subsidiaries that are considered to be permanently reinvested. If such earnings were repatriated, we do not anticipate incurring a significant amount of additional tax expense.

We file a consolidated federal income tax return as well as multiple state, local and foreign jurisdiction tax returns. In the normal course of business, we are subject to examination by the taxing authorities in each of the jurisdictions where we file tax returns. In fiscal 2019, the U.S. Internal Revenue Service (“IRS”) concluded its audit of fiscal 2017 and initiated its post-filing examination of the fiscal 2018 consolidated federal return. We continue to participate in the IRS Compliance Assurance Program (“CAP”) for fiscal 2019 and fiscal 2020. We are in the application process to remain in the CAP for fiscal 2021. The CAP provides the opportunity for the IRS to review certain tax matters prior to us filing our tax return for the year, thereby reducing the time it takes to complete the post-filing examination. We are also subject to state and local or foreign income tax examinations by taxing authorities for years back to fiscal 2014.

We also have on-going audits in various stages of completion in several state and foreign jurisdictions, one or more of which may conclude within the next 12 months. Such settlements could involve some or all of the following: the payment of additional taxes and related penalties, the adjustment of certain deferred taxes and/or the recognition of unrecognized tax benefits. The resolution of these matters, in combination with the expiration of certain statutes of limitations in various jurisdictions, make it reasonably possible that our unrecognized tax benefits may decrease as a result of either payment or recognition by up to $7.3 million in the next 12 months, excluding interest.

The total amount of gross unrecognized tax benefits as of September 30, 2019, 2018 and 2017 were $9.6 million, $6.2 million and $4.5 million, which includes $9.3 million, $5.6 million and $3.3 million that, if recognized, would impact the effective tax rate in future periods. The remaining amount relates to items which, if recognized, would not impact our effective tax rate.

A rollforward of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended September 30
	2019	2018	2017
Balance as of October 1	$6.2	$4.5	$5.1
Increases in tax position of prior years	5.8	2.3	0.1
Increases in tax position during the current year	—	0.3	—
Settlements with taxing authorities	(1.1)	—	—
Lapse of applicable statute of limitations	(1.0)	(0.9)	(0.8)
Foreign currency adjustments	(0.3)	—	0.1
Total change	3.4	1.7	(0.6)
Balance as of September 30	$9.6	$6.2	$4.5

In fiscal 2019, we recorded a domestic reserve of $5.8 million related to an unrecognized tax benefit for a position related to the Transition Tax that we believe is not more likely than not of being sustained on audit.

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties, which are not presented in the rollforward table above, were $1.7 million, $2.1 million and $2.6 million as of September 30, 2019, 2018 and 2017. Related to interest and penalties, we recognized an income tax benefit of $0.4 million in 2019, $0.5 million in 2018, and $0.4 million in 2017.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code which impacted the financial results of our fiscal year ended September 30, 2018, and continues to impact the financial results of the quarter and year to date periods ended September 30, 2019, including, but not limited to (1) reduced the U.S. Federal corporate tax rate, (2) required a one-time transition tax (“Transition Tax”) on certain unrepatriated earnings of foreign subsidiaries that may electively be paid over eight years, and (3) accelerated first year expensing of certain capital expenditures. The Tax Act reduces the U.S. Federal corporate tax rate from 35.0% to 21.0% effective January 1, 2018 for calendar year tax filers. Internal Revenue Code Section 15 provides that for fiscal 2018, we had a blended corporate tax rate of 24.5%, which was based on a proration of the applicable tax rates before and after the effective date of the Tax Act. The statutory tax rate of 21.0% applies to our current fiscal 2019 and beyond.

The Tax Act also puts in place new tax laws that will impact our taxable income beginning in fiscal 2019, which include, but are not limited to (1) creating a Base Erosion Anti-abuse Tax (“BEAT”), which is a tax on certain related-party payments that reduce the U.S. tax base, (2) generally eliminating U.S. Federal income taxes on dividends from foreign subsidiaries, (3) a new provision designed to tax currently GILTI, which allows for the possibility of utilizing foreign tax credits and a deduction equal to 50.0% to offset the income tax liability (subject to some limitations), (4) a provision that could limit the amount of deductible interest expense, (5) the repeal of the domestic production activity deduction replaced with an additional deduction for FDII, (6) limitations on the deductibility of certain executive compensation, and (7) limitations on the utilization of foreign tax credits to reduce the U.S. income tax liability.

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

Earnings per share are calculated as follows (share information in thousands):

	Year Ended September 30
	2019	2018	2017
Net income attributable to common shareholders	$152.2	$252.4	$133.6

Average basic shares outstanding	66,772	66,234	65,599
Add potential effect of exercise of stock options and other unvested equity awards	888	1,378	1,626
Average diluted shares outstanding	67,660	67,612	67,225

Net income attributable to common shareholders per basic common share	$2.28	$3.81	$2.04

Net income attributable to common shareholders per diluted common share	$2.25	$3.73	$1.99

Shares with anti-dilutive effect excluded from the computation of diluted EPS	288	263	20

Note 13. Common Stock

Share Repurchases
Under the Board-approved share repurchase program, authorization of $340.0 million was previously granted to repurchase shares. In September 2019, the Board approved an additional $170.0 million for repurchases. Repurchases may be made on the open market or via private transactions, and are used to manage our capital structure, offset the dilutive impact of stock-based compensation and return cash to shareholders. This program does not have an expiration date and there are no plans to terminate this program in the future. In fiscal 2019, we repurchased 1.2 million shares of our common stock in the open market valued at $117.2 million. We repurchased 0.8 million shares of our common stock in the open market in fiscal 2017 valued at $50.0 million. We did not repurchase shares in fiscal 2018 in the open market. As of September 30, 2019, a cumulative total of $292.5 million had been used, leaving us with availability of $217.5 million for future repurchases.

In connection with employee payroll tax withholding for restricted stock distributions, we purchased 48,908 shares of our common stock for $4.7 million in fiscal 2019, and 158,182 shares for $14.1 million in fiscal 2018 and 158,668 shares for $10.6 million in fiscal 2017.

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

Our primary stock-based compensation program is the Stock Incentive Plan, which has been approved by our shareholders. Under the Stock Incentive Plan, we have a total of 15.3 million authorized shares. As of September 30, 2019, approximately 1.8 million shares were available for future grants under our stock-based compensation plans. We generally settle our stock-based awards with treasury shares. As of September 30, 2019, we had 21.8 million treasury shares available for use to settle stock-based awards.

The stock-based compensation cost that was charged against income for all plans was $34.4 million, $28.1 million and $23.0 million for fiscal 2019, 2018 and 2017.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. In the first quarter of fiscal 2017, we elected to early adopt ASU 2016-09, as permitted. Under ASU 2016-09, the tax effects of stock compensation will be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards will be treated as discrete items in the reporting period in which they occur. Amendments related to accounting for excess tax benefits have been adopted prospectively, resulting in recognition of excess tax benefits against income tax expense rather than additional paid-in capital of $5.2 million, $16.1 million and $8.9 million in fiscal

2019, 2018 and 2017. As a result of the adoption, we did not record an adjustment to retained earnings as we did not have NOL carryforwards attributable to excess tax benefits on stock compensation that had not been previously recognized to additional paid-in capital. Excess tax benefits for share-based payments are now included as net operating activities rather than net financing activities in the Statements of Consolidated Cash Flows. The changes have been applied prospectively in accordance with ASU 2016-09 and prior periods have not been adjusted. Cash paid by an employer when directly withholding shares for tax withholding purposes will continue to be classified as financing activities. We elected not to change our accounting policy for forfeitures. The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions.

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

The following table sets forth the weighted average fair value per share of stock options and the related valuation assumptions used in the determination of those fair values:

	Year Ended September 30
	2019	2018	2017
Weighted average fair value per share	$25.28	$22.50	$15.05

Valuation assumptions:
Risk-free interest rate	3.0%	2.2%	1.7%
Expected dividend yield	0.8%	0.9%	1.3%
Expected volatility	30.5%	30.8%	33.2%
Weighted average expected life (years)	4.7	4.9	4.9

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

The following table summarizes transactions under our stock option plans in fiscal 2019:

	Weighted Average Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Balance Outstanding as of October 1, 2018	912	$57.40
Granted	168	97.39
Exercised	(317)	45.72
Cancelled/Forfeited	(45)	69.31
Balance Outstanding as of September 30, 2019	718	$71.14	7.4	$24.5
Exercisable as of September 30, 2019	243	$53.99	5.7	$12.4
Options Expected to Vest	425	$79.12	8.2	$11.1

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on our closing stock price of $105.23, as reported by the New York Stock Exchange on September 30, 2019. This amount, which changes continuously based on the fair value of our common stock, would have been received by the option holders had all option holders exercised their options as of the balance sheet date.

The total intrinsic value of options exercised in fiscal 2019, 2018 and 2017 was $17.7 million, $54.7 million and $19.4 million.

As of September 30, 2019, there was $6.3 million of unrecognized compensation expense related to stock options granted under the Stock Incentive Plan. This unrecognized compensation expense does not consider potential forfeitures, and is expected to be recognized over a weighted average period of 2.2 years.

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

The following table summarizes transactions for our nonvested RSUs in fiscal 2019:

	Number of Share Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested RSUs as of October 1, 2018	318	$73.72
Granted	277	98.28
Vested	(168)	63.53
Forfeited	(56)	80.05
Nonvested RSUs as of September 30, 2019	371	$95.76

As of September 30, 2019, there was $19.5 million of total unrecognized compensation expense related to nonvested RSUs granted under the Stock Incentive Plan. This unrecognized compensation expense does not consider potential forfeitures, and is expected to be recognized over a weighted average period of 1.8 years. The total vest date fair value of shares that vested in fiscal 2019, 2018 and 2017 was $16.6 million, $21.9 million and $14.5 million.

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

The following table sets forth the weighted average fair value per share for PSUs and the related valuation assumptions used in the determination of those fair values. PSUs granted in fiscal 2019, 2018 and 2017 are based on company-specific performance targets, with a total shareholder return collar.

	Year Ended September 30
	2019	2018	2017
Weighted average fair value per share	$112.79	$87.42	$55.95

Valuation assumptions:
Risk-free interest rate	3.0%	1.9%	1.2%
Expected volatility	22.8%	21.9%	22.6%

The basis for the assumptions listed above is similar to the valuation assumptions used for stock options, as discussed previously.

The following table summarizes transactions for our nonvested PSUs in fiscal 2019:

	Number of Share Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested PSUs as of October 1, 2018	291	$70.77
Granted	87	112.79
Vested	(144)	55.95
Forfeited	(28)	72.21
Nonvested PSUs as of September 30, 2019	206	$98.78

As of September 30, 2019, there was $10.8 million of unrecognized compensation expense related to PSUs granted under the Stock Incentive Plan based on the expected achievement of certain performance targets or market conditions. This unrecognized compensation expense as of September 30, 2019 does not reflect a reduction for our estimate of potential forfeitures and is expected to be recognized by the end of fiscal 2021. The total fair value of shares that vested in fiscal 2019, 2018 and 2017 was $8.0 million, $16.4 million and $14.2 million.

Note 14. Segment Reporting

We disclose segment information that is consistent with the way in which management operates and views the business. Our operating structure contains the following reportable segments:

•
Patient Support Systems – globally provides our med-surg and specialty bed systems and surfaces, safe patient handling equipment and mobility solutions, as well as our care communications platform that delivers software and information technologies to improve care and deliver actionable insight to caregivers and patients.

•
Front Line Care – globally provides patient monitoring and diagnostic technologies, including a diversified portfolio of physical assessment tools that help diagnose, treat and manage a wide variety of illnesses and diseases, including a portfolio of vision care and respiratory health devices.

•	Surgical Solutions – globally provides products that improve safety and efficiency in the surgical space, including tables, lights, pendants, positioning devices and other accessories.

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

The following summarizes financial results by reportable segment:

	Year Ended September 30
	2019	2018	2017
Net revenue:
Patient Support Systems	$1,490.5	$1,429.5	$1,423.9
Front Line Care	978.1	960.2	885.3
Surgical Solutions	438.7	458.3	434.5
Total net revenue	$2,907.3	$2,848.0	$2,743.7

Divisional income:
Patient Support Systems	$292.5	$281.3	$249.6
Front Line Care	267.7	253.0	231.8
Surgical Solutions	61.2	53.1	42.5

Other operating costs:
Non-allocated operating costs, administrative costs, and other	276.9	220.4	211.5
Special charges	28.4	77.6	37.4
Operating profit	316.1	289.4	275.0

Interest expense	(89.6)	(95.0)	(88.9)
Loss on extinguishment of debt	(3.3)	—	—
Investment income and other, net	(14.6)	2.8	(3.1)
Income before income taxes	$208.6	$197.2	$183.0

Depreciation and amortization of property, plant, equipment and intangibles:
Patient Support Systems	$36.2	$37.4	$47.0
Front Line Care	101.9	110.7	107.4
Surgical Solutions	28.4	20.8	22.1
Corporate	28.3	27.6	27.1
Total depreciation and amortization of property, plant, equipment and intangibles	$194.8	$196.5	$203.6

Geographic Information

Geographic data for net revenue and long-lived assets were as follows:

	Year Ended September 30
	2019	2018	2017
Net revenue to unaffiliated customers:
United States	$2,056.8	$1,956.4	$1,887.6
Foreign	850.5	891.6	856.1
Total net revenue	$2,907.3	$2,848.0	$2,743.7
Long-lived assets:
United States	$212.5	$239.5	$243.9
Foreign	84.3	88.8	111.5
Total long-lived assets	$296.8	$328.3	$355.4

Net revenue in the above table is attributed to geographic areas based on the location of the customer.

Note 15. Quarterly Financial Information (Unaudited)

The following table presents selected consolidated financial data by quarter for fiscal 2019 and 2018.

2019 Quarter Ended	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019

Net Revenue	$683.5	$714.2	$726.8	$782.8
Gross Profit	330.0	352.6	356.6	385.8
Net Income Attributable to Common Shareholders	42.2	49.5	32.6	27.9
Net Income Attributable to Common Shareholders per Common Share - Basic	0.63	0.74	0.49	0.42
Net Income Attributable to Common Shareholders per Common Share - Diluted	0.62	0.74	0.48	0.41

2018 Quarter Ended	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018

Net Revenue	$669.7	$710.5	$708.6	$759.2
Gross Profit	319.6	350.4	348.0	376.2
Net Income Attributable to Common Shareholders	88.3	28.5	45.2	90.4
Net Income Attributable to Common Shareholders per Common Share - Basic	1.34	0.43	0.68	1.36
Net Income Attributable to Common Shareholders per Common Share - Diluted	1.31	0.42	0.67	1.33
Note 16. Commitments and Contingencies

Lease Commitments

Rental expense in fiscal 2019, 2018 and 2017 was $39.8 million, $41.3 million and $38.0 million. The table below indicates the future minimum payments under non-cancelable operating leases (excluding executory costs) aggregating $94.9 million, for manufacturing facilities, warehouse distribution centers, service centers, sales offices, automobiles and other equipment.

Amount
2020	$25.7
2021	21.4
2022	15.7
2023	11.1
2024	6.4
2025 and beyond	14.6

Self Insurance

We are involved in various claims, including product and general liability, workers’ compensation, auto liability and employment related matters. Such claims in the United States have deductibles and self-insured retentions at various limits up to $1.0 million per occurrence or per claim, depending upon the type of coverage and policy period. International deductibles and self-insured retentions are lower. We are also generally self-insured up to certain stop-loss limits for certain employee health benefits, including medical, drug and dental. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims and outside actuarial analysis, which are based on historical information along with certain assumptions about future events. Such estimated reserves are classified as Other current liabilities and Other long-term liabilities in the Consolidated Balance Sheets.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the supervision and participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our Certifying Officers and our Board, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Management’s Report on Internal Control Over Financial Reporting

The report of management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2019 and the related report of our independent registered public accounting firm, are included in Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal controls over financial reporting for the quarter ended September 30, 2019. Management’s report on our internal control over financial reporting is included in Item 8 of this Form 10-K.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC in January 2020 relating to our 2020 Annual Meeting of Shareholders (the “2020 Proxy Statement”), under the headings “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Corporate Governance.” Information relating to our executive officers is included in this Form 10-K in Part I, Item 1 under the caption “Executive Officers.”

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the 2020 Proxy Statement, under the heading “Executive Compensation.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the 2020 Proxy Statement, under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the 2020 Proxy Statement, where such information is included under the heading “Corporate Governance.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the 2020 Proxy Statement, where such information is included under the heading “Proposals Requiring Your Vote - Ratification of Appointment of Independent Registered Public Accounting Firm.”

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

SCHEDULE II
HILL-ROM HOLDINGS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

Fiscal 2019, 2018 and 2017

(In millions)

		ADDITIONS
DESCRIPTION	BALANCE AS OF BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS		DEDUCTIONS NET OF RECOVERIES		BALANCE AS OF END OF PERIOD
Reserves deducted from assets to which they apply:
Allowance for possible losses and sales returns - accounts receivable:
Fiscal Year Ended:
September 30, 2019	$21.8	$5.0	$0.7	[1]	$(6.9)	[2]	$20.6
September 30, 2018	25.1	2.5	0.2	[1]	(6.0)	[2]	21.8
September 30, 2017	26.8	4.3	2.0	[1]	(8.0)	[2]	25.1

Valuation allowance against deferred tax assets:
Fiscal Year Ended:
September 30, 2019	$80.2	$2.2	$4.5	[3]	$(41.9)	[4]	$45.0
September 30, 2018	58.2	23.1	—		(1.1)		80.2
September 30, 2017	26.9	30.8	—		0.5		58.2

1 Reduction of gross revenue for uncollectible health care rental reimbursements, cash discounts and other adjustments in determining net revenue. Also includes the effect of acquired businesses, if any.
2 Generally reflects the write-off of specific receivables against recorded reserves.
3 Generally reflects the effect of acquired businesses, if any.
4 Primarily reflects utilization of valuation allowance as a result of forfeitures on net operating losses.

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

4.1
Indenture dated as of December 1, 1991, between Hill-Rom Holdings, Inc. and Union Bank, N.A. (as successor to LaSalle Bank National Association and Harris Trust and Savings Bank) as Trustee (Incorporated herein by reference to Exhibit (4) (a) to Registration Statement on Form S-3, Registration No. 33-44086)

4.2
Indenture dated as of September 1, 2015, between Hill-Rom Holdings, Inc. and MUFG Union Bank, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated September 1, 2015)

4.3
First Supplemental Indenture dated September 8, 2015, among Hill-Rom Holdings, Inc., the guarantors party thereto, and MUFG Union Bank, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.3 to the Company’s Form 10-K dated November 17, 2016)

4.4
Second Supplemental Indenture dated as of September 29, 2016, among Hill-Rom Holdings, Inc., the guarantors party thereto, and MUFG Union Bank, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.4 to the Company’s Form 10-K dated November 17, 2016)

4.5
Indenture dated as of February 14, 2017, between Hill-Rom Holdings, Inc., the guarantors party thereto, and MUFG Union Bank, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated February 14, 2017)

4.6
Third Supplemental Indenture dated May 12, 2017, among Hill-Rom Holdings, Inc., the guarantors party thereto, and MUFG Union Bank, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.5 to the Company’s Form 10-K dated November 17, 2017)

4.7
First Supplemental Indenture dated May 12, 2017, among Hill-Rom Holdings, Inc., the guarantors party thereto, and MUFG Union Bank, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.7 to the Company’s Form 10-K dated November 17, 2017)

4.8
Indenture, dated September 19, 2019, among Hill-Rom Holdings, Inc., the subsidiary guarantors party thereto, and Citibank, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated September 19, 2019)

4.9	First Supplemental Indenture dated October 16, 2019, among Hill-Rom Holdings, Inc., the guarantors party thereto, and Citibank, N.A., as Trustee

4.10	Third Supplemental Indenture dated October 16, 2019, among Hill-Rom Holdings, Inc., the guarantors party thereto, and MUFG Union Bank, N.A., as Trustee

*10.1	Hill-Rom Holdings, Inc. Board of Directors’ Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.10 filed with the Company’s Form 10-Q dated July 13, 2001)

*10.2	Hill-Rom Holdings, Inc. Director Phantom Stock Plan and form of award (Incorporated herein by reference to Exhibit 10.11 filed with the Company’s Form 10-Q dated July 13, 2001)

*10.3	Form of Director Indemnity Agreement (Incorporated herein by reference to Exhibit 10.6 filed with the Company’s Form 10-K dated December 23, 2003)

*10.4	Form of Indemnity Agreement between Hill-Rom Holdings, Inc. and certain executive officers (Incorporated herein by reference to Exhibit 10.9 filed with the Company’s Form 10-K dated December 23, 2003)

*10.5	Hill-Rom Holdings, Inc. Amended and Restated Short Term Incentive Compensation Program (Incorporated herein by reference to Exhibit 10.1 filed with the Company’s Form 10-K dated November 24, 2009)

*10.6	Amended and Restated Hill-Rom Holdings, Inc. Stock Incentive Plan, as currently in effect (Incorporated herein by reference to Exhibit 10.30 filed with the Company’s Form 10-K dated November 24, 2009)

*10.7	Hill-Rom Holdings, Inc. Short-Term Incentive Plan (Incorporated herein by reference to Appendix 1 to the Hill-Rom Holdings, Inc. Definitive Proxy Statement on Schedule 14A dated January 18, 2011)

*10.8	Hill-Rom Holdings, Inc. Amended and Restated Supplemental Executive Retirement Plan (Incorporated herein by reference to Exhibit 10.69 filed with the Company’s Form 10-K dated November 16, 2011)

*10.9	Form of Indemnity Agreement between Hill-Rom Holdings, Inc. and certain executive officers (Incorporated herein by reference to Exhibit 10.6 filed with the Company’s Form 10-K dated November 16, 2011)

*10.10
Form of Limited Recapture Agreement between Hill-Rom Holdings, Inc. and certain of its officers, including Named Executive Officers (Incorporated herein by reference to Exhibit 10.34 filed with the Company’s Form 10-K dated November 20, 2013)

*10.11	FY 2016 Non-Employee Director Compensation Policy (Incorporated herein by reference to Exhibit 10.31 filed with the Company’s Form 10-K dated November 19, 2015)

*10.12	Letter Agreement between Hill-Rom Holdings, Inc. and Jason Richardson (Incorporated herein by reference to Exhibit 10.1 filed with the Company’s Form 8-K dated March 16, 2016)

10.13
Credit Agreement dated as of August 30, 2019 among Hill-Rom Holdings, Inc, Welch Allyn, Inc., the other borrowers from time to time party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (Incorporated herein by reference to Exhibit 10.1 the Company's Form 8-K dated August 30, 2019)

10.14
Loan and Security Agreement dated May 5, 2017, among Hill-Rom Finance Company LLC, as Borrower, the persons from time to time party hereto, as lenders and as Group Agents, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, and Hill-Rom Company, Inc., as initial Servicer (Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 5, 2017)

10.15
Purchase and Sale Agreement dated May 5, 2017, among Hill-Rom Company, Inc., as an originator and as servicer, other originators from time to time party hereto, as originators, and Hill-Rom Finance Company LLC, as Buyer (Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated May 5, 2017)

10.16
Performance Guaranty dated May 5, 2017, between Hill-Rom Holdings, Inc., the Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, for and on behalf of the Credit Parties and other Secured Parties from time to time under the Loan and Security Agreement, dated as of the date hereof, among Hill-Rom Finance Company LLC, Hill-Rom Company, Inc., as initial servicer, the Administrative Agent and BTMU (Incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K dated May 5, 2017)

*10.17	Hill-Rom Holdings, Inc. Employee Stock Purchase Plan, as amended and restated as of July 1, 2017 (Incorporated herein by reference to Exhibit 10.22 to the Company's Form 10-K dated November 16, 2018)

*10.18	Employment Agreement between HR Europe B.V. and Francisco Canal Vega (Incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q dated July 28, 2017)

*10.19
Form of Non-Qualified Stock Option Agreement for employees hired prior to August 1, 2016, under the Amended and Restated Hill-Rom Holdings, Inc.’s Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.30 to the Company’s Form 10-K dated November 17, 2017)

*10.20
Form of Non-Qualified Stock Option Agreement for employees hired on and after August 1, 2016, under the Amended and Restated Hill-Rom Holdings, Inc.’s Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.31 to the Company’s Form 10-K dated November 17, 2017)

*10.21
Form of Non-Qualified Stock Option Agreement (CEO version), under the Amended and Restated Hill-Rom Holdings, Inc.’s Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.32 to the Company’s Form 10-K dated November 17, 2017)

*10.22
Form of Restricted Stock Unit Award Agreement for employees hired prior to August 1, 2016, under the Amended and Restated Hill-Rom Holdings, Inc.’s Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.33 to the Company’s Form 10-K dated November 17, 2017)

*10.23
Form of Restricted Stock Unit Award Agreement for employees hired on and after August 1, 2016, under the Amended and Restated Hill-Rom Holdings, Inc.’s Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.34 to the Company’s Form 10-K dated November 17, 2017)

*10.24
Form of Restricted Stock Unit Award Agreement (CEO version), under the Amended and Restated Hill-Rom Holdings, Inc.’s Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.35 to the Company’s Form 10-K dated November 17, 2017)

*10.25
Form of Performance-Based Restricted Stock Unit Award Agreement for employees hired prior to August 1, 2016, under the Amended and Restated Hill-Rom Holdings, Inc.’s Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.36 to the Company’s Form 10-K dated November 17, 2017)

*10.26
Form of Performance-Based Restricted Stock Unit Award Agreement for employees hired on and after August 1, 2016, under the Amended and Restated Hill-Rom Holdings, Inc.’s Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.37 to the Company’s Form 10-K dated November 17, 2017)

*10.27
Form of Performance-Based Restricted Stock Unit Award Agreement (CEO version), under the Amended and Restated Hill-Rom Holdings, Inc.’s Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.30 to the Company’s Form 10-K dated November 17, 2017)

*10.28
First Amendment to Employment Agreement between Francisco Canal Vega and Hill-Rom Holdings, Inc. dated April 23, 2018 (Incorporated herein by reference to Exhibit 10.9 to the Company's Form 10-Q dated April 27, 2018)

10.29
Amendment No. 1 to Loan and Security Agreement, dated as of May 4, 2018, among Hill-Rom Company, Inc., as initial servicer, Hill-Rom Finance Company LLC, as borrower, and MUFG Bank, Ltd., (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd.), as Group Agent, as Committed Lender and as Administrative Agent (Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 4, 2018)

10.30
Amendment No. 1 to Purchase and Sale Agreement, dated as of May 4, 2018, among Hill-Rom Company, Inc., as initial servicer, each of the Originators party to the Purchase and Sale Agreement, as originators, and Hill-Rom Finance Company LLC, as buyer (Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated May 4, 2018)

10.31
Master Framework Agreement, dated as of May 4, 2018, by and among MUFG Bank, Ltd., as buyer, Hill-Rom Company, Inc., Hill-Rom Manufacturing, Inc., and each additional seller from time to time party thereto, as sellers, and Hill-Rom Company, as agent for the sellers (Incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K dated May 4, 2018)

10.32
1996 SIFMA Master Repurchase Agreement, including Annex I thereto, (as amended thereby), dated as of May 4, 2018, between Hill-Rom Company, Inc. and MUFG Bank, Ltd (Incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K dated May 4, 2018)

10.33
1996 SIFMA Master Repurchase Agreement, including Annex I thereto, (as amended thereby), dated as of May 4, 2018, between Hill-Rom Manufacturing, Inc. and MUFG Bank, Ltd (Incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K dated May 4, 2018)

10.34
Guaranty, dated as of May 4, 2018, between Hill-Rom Holdings, Inc., and MUFG Bank, Ltd., as buyer under the Master Framework Agreement (Incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K dated May 4, 2018)

10.35
Amendment No. 3 to Loan and Security Agreement, dated as of May 3, 2019, among Hill-Rom Company, Inc., as initial servicer, Hill-Rom Finance Company LLC, as borrower, and MUFG Bank, Ltd., (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd.), as Group Agent, as Committed Lender and as Administrative Agent (Incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K dated May 3, 2019)

10.36
Amendment No. 1 to Master Framework Agreement, dated as of May 3, 2019, by and among MUFG Bank, Ltd., as buyer, Hill-Rom Company, Inc., Hill-Rom Manufacturing, Inc., and each additional seller from time to time party thereto, as sellers, and Hill-Rom Company, as agent for the sellers (Incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K dated May 3, 2019)

*10.37	Letter Agreement executed March 21, 2018 between Hill-Rom Holdings, Inc. and Richard M. Wagner (Incorporated herein by reference to Exhibit 10.1 filed with the Company's Form 8-K dated May 10, 2018)

*10.38
Addendum III to Employment Agreement between HR Europe B.V. and Francisco Canal Vega dated November 15, 2018 (Incorporated herein by reference to Exhibit 10.42 to the Company's Form 10-K dated November 16, 2018)

*10.39
Amended and Restated Employment Agreement between Hill-Rom Holdings, Inc. and John P. Groetelaars dated November 16, 2018 (Incorporated herein by reference to Exhibit 10.43 to the Company's Form 10-K dated November 16, 2018)

*10.40
Amended and Restated Employment Agreement between Hill-Rom Holdings, Inc. and Deborah Rasin dated November 16, 2018 (Incorporated herein by reference to Exhibit 10.44 to the Company's Form 10-K dated November 16, 2018)

*10.41
Amended and Restated Employment Agreement between Hill-Rom Holdings, Inc. and Carlos Alonso Marum dated November 16, 2018 (Incorporated herein by reference to Exhibit 10.45 to the Company's Form 10-K dated November 16, 2018)

*10.42
Amended and Restated Employment Agreement between Hill-Rom Holdings, Inc. and Steven Strobel dated November 16, 2018 (Incorporated herein by reference to Exhibit 10.46 to the Company's Form 10-K dated November 16, 2018)

*10.43
Amended and Restated Change in Control Agreement between Hill-Rom Holdings, Inc. and John P. Groetelaars dated November 16, 2018 (Incorporated herein by reference to Exhibit 10.47 to the Company's Form 10-K dated November 16, 2018)

*10.44
Form of Amended and Restated Change in Control Agreement dated November 16, 2018, between Hill-Rom Holdings, Inc. and certain of its officers, including Messrs. Carlos Alonso Marum, Francisco Canal Vega, Andreas Frank, Paul Johnson, Kenneth Meyers, Steven J. Strobel, Richard Wagner, and Ms. Deborah Rasin (Incorporated herein by reference to Exhibit 10.48 to the Company's Form 10-K dated November 16, 2018)

*10.45
Amended and Restated Employment Agreement between Hill-Rom Holdings, Inc. and Andreas Frank dated November 16, 2018 (Incorporated herein by reference to Exhibit 10.49 to the Company's Form 10-K dated November 16, 2018)

*10.46
Amended and Restated Employment Agreement between Hill-Rom Holdings, Inc. and Paul Johnson dated November 16, 2018 (Incorporated herein by reference to Exhibit 10.50 to the Company's Form 10-K dated November 16, 2018)

*10.47
Amended and Restated Employment Agreement between Hill-Rom Holdings, Inc. and Kenneth Meyers dated November 16, 2018 (Incorporated herein by reference to Exhibit 10.51 to the Company's Form 10-K dated November 16, 2018)

10.48	Residential Lease Agreement between Hill-Rom Holdings, Inc. and Andreas Frank dated May 1, 2019 (Incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q dated August 2, 2019)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILL-ROM HOLDINGS, INC.

By:	/s/ John P. Groetelaars
John P. Groetelaars
President and Chief Executive Officer

Date: November 15, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/	William G. Dempsey	/s/	James R. Giertz
	William G. Dempsey		James R. Giertz
	Chair of the Board		Director

/s/	John P. Groetelaars	/s/	William H. Kucheman
	John P. Groetelaars		William H. Kucheman
	President and Chief Executive Officer and Director		Director
(Principal Executive Officer)

/s/	Barbara W. Bodem	/s/	Ronald A. Malone
	Barbara W. Bodem		Ronald A. Malone
	Senior Vice President and Chief Financial Officer		Director
(Principal Financial Officer)

/s/	Richard M. Wagner	/s/	Gregory J. Moore
	Richard M. Wagner		Gregory J. Moore
	Vice President — Controller and		Director
Chief Accounting Officer
(Principal Accounting Officer)

/s/	Gary L. Ellis	/s/	Nancy M. Schlichting
	Gary L. Ellis		Nancy M. Schlichting
	Director		Director

/s/	Mary Garrett	/s/	Stacy Enxing Seng
	Mary Garrett		Stacy Enxing Seng
	Director		Director

Date: November 15, 2019