Form 10-Q
period 2019-12-31
Hill-Rom Holdings, Inc.
filed 2020-01-30
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2019
OR
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
Common Stock, without par value – 66,990,913 shares as of January 28, 2020.

HILL-ROM HOLDINGS, INC.

Forward-Looking Statements and Factors That May Affect Future Results

Certain statements in this Quarterly Report on Form 10-Q contain forward-looking statements within the meanings of the Private Securities Litigation Reform Act of 1995, as amended, regarding our future plans, objectives, beliefs, expectations, representations and projections.

Forward-looking statements are not guarantees of future performance, and our actual results could differ materially from those set forth in any forward-looking statements. For a more in-depth discussion of factors that could cause actual results to differ from forward-looking statements, see the discussions under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (“2019 Form 10-K”) and subsequent filings with the United States (“U.S.”) Securities and Exchange Commission (“SEC”). We assume no obligation to update or revise any forward-looking statements unless required by law.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Quarter Ended December 31
	2019	2018
Net Revenue
Product sales and service	$614.3	$611.6
Rental revenue	70.7	71.9
Total net revenue	685.0	683.5

Cost of Net Revenue
Cost of goods sold	306.3	316.3
Rental expenses	37.0	37.2
Total cost of net revenue (excludes acquisition-related intangible asset amortization)	343.3	353.5

Research and development expenses	31.5	33.2
Selling and administrative expenses	196.8	192.3
Acquisition-related intangible asset amortization	26.7	25.7
Special charges	7.8	8.0
Operating Profit	78.9	70.8

Interest expense	(19.4)	(21.3)
Loss on extinguishment of debt	(15.6)	—
Investment income (expense) and other, net	(1.3)	0.1

Income Before Income Taxes	42.6	49.6

Income tax expense (benefit)	2.8	7.4

Net Income	$39.8	$42.2

Net Income per Basic Common Share	$0.60	$0.63

Net Income per Diluted Common Share	$0.59	$0.62

Average Basic Common Shares Outstanding (in thousands)	66,792	67,053

Average Diluted Common Shares Outstanding (in thousands)	67,329	67,725

See Notes to Condensed Consolidated Financial Statements (Unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Quarter Ended December 31
	2019	2018
Net Income	$39.8	$42.2

Other Comprehensive Income (Loss), net of tax:

Derivative instruments designated as hedges	(2.6)	(3.7)
Foreign currency translation adjustment	23.1	(13.6)
Change in pension and postretirement defined benefit plans	0.7	0.4
Total Other Comprehensive Income (Loss), net of tax	21.2	(16.9)

Total Comprehensive Income	$61.0	$25.3
See Notes to Condensed Consolidated Financial Statements (Unaudited)

1Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In millions)

	December 31, 2019	September 30, 2019
ASSETS
Current Assets
Cash and cash equivalents	$204.4	$214.1
Restricted cash	—	419.7
Trade accounts receivable, net of allowances of $20.6 as of December 31, 2019 and September 30, 2019	593.7	653.3
Inventories, net of reserves	277.7	269.6
Other current assets	120.3	106.7
Total current assets	1,196.1	1,663.4
Property, plant and equipment	840.6	829.6
Less accumulated depreciation	(542.5)	(532.8)
Property, plant and equipment, net	298.1	296.8
Goodwill	1,808.6	1,800.9
Other intangible assets and software, net	1,016.7	1,033.5
Deferred income taxes	33.7	33.1
Other assets	165.5	91.3
Total Assets	$4,518.7	$4,919.0
LIABILITIES
Current Liabilities
Trade accounts payable	$196.4	$197.6
Short-term borrowings	230.0	660.4
Accrued compensation	78.4	130.4
Accrued product warranties	28.8	29.7
Accrued rebates	48.9	47.7
Deferred revenue	101.4	107.3
Other current liabilities	104.4	95.2
Total current liabilities	788.3	1,268.3

Long-term debt	1,766.3	1,783.1
Accrued pension and postretirement benefits	81.3	80.8
Deferred income taxes	138.5	143.0
Other long-term liabilities	125.3	70.5
Total Liabilities	2,899.7	3,345.7
Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Capital Stock:
Preferred stock - without par value:
Authorized - 1,000,000 shares; none issued or outstanding
Common stock - without par value	4.4	4.4
Authorized: 199,000,000
Issued: 88,457,634 shares as of December 31, 2019 and September 30, 2019; Outstanding: 66,956,366 as of December 31, 2019 and 66,625,011 as of September 30, 2019
Additional paid-in capital	632.7	637.4
Retained earnings	1,993.1	1,967.4
Accumulated other comprehensive loss	(161.3)	(182.5)
Treasury stock, common shares at cost: 21,501,268 as of December 31, 2019 and 21,832,623 as of September 30, 2019	(849.9)	(853.4)
Total Shareholders’ Equity	1,619.0	1,573.3
Total Liabilities and Shareholders’ Equity	$4,518.7	$4,919.0
See Notes to Condensed Consolidated Financial Statements (Unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Quarter Ended December 31
	2019	2018
Operating Activities
Net income	$39.8	$42.2
Adjustments to reconcile net income to net cash, cash equivalents and restricted cash provided by operating activities:
Depreciation and amortization of property, plant, equipment and software	16.6	18.1
Acquisition-related intangible asset amortization	26.7	25.7
Amortization of debt discounts and issuance costs	1.0	1.6
Loss on extinguishment of debt	15.6	—
Benefit for deferred income taxes	(3.9)	(4.4)
Loss on disposal of property, equipment, intangible assets, and impairments	1.1	0.7
Stock compensation	8.3	5.5
Other, net	(5.1)	0.4
Change in assets and liabilities excluding cash, cash equivalents, restricted cash, acquisitions and dispositions:
Trade accounts receivable	74.8	68.4
Inventories	(9.8)	(7.6)
Other current assets	(15.8)	9.0
Trade accounts payable	(9.0)	(5.9)
Accrued expenses and other current liabilities	(60.2)	(42.8)
Other assets and liabilities	(3.1)	5.1
Net cash, cash equivalents and restricted cash provided by operating activities	77.0	116.0
Investing Activities
Purchases of property, plant, equipment and software	(24.3)	(15.0)
Proceeds on sale of property and equipment	0.5	0.1
Payment for acquisition of intangible assets	—	(17.1)
Payments for acquisitions of investments	—	(26.6)
Other, net	—	0.1
Net cash, cash equivalents and restricted cash used in investing activities	(23.8)	(58.5)
Financing Activities
Payments of long-term debt	(12.6)	—
Borrowings on Revolving Credit Facility	50.0	50.0
Payments on Revolving Credit Facility	(55.0)	(25.0)
Borrowings on Securitization Facility	—	0.4
Payments on Securitization Facility	(7.5)	(0.4)
Borrowings on Note Securitization Facility	11.4	7.8
Payments on Note Securitization Facility	(12.6)	(1.9)
Prepayment premium on extinguishment of 5.75% Notes	(12.2)	—
Redemption of 5.75% Notes	(425.0)	—
Cash dividends	(14.1)	(13.3)
Proceeds on exercise of stock options	3.7	4.6
Stock repurchases for stock award withholding obligations	(15.1)	(3.5)
Stock repurchases in the open market	—	(75.0)
Other, net	1.7	1.7
Net cash, cash equivalents and restricted cash used in financing activities	(487.3)	(54.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4.7	(1.7)
Net Cash Flows	(429.4)	1.2
Cash, Cash Equivalents and Restricted Cash:
At beginning of period	633.8	183.0
At end of period	$204.4	$184.2
See Notes to Condensed Consolidated Financial Statements (Unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(In millions, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares Issued	Amount

Balance as of September 30, 2019	88,457,634	$4.4	$637.4	$1,967.4	$(182.5)	$(853.4)	$1,573.3
Net income	—	—	—	39.8	—	—	39.8
Other comprehensive income (loss), net of tax of $0.4	—	—	—	—	21.2	—	21.2
Dividends ($0.21 per common share)	—	—	—	(14.1)	—	—	(14.1)
Stock repurchases for stock award withholding obligations	—	—	—	—	—	(15.1)	(15.1)
Stock compensation on equity-classified awards	—	—	8.3	—	—	—	8.3
Stock option exercises	—	—	1.1	—	—	2.6	3.7
Vesting of stock awards	—	—	(15.4)	—	—	15.4	—
Shares issued under employee stock purchase plan	—	—	1.3	—	—	0.6	1.9
Balance as of December 31, 2019	88,457,634	$4.4	$632.7	$1,993.1	$(161.3)	$(849.9)	$1,619.0

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares Issued	Amount

Balance as of September 30, 2018	88,457,634	$4.4	$602.9	$1,876.2	$(113.0)	$(754.3)	$1,616.2
Cumulative effect of ASC 606 adoption, net of tax of $4.8	—	—	—	(4.9)	—	—	(4.9)
Cumulative effect of ASU 2016-16 adoption, net of tax of $0.2	—	—	—	(5.6)		—	(5.6)
Reclassification due to ASU 2018-02 adoption	—	—	—	5.4	(5.4)	—	—
Net income	—	—	—	42.2	—	—	42.2
Other comprehensive income (loss), net of tax of $0.1	—	—	—	—	(16.9)	—	(16.9)
Dividends ($0.20 per common share)	—	—	0.1	(13.4)	—	—	(13.3)
Stock repurchases for stock award withholding obligations	—	—	—	—	—	(3.5)	(3.5)
Stock repurchases in the open market	—	—	—	—	—	(75.0)	(75.0)
Stock compensation on equity-classified awards	—	—	5.8	—	—	—	5.8
Stock option exercises	—	—	1.0	—	—	3.6	4.6
Vesting of stock awards	—	—	(4.0)	—	—	4.0	—
Shares issued under employee stock purchase plan	—	—	1.1	—	—	0.8	1.9
Balance as of December 31, 2018	88,457,634	$4.4	$606.9	$1,899.9	$(135.3)	$(824.4)	$1,551.5

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

Basis of Presentation and Principles of Consolidation

The unaudited Condensed Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in Hillrom’s latest fiscal 2019 Form 10-K as filed with the SEC. The September 30, 2019 Condensed Consolidated Balance Sheet was derived from audited Consolidated Financial Statements but does not include all disclosures required by accounting principles generally accepted in the United States. In the opinion of management, the Condensed Consolidated Financial Statements herein include all adjustments necessary to state fairly the financial position, results of operations and cash flows for the interim periods presented. Quarterly results are not necessarily indicative of annual results.

The Condensed Consolidated Financial Statements include the accounts of Hillrom and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

The Company makes a number of significant estimates, assumptions and judgments in the preparation of its financial statements. Additionally, the Company measures and classifies fair value measurements in accordance with the level hierarchy in conformity with accounting principles generally accepted in the United States (“GAAP”). As of December 31, 2019, the Company's significant accounting policies and estimates and valuation techniques used to measure fair value have not changed significantly from September 30, 2019. See Note 1 - Summary of Significant Accounting Policies within the 2019 Form 10-K for the fiscal year ended September 30, 2019 for further information.

Prior Period Reclassification

In this Form 10-Q, we are presenting Acquisition-related intangible asset amortization as a separate line item on our Condensed Consolidated Statements of Income for all periods presented. Acquisition-related intangible asset amortization was previously included in Selling and administrative expenses. Additionally, we will no longer present Gross Profit as a subtotal on our Statements of Income.

The following table presents Acquisition-related intangible asset amortization and Selling and administrative expenses, excluding the Acquisition-related intangible asset amortization, for the years ended September 30, 2019, 2018 and 2017, and for each quarterly period of fiscal 2019.

	Quarter Ended				Year Ended
	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019	September 30, 2019	September 30, 2018	September 30, 2017
Selling and administrative expense, previously reported	$218.0	$231.2	$246.4	$245.4	$941.0	$891.6	$874.5
Less, Acquisition-related intangible asset amortization	25.7	27.3	29.3	40.1	122.4	106.9	108.4
Selling and administrative expense, currently reported	$192.3	$203.9	$217.1	$205.3	$818.6	$784.7	$766.1

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) and subsequently issued related amendments, collectively referred to as “ASC 842”. The objective of this guidance is to increase transparency and comparability among organizations through recognizing leased assets, called right-of-use assets (“ROU”), and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  As a lessee, the new standard requires us to recognize both the ROU assets and lease liabilities in the balance sheet for most leases, whereas under previous GAAP only finance lease liabilities (referred to as capital leases) were recognized in the balance sheet. In addition, for both lessees and lessors, the definition of a lease has been revised, which may result in changes to the classification of an arrangement as a lease. Under the new standard, an arrangement that conveys the right to control the use of an identified asset by obtaining substantially all of its economic benefits and directing how it is used is a lease, whereas the previous definition focused on the ability to control the use of the asset or to obtain its output. Quantitative and qualitative disclosures related to the amount, timing and judgments of an entity’s accounting for leases and the related cash flows are expanded under the new standard. Disclosure requirements apply to both lessees and lessors, whereas previous disclosures related only to lessees. The recognition, measurement, and presentation of revenues, expenses and cash flows arising from a lease have not significantly changed from previous GAAP.

We adopted ASC 842 effective October 1, 2019 using the optional transition method approach. We elected the package of practical expedients, which applies to both lessees and lessors, to (1) not reassess whether existing contracts contain leases, (2) carryforward the existing lease classification and (3) not reassess initial direct costs associated with existing leases.

As a lessee, the adoption of the guidance on October 1, 2019 resulted in the recognition of ROU assets of $82.5 million and lease liabilities of $85.8 million, which all related to operating leases. The ROU assets were lower than the lease liabilities due to the derecognition of deferred rent balances of $3.3 million. As a lessor, our accounting was not impacted by the adoption of this guidance. We did not recognize any adjustment to the comparative period presented in the financial statements in accordance with our adoption method. The guidance did not have a material impact on our Condensed Consolidated Statements of Income.

See Note 7 - Leases for additional information on the impacts of ASC 842.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard eliminates Step 2 of the goodwill impairment test and requires a goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. ASU 2017-04 is effective for our first quarter of fiscal 2021 and requires a prospective transition method. Early adoption is permitted. We early adopted this standard in the first quarter of fiscal 2020 and the guidance did not have a material impact on our Condensed Consolidated Financial Statements.

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The purpose of the standard is to allow the use of the OIS rate based on the SOFR for hedge accounting purposes, which allows entities to designate changes in the fair values of fixed-rate financial assets or liabilities attributable to the OIS rate as the hedged risk.  The amendment recognizes the OIS rate based on the SOFR as likely London Interbank Offered Rate (“LIBOR”) replacements and supports the marketplace transition by adding the new reference rate as a benchmark rate.  The adoption of this ASU did not impact our financial statements as we have not yet utilized the OIS rate based on the SOFR for borrowings under our lending arrangements or as a benchmark rate for hedge accounting purposes. We will continue to monitor, assess and plan for the phase out of LIBOR.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments and subsequently issued related amendments, collectively referred to as “Topic 326”. Topic 326 requires entities to measure credit losses for financial assets measured at amortized cost based on expected losses rather than incurred losses. For available-for-sale debt securities with unrealized losses, entities will recognize credit losses through an allowance for credit losses. Topic 326 is effective for our first quarter of fiscal 2021 and requires a prospective transition method. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption on our Condensed Consolidated Financial Statements.

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

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. The purpose of the standard is to (1) clarify that transactions between participants in a collaborative agreement should be accounted for under Topic 606 and (2) add unit-of-account guidance in Topic 808 to align with Topic 606. ASU 2018-18 is effective for our first quarter of fiscal 2021 and must be applied retrospectively to the first quarter of fiscal 2020. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption on our Condensed Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The purpose of the standard is to remove certain exceptions to the general principles of Topic 740: Income Taxes in order to reduce the cost and complexity of its application and to maintain or improve the usefulness of the information provided to users of financial statements. ASU 2019-12 is effective for our first quarter of fiscal 2021 and will be applied either retrospectively or prospectively depending on the specific Topic 740 exception affected. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption on our Condensed Consolidated Financial Statements.

Except as noted above, there are no significant changes to our assessment of the impact of recently issued accounting standards included in Note 1 - Summary of Significant Accounting Policies of our Consolidated Financial Statements in our 2019 Form 10-K.

Note 2. Revenue from Contracts with Customers

As of December 31, 2019, the Company's significant accounting policies for recognizing revenue have not changed from September 30, 2019. See Note 1 - Summary of Significant Accounting Policies and Note 2 - Revenue Recognition within our 2019 Form 10-K for the fiscal year ended September 30, 2019 for further information.

Deferred Contract Costs

Deferred contract costs represent commissions paid upon receipt of a purchase order for certain products in our Patient Support Systems segment.  These commissions are subsequently expensed to Selling and administrative expenses commensurate with the timing of revenue recognition, which is generally 12 to 24 months. As of December 31, 2019 and September 30, 2019, we had $9.8 million and $10.0 million of total deferred contract costs, respectively, recorded within Other current assets and Other assets. For the quarters ended December 31, 2019 and 2018, we amortized $3.6 million and $3.4 million of deferred contract costs, which are classified within Selling and administrative expenses.

Disaggregation of Revenue

The Company disaggregates revenue recognized from contracts with customers by geography and segment categories consistent with the way in which management operates and views the business. See Note 14 - Segment Reporting for the presentation of the Company's revenue disaggregation.

Contract Balances

The nature of our products and services does not give rise to contract assets as we typically do not have instances where a right to payment for goods and services already transferred to a customer exists that is conditional on something other than the passage of time.

The following summarizes contract liability activity for fiscal 2019 and during the quarter ended December 31, 2019. The contract liability balance represents the transaction price allocated to the remaining performance obligations.

Contract Liabilities
Balance as of October 1, 2018	$47.8
Revenue deferred due to ASC 606 initial adoption	58.4
Deferred revenue acquired	10.7
New revenue deferrals	282.1
Revenue recognized upon satisfaction of performance obligations	(273.2)
Balance as of September 30, 2019	125.8
New revenue deferrals	80.5
Revenue recognized upon satisfaction of performance obligations	(85.2)
Balance as of December 31, 2019	$121.1

These contract liabilities are recorded in Deferred revenue and Other long-term liabilities. We expect to satisfy the majority of the remaining performance obligations and recognize revenue related to installation and service contracts within 12 to 24 months.

Note 3. Supplementary Financial Statement Information

	December 31, 2019	September 30, 2019
Inventories, net of reserves:
Finished products	$121.0	$120.5
Work in process	45.1	42.4
Raw materials	111.6	106.7
Total inventories, net of reserves	$277.7	$269.6

Accumulated amortization of software and other intangible assets	$632.3	$597.0

Investments included in Other assets	$50.7	$51.1

Investments

In the first quarter of fiscal 2019, we acquired $26.6 million of non-marketable equity securities that are valued at cost. There has not been any impairment of the historical cost of our investments in non-marketable equity securities.

Supplemental Cash Flow Information

	Quarter Ended December 31
	2019	2018
Non-cash investing activities:
Change in capital expenditures not paid	$(1.8)	$(1.9)

Non-cash financing activities:
Distribution of shares issued under stock-based compensation plans	$25.1	$7.5

Note 4. Business Combinations

Acquisitions

Breathe Technologies, Inc.

On September 3, 2019, we acquired all of the outstanding equity interests of Breathe Technologies, Inc. (“Breathe”), a developer and manufacturer of a patented wearable, non-invasive ventilation technology that supports improved patient mobility, for total aggregate cash consideration of $127.6 million.

The results of Breathe are included in the Front Line Care segment since the date of acquisition. The impact to reported revenue and net income in the quarter ended December 31, 2019 was not significant.

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

Goodwill in connection with the Breathe acquisition of $60.2 million was recognized at the acquisition date related to the excess of the purchase price over the estimated fair value of the assets acquired and the liabilities, reflecting the value associated with enhancing synergies and accelerating our leadership in respiratory health products. The goodwill was allocated entirely to our Front Line Care segment, which is not deductible for tax purposes in the United States.

The estimated useful lives of the acquired intangible assets are 2 years for trade name, 8 years for customer relationships and 11 years for developed technology.

In the quarter ended December 31, 2019, we recognized $0.9 million of acquisition and integration costs in Selling and administrative expenses and $1.7 million in Special charges related to this acquisition.

Voalte, Inc.

On April 1, 2019, we acquired all of the outstanding equity interests of Voalte, Inc. (“Voalte”), a clinical communications software company located in the United States, for total aggregate consideration of $181.0 million, comprised of $175.8 million cash and $5.2 million of contingent consideration measured at fair value as of the acquisition date. Additionally, contingent consideration is payable up to $15 million based upon achievement of certain commercial milestones.

The results of Voalte are included in the Patient Support Systems segment since the date of acquisition. The impact to reported revenue and net income in the quarter ended December 31, 2019 was not significant.

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

For the quarter ended December 31, 2019, we reduced the contingent consideration accrual by $8.4 million as the commercial milestones are not expected to be achieved. This was recorded as a component of Selling and administrative expenses.

Excel Medical Electronics

On January 10, 2020, we closed on the acquisition of Excel Medical Electronics (“Excel”), a clinical communication business, for cash consideration of $15.0 million, subject to certain post-closing adjustments. Additionally, contingent consideration is payable of up to $15.0 million based upon the achievement of certain commercial milestones. The results of Excel will be included in the Patient Support Systems segment from the date of acquisition. It is not practicable to disclose the preliminary purchase price allocation for this transaction given the short period of time between the acquisition date and the filing of this report.

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

Disposition

On August 2, 2019, we completed a disposition to sell certain of our surgical consumable products and related assets for a purchase price of $166.6 million, which is net of cash and working capital adjustments. The purchase price is subject to certain post-closing adjustments. In fiscal 2019, we recorded a pre-tax loss on this disposition of $15.9 million in Investment income (expense) and other, net, including transaction costs of $4.0 million. This disposition did not have a major effect on the Company's operations or financial results, and, therefore, has not been reported as a discontinued operation.

Note 5. Financing Agreements

Short-Term Borrowings

Securitization Facilities

In May 2019, we renewed our 364-day accounts receivable securitization program (the “Securitization Facility”) with certain financial institutions for borrowings up to $110.0 million. We also renewed our additional 364-day facility for borrowings up to $90.0 million (the “Note Securitization Facility”) in May 2019. Under the terms of each of the Securitization Facility and Note Securitization Facility, certain of our accounts receivable secure the amounts borrowed and cannot be used to pay our other debts or liabilities. The amount of permissible borrowings outstanding is determined based on the amount of qualifying accounts receivable at any point in time. Borrowings outstanding under the Securitization Facility and Note Securitization Facility bear interest at LIBOR plus the applicable margin of 0.8% and 1.0% and are included as a component of Short-term borrowings, while the accounts receivable securing these obligations remain as a component of Trade accounts receivable, net of allowances.

Long-Term Debt

Long-Term Debt Redemption

In September 2019, we issued senior unsecured notes of $425.0 million maturing September 2027 that bear interest at a fixed rate of 4.375% annually and capitalized debt issuance costs of $6.3 million. On October 7, 2019, we used the net proceeds from the offering of these notes, together with funds borrowed from the Revolving Credit Facility maturing in August 2024 (“2024 Revolving Credit Facility”), to redeem all of our previously outstanding senior unsecured 5.75% notes due September 2023 and to pay the prepayment premium of $12.2 million. We recorded a loss on extinguishment of debt of $15.6 million, which was comprised of the $12.2 million prepayment premium and $3.4 million of debt issuance costs previously capitalized.

See Note 6 - Financing Agreements within the 2019 Form 10-K for the fiscal year ended September 30, 2019 for further information.

Fair Value

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The book values of our variable rate short-term debt instruments, our senior secured Term Loan A facility maturing in August 2024 (“2024 TLA Facility”) and our 2024 Revolving Credit Facility approximate fair value.

The estimated fair values of our long-term debt instruments are described in the table below:

	December 31, 2019	September 30, 2019
Senior unsecured 5.00% notes due on February 14, 2025	$312.9	$312.4
Senior unsecured 4.375% notes due on September 15, 2027	437.8	435.4
Unsecured debentures	47.5	48.1
Total	$798.2	$795.9

The estimated fair values of our long-term unsecured debentures were based on observable inputs such as quoted prices in markets that are not active. The estimated fair values of our term loan and the Senior Notes were based on quoted prices for similar liabilities. These fair value measurements were classified as Level 2.

Debt Covenants

As of December 31, 2019, we were in compliance with all debt covenants under our financing agreements.

Note 6. Derivative Instruments and Hedging Activity

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

Cash Flow Hedges

To manage our exposure to market risk from fluctuations in interest rates, we enter into interest rate swaps that are designated as cash flow hedges. As of December 31, 2019, we had interest rate swap agreements with an aggregate notional amount of $750.0 million to hedge the variability of cash flows through August 2024 associated with a portion of the variable interest rate payments on outstanding borrowings under our Senior Credit Agreement. As of December 31, 2019, these swaps were in a net liability position with an aggregate fair value of $5.1 million, of which $1.3 million were classified as Other assets and $6.4 million were classified as Other current liabilities. As of September 30, 2019, we had interest rate swap agreements, with an aggregate notional amount of $750.0 million to hedge the variability of cash flows associated with a portion of the variable interest rate payments on outstanding borrowings under our Senior Credit Agreement through September 2021. As of September 30, 2019, these swaps were in a net liability position with an aggregate fair value of $6.8 million, of which $0.9 million were classified as Other assets and $7.7 million were classified as Other current liabilities. We classify fair value measurements on our interest rate swaps as Level 2.

We are subject to variability in foreign currency exchange rates due to our international operations. We enter into currency exchange agreements that are designated as cash flow hedges to manage our exposure arising from fluctuating exchange rates related to specific and projected transactions. We operate this program pursuant to documented corporate risk management policies and do not enter into derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currencies. Our currency risk consists primarily of foreign currency denominated firm commitments and projected foreign currency denominated intercompany and third-party transactions. As of December 31, 2019, no foreign exchange contracts were open. As of September 30, 2019, the notional amount of open foreign exchange contracts was $6.7 million. These contracts were in a net asset position reported in Other current assets with a fair value of $0.2 million. The maximum length of time over which we hedge transaction exposures is generally 15 months. Derivative gains and losses, initially reported as a component of Accumulated other comprehensive income (loss), are reclassified to earnings in the period when the transaction affects earnings.

Net Investment Hedges

As of December 31, 2019, we had cross-currency swap agreements, with an aggregate notional amount of $198.3 million, to hedge the variability of net assets due to changes in the U.S. dollar-Euro spot exchange rates through July 2023. These cross-currency swaps are designated as net investment hedges of subsidiaries using the Euro as their functional currency. As of December 31, 2019, these swaps were in a net asset position with an aggregate fair value of $13.4 million which were classified as Other assets. As of September 30, 2019, these swaps were in a net asset position with an aggregate fair value of $16.9 million which were classified as Other assets.

We classify fair value measurements on our cross-currency swaps as Level 2. We assess hedge effectiveness under the spot-to-spot method and record changes in fair value attributable to the translation of foreign currencies through Accumulated other comprehensive income (loss). We amortize the impact of all other changes in fair value of the derivatives through Interest expense, which was income of $1.3 million in both the quarters ended December 31, 2019 and 2018.

Undesignated Derivative Instruments

We use forward contracts to mitigate the foreign exchange revaluation risk associated with recorded monetary assets and liabilities that are denominated in a non-functional currency. These derivative instruments are not formally designated as hedges and the terms of these instruments generally do not exceed one month. As of December 31, 2019, we had forward contracts not designated as hedges with aggregate notional amounts of $91.4 million. As of September 30, 2019, we had forward contracts not designated as hedges with aggregate notional amounts of $76.7 million. In the quarter ended December 31, 2019, we recognized unrealized gains of $0.2 million and realized gains of $0.4 million in Investment income (expense) and other, net related to these forward contracts not designated as hedges. In the quarter ended December 31, 2018, there were no similar forward contracts in place.

Note 7. Leases

Hillrom as the Lessee

We determine if an arrangement is a lease or contains a lease at contract inception. We lease real estate, automobiles and equipment under various operating leases. A lease liability and ROU asset is recognized for operating leases with terms greater than one year at the lease commencement date. The lease liability is measured as the present value of all remaining fixed payments calculated using our incremental borrowing rate. The ROU asset is measured as the sum of the lease liability and any initial indirect costs incurred, less any lease incentives received. We use our estimated secured incremental borrowing rate as most lease agreements do not specify an interest rate. Our lease agreements include leases that have both lease and associated nonlease components. We have elected to account for lease components and the associated nonlease components as a single lease component.

Our leases have remaining lease terms of approximately 1 year to 8.8 years. Many of our real estate and equipment leases include options to renew. Renewal periods are generally not included when calculating the remaining lease term unless we are reasonably certain to exercise a renewal option based on beneficial terms or significance of the leased asset to our operations.

Expense for operating leases and leases with a term of one year or less is recognized on a straight-line basis over the lease term. Lease expense for the quarter ended December 31, 2019 was $9.6 million, of which $6.8 million related to operating leases and $2.8 million related to short-term leases and variable lease payments. Lease expense is recorded in Cost of goods sold or Selling and administrative expenses based on the purpose of the leased asset.

The following table summarizes the balance sheet classification of our operating leases and amounts of the ROU asset and lease liability as of December 31, 2019:

	Balance Sheet Classification	December 31, 2019
Right-of-use assets	Other assets	$78.5
Current lease liabilities	Other current liabilities	22.8
Non-current lease liabilities	Other long-term liabilities	59.9

Supplemental information:	December 31, 2019
Weighted-average discount rate	3.3%
Weighted-average remaining lease term in years	4.9

The following table summarizes the maturities of our operating leases as of December 31, 2019:

Fiscal Year	Amount
Remaining 2020	$19.3
2021	22.0
2022	16.3
2023	11.3
2024	6.5
2025	4.4
Thereafter	10.4
Total lease payments	90.2
Less: imputed interest	(7.5)
Total lease liability	$82.7

Disclosures Related to Periods Prior to Adopting the New Lease Guidance

As disclosed in the 2019 Form 10-K, future minimum payments under non-cancellable operating leases (excluding executory costs) aggregating $94.9 million for manufacturing facilities, warehouse distribution centers, service centers, sales offices, automobiles and other equipment consisted of the following:

Fiscal Year	Amount
2020	$25.7
2021	21.4
2022	15.7
2023	11.1
2024	6.4
2025 and beyond	14.6

Rental expense in fiscal 2019, 2018 and 2017 was $39.8 million, $41.3 million and $38.0 million.

Hillrom as the Lessor

We make certain products available to customers under short-term lease arrangements. Rental usage of these products is provided as an alternative to product sales and is short-term in nature. Products primarily include smart beds, including, but not limited to, bariatric, critical care, maternal, and home care beds, as well as other surfaces. These lease arrangements provide our customers with our products during periods of peak demand or often times for specialty purposes. Additionally, we provide wearable, non-invasive ventilation products to patients covered by monthly medical insurance reimbursements, which are considered month-to-month leasing arrangements. Income arising from these lease arrangements where we are the lessor is recognized within Rental revenue. We have accounted for these lease arrangements as operating leases.

Note 8. Retirement and Postretirement Plans

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

	Quarter Ended December 31		Condensed Consolidated Statements of Income Item
	2019	2018
Service cost	$0.4	$0.3	Cost of goods sold
Service cost	0.8	0.8	Selling and administrative expenses
Interest cost	2.5	3.1	Investment income (expense) and other, net
Expected return on plan assets	(3.7)	(3.7)	Investment income (expense) and other, net
Amortization of unrecognized prior service cost, net	0.1	—	Investment income (expense) and other, net
Amortization of net loss	1.5	0.6	Investment income (expense) and other, net
Net pension expense	$1.6	$1.1

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

We have defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees. The general purpose of these plans is to provide additional financial security in retirement by providing employees with an incentive to make regular savings. Our contributions to the plans are based on eligibility and, in some cases, employee contributions. Expense under these plans was $6.2 million in both of the quarterly periods ended December 31, 2019 and 2018.

Note 9. Other Comprehensive Income (Loss)

The following tables represent the changes in Other comprehensive income (loss) and Accumulated other comprehensive income (loss) by component for the quarters ended December 31, 2019 and 2018:

	Quarter Ended December 31, 2019
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance [2]
Derivative instruments designated as hedges [1]:
Foreign exchange forward contracts	$(0.3)	$0.1	$(0.2)	$—	$(0.2)	$0.2	$(0.2)	$—
Interest rate swaps	0.9	0.8	1.7	(0.4)	1.3	(5.2)	1.3	(3.9)
Cross-currency swaps	(4.8)	—	(4.8)	1.1	(3.7)	12.2	(3.7)	8.5
Derivative instruments designated as hedges total	(4.2)	0.9	(3.3)	0.7	(2.6)	7.2	(2.6)	4.6
Foreign currency translation adjustment	23.1	—	23.1	—	23.1	(145.4)	23.1	(122.3)
Change in pension and postretirement defined benefit plans	(0.2)	1.2	1.0	(0.3)	0.7	(44.3)	0.7	(43.6)
Total	$18.7	$2.1	$20.8	$0.4	$21.2	$(182.5)	$21.2	$(161.3)

	Quarter Ended December 31, 2018
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Impacts of ASU 2018-02 Adoption as of October 1, 2018	Net activity	Ending balance
Derivative instruments designated as hedges [1]:
Foreign exchange forward contracts	$1.2	$(0.1)	$1.1	$(0.4)	$0.7	$0.2	$—	$0.7	$0.9
Interest rate swaps	(5.1)	(2.1)	(7.2)	1.9	(5.3)	18.3	0.8	(5.3)	13.8
Cross-currency swaps	2.2	—	2.2	(1.3)	0.9	(1.7)	—	0.9	(0.8)
Derivative instruments designated as hedges total	(1.7)	(2.2)	(3.9)	0.2	(3.7)	16.8	0.8	(3.7)	13.9
Foreign currency translation adjustment	(13.6)	—	(13.6)	—	(13.6)	(105.3)	—	(13.6)	(118.9)
Change in pension and postretirement defined benefit plans	—	0.5	0.5	(0.1)	0.4	(24.5)	(6.2)	0.4	(30.3)
Total	$(15.3)	$(1.7)	$(17.0)	$0.1	$(16.9)	$(113.0)	$(5.4)	$(16.9)	$(135.3)

1 See Note 6 - Derivative Instruments and Hedging Activity for information regarding our hedging strategies.
2 The estimated net amount of gains and losses that are reported in Accumulated other comprehensive income (loss) related to our derivative instruments designated as hedges as of December 31, 2019 that is expected to be reclassified into earnings within the next 12 months is expense of $0.1 million.

The following table represents the items reclassified out of Accumulated other comprehensive income (loss) and the related tax effects for the quarters ended December 31, 2019 and 2018:

	Quarter Ended December 31
	2019			2018
	Amount reclassified	Tax effect	Net of tax	Amount reclassified	Tax effect [4]	Net of tax
Derivative instruments designated as hedges:
Foreign exchange forward contracts [1]	$0.1	$(0.1)	$—	$(0.1)	$0.1	$—
Interest rate swaps [2]	0.8	(0.2)	0.6	(2.1)	0.6	(1.5)
Derivative instruments designated as hedges total	0.9	(0.3)	0.6	(2.2)	0.7	(1.5)
Change in pension and postretirement defined benefit plans [3]	1.2	(0.3)	0.9	0.5	(6.3)	(5.8)

1 Reclassified from Accumulated other comprehensive income (loss) into Investment income (expense) and other, net.
2 Reclassified from Accumulated other comprehensive income (loss) into Interest expense.
3 Reclassified from Accumulated other comprehensive income (loss) into Cost of goods sold and Investment income (expense) and other, net. These components are included in the computation of net periodic pension expense.
4 As a result of the adoption of ASU 2018-02, we reclassified $5.4 million from Accumulated other comprehensive income (loss) to Retained earnings.

Note 10. Special Charges

In connection with various organizational changes to improve our business alignment and cost structure, we recognized Special charges of $7.8 million and $8.0 million for the quarters ended December 31, 2019 and 2018. Although these charges are non-recurring in nature, additional Special charges are expected to be incurred related to restructuring and transformative initiatives in future periods. It is not practicable to estimate the amount of these future expected costs until such time as the evaluations are complete.

These charges are summarized as follows:

Business Optimization and Realignment

Management pursues opportunities to align our operations to achieve synergies and position the business for growth. In fiscal 2018, a global transformation program was launched that was focused on reducing complexity, increasing efficiency and improving our cost structure with targeted investments that align with our strategic priorities.

As part of this program, management launched an initiative related to a global information technology transformation, including rationalizing and transforming our enterprise resource planning software solutions and other complementary information technology systems.  In the quarter ended December 31, 2019, the Company incurred $9.4 million related to this initiative, of which $5.3 million was capitalized and $4.1 million was expensed in Special charges. The objective of this initiative is to consolidate and streamline our key workstreams that interact with customers and vendors and support our financial reporting processes while maintaining the security of our data. The solutions designed under this initiative will be implemented over the next five to seven years.

We acquired Breathe and Voalte in fiscal 2019 and continue to incur integration-related costs and severance costs, which were recorded to Special charges during the quarter ended December 31, 2019. We also incurred costs, including severance and benefit costs, associated with other business realignment and integration activities.

During the quarter ended December 31, 2019, we incurred total business optimization and realignment charges of $7.3 million, of which $1.8 million were severance and benefit costs with the remainder related to professional fees and project management costs. These amounts compare to charges of $3.8 million in the quarter ended December 31, 2018, of which $2.7 million were severance and benefit costs.

Site Consolidation

We continue to streamline our operations and simplify our supply chain by consolidating certain manufacturing and distribution operations (“Site Consolidation”). During the quarter ended December 31, 2019, we recorded charges of $0.5 million related to these efforts, all of which were severance and benefit costs. These amounts compare to charges of $4.1 million related to these efforts in the quarter ended December 31, 2018, primarily comprising lease termination and facility closure costs related to three sites that were closed.

For all accrued severance and other benefit charges described above, we record restructuring reserves within Other current liabilities. The reserve activity for severance and other benefits in the quarter ended December 31, 2019 was as follows:

Balance as of September 30, 2019	$8.5
Expenses	2.4
Cash Payments	(2.9)
Reversals	(0.1)
Balance as of December 31, 2019	$7.9

Note 11. Income Taxes

The effective tax rate for the quarter ended December 31, 2019 was 6.6% compared to 14.9% for the comparable period in the prior year due primarily to the difference in the discrete tax benefits realized in each period. The current period rate was favorably impacted by $4.1 million excess tax benefits on deductible stock compensation compared to $1.7 million of benefit in the comparable prior period. The current period tax rate was also favorably impacted by the reduction of the contingent consideration accrual of $8.4 million in the quarter ended December 31, 2019, that is not subject to tax.

Note 12. Earnings per Common Share

Basic earnings per share (“EPS”) is calculated based upon the weighted average number of outstanding common shares for the period, plus the effect of deferred vested shares. Diluted earnings per share is calculated consistent with the basic earnings per share calculation plus the effect of dilutive unissued common shares related to stock-based employee compensation programs. For all periods presented, anti-dilutive stock options were excluded from the calculation of diluted earnings per share. Cumulative treasury stock acquired, less cumulative shares reissued, have been excluded in determining the average number of shares outstanding.

Earnings per share are calculated as follows (share information in thousands):

	Quarter Ended December 31
	2019	2018
Net income	$39.8	$42.2

Average basic shares outstanding	66,792	67,053
Add potential effect of exercise of stock options and other unvested equity awards	537	672
Average diluted shares outstanding	67,329	67,725

Net income per basic common share	$0.60	$0.63

Net income per diluted common share	$0.59	$0.62

Shares with anti-dilutive effect excluded from the computation of diluted EPS	291	486

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

A rollforward of changes in the Accrued product warranties reserve for the periods covered in this report is as follows:

	Quarter Ended December 31
	2019	2018
Balance as of beginning of period	$29.7	$20.5
Provision for warranties in the period	3.5	5.1
Warranty reserves assumed [1]	—	2.8
Warranty claims in the period	(4.4)	(3.5)
Balance as of end of period	$28.8	$24.9

1 As a result of the asset acquisition in our Front Line Care segment discussed in Note 4 - Business Combinations.

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

•	Surgical Solutions – globally provides products that improve safety and efficiency in the surgical space, including tables, lights, pendants, precision positioning devices and other accessories.

Our performance within each reportable segment continues to be measured on a divisional income basis before non-allocated operating and administrative costs, litigation, special charges, acquisition and integration costs, acquisition-related intangible asset amortization, and other unusual events. Divisional income generally represents the division’s gross profit, excluding acquisition-related intangible asset amortization, less its direct operating costs along with an allocation of manufacturing and distribution costs, research and development and certain corporate functional expenses.

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

Effective for fiscal 2020, the allocation of operating costs to each segment was modified to improve the alignment to how management evaluates the performance of each segment. The fiscal 2019 segment information has been recast to conform to the current presentation. The reclassification did not impact our reported Consolidated Net Revenue or Income Before Income Taxes.

	Quarter Ended December 31
	2019	2018
Net revenue - United States:
Patient Support Systems	$266.6	$248.1
Front Line Care	178.1	166.5
Surgical Solutions	37.1	53.9
Total net revenue - United States	$481.8	$468.5

Net revenue - Outside of the United States (“OUS”):
Patient Support Systems	$77.6	$92.9
Front Line Care	76.5	66.9
Surgical Solutions	49.1	55.2
Total net revenue - OUS	$203.2	$215.0

Net revenue:
Patient Support Systems	$344.2	$341.0
Front Line Care	254.6	233.4
Surgical Solutions	86.2	109.1
Total net revenue	$685.0	$683.5

Divisional income:
Patient Support Systems	$58.4	$59.6
Front Line Care	73.5	61.9
Surgical Solutions	12.8	11.2

Other operating costs:
Non-allocated operating costs, administrative costs, and other	$58.0	$53.9
Special charges	7.8	8.0
Operating profit	$78.9	$70.8

Interest expense	$(19.4)	$(21.3)
Loss on extinguishment of debt	(15.6)	—
Investment income (expense) and other, net	(1.3)	0.1
Income before income taxes	$42.6	$49.6

Note 15. Commitments and Contingencies

General

We are subject to various claims and contingencies arising out of the normal course of business, including those relating to governmental investigations and proceedings, commercial transactions, product liability, employee related matters, antitrust, safety, health, taxes, environmental and other matters. Litigation is subject to many uncertainties and the outcome of individual litigated matters is not predictable with assurance. It is possible that some litigation matters for which reserves have not been established could be decided unfavorably to us, and that any such unfavorable decisions could have a materially adverse effect on our financial condition, results of operations and cash flows.

Self-Insurance

We are involved in various claims, including product and general liability, workers’ compensation, auto liability and employment related matters. Such claims in the United States have deductibles and self-insured retentions at various limits up to $1.0 million per occurrence or per claim, depending upon the type of coverage and policy period. International deductibles and self-insured retentions are lower. We are also generally self-insured up to certain stop-loss limits for certain employee health benefits, including medical, drug and dental. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims and outside actuarial analysis, which are based on historical information along with certain assumptions about future events. Such estimated reserves are classified as Other current liabilities and Other long-term liabilities.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis should be read in conjunction with the accompanying interim financial statements and our 2019 Form 10-K.

Hill-Rom Holdings, Inc. (the “Company,” “Hillrom,” “we,” “us,” or “our”) was incorporated on August 7, 1969 in the State of Indiana and is headquartered in Chicago, Illinois. We are a global medical technology leader whose approximately 10,000 employees have a single purpose: enhancing outcomes for patients and their caregivers by Advancing Connected CareTM. Around the world, our innovations touch over 7 million patients each day. Our products and services help enable earlier diagnosis and treatment, optimize surgical efficiency and accelerate patient recovery while simplifying clinical communication and shifting care closer to home. We make these outcomes possible through connected smart beds, patient lifts, patient assessment and monitoring technologies, caregiver collaboration tools, respiratory health devices, advanced equipment for the surgical space and more, delivering actionable, real-time insights at the point of care.

Use of Non-GAAP Financial Measures

The accompanying Condensed Consolidated Financial Statements and related notes are presented in accordance with GAAP. In addition to the results reported in accordance with GAAP, we routinely provide operating margin, income tax expense and earnings per diluted share results on an adjusted basis as we believe these measures contribute to the understanding of our financial performance, provide additional analytical tools to understand our results from core operations and reveal underlying operating trends. These measures exclude strategic developments, acquisition and integration costs and related fair value adjustments, gains and losses associated with disposals of businesses or significant product lines, regulatory costs related to updating existing product registrations to comply with the European Medical Device Regulations, Special charges as described in Note 10 - Special Charges, the transitional impacts of the U.S. Tax Cuts and Jobs Act (the “Tax Act”), changes in tax accounting methods, and other tax law changes as described in Note 11 - Income Taxes within the 2019 Form 10-K, expenses associated with these tax items, the impacts of significant litigation matters or other unusual events. We also exclude expenses associated with the amortization of purchased intangible assets. These adjustments are made to allow investors to evaluate and understand operating trends excluding their impact on operating income and earnings per diluted share.

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

•	Surgical Solutions – globally provides products that improve safety and efficiency in the surgical space, including tables, lights, pendants, precision positioning devices and other accessories.

Net Revenue

(in millions)					U.S.	OUS
	Quarter Ended December 31		Change As Reported	Constant Currency	Change As Reported	Change As Reported	Constant Currency
	2019	2018
Net Revenue:
Product sales and service	$614.3	$611.6	0.4%	0.9%	3.4%	(5.5)%	(4.0)%
Rental revenue	70.7	71.9	(1.7)%	(1.4)%	(1.0)%	(6.1)%	(4.1)%
Total net revenue	$685.0	$683.5	0.2%	0.7%	2.8%	(5.5)%	(4.0)%

Net Revenue:
Patient Support Systems	$344.2	$341.0	0.9%	1.4%	7.5%	(16.5)%	(14.6)%
Front Line Care	254.6	233.4	9.1%	9.3%	7.0%	14.3%	15.1%
Surgical Solutions	86.2	109.1	(21.0)%	(20.0)%	(31.2)%	(11.1)%	(9.2)%
Total net revenue	$685.0	$683.5	0.2%	0.7%	2.8%	(5.5)%	(4.0)%

OUS - Outside of the United States

Product sales and service revenue increased 0.4% on a reported basis, or 0.9% on a constant currency basis, for the quarter ended December 31, 2019 compared to the quarter ended December 31, 2018 primarily due to Voalte, which was acquired in April 2019, as well as sales growth related to new products, our care communications platform and across our Front Line Care products, including significant growth internationally. These growth drivers were partially offset by declines resulting from our disposition of the surgical consumable products business in August 2019.

Rental revenue decreased 1.7% on a reported basis, or 1.4% on a constant currency basis, for the quarter ended December 31, 2019 compared to the quarter ended December 31, 2018. The decreases were attributable to the exit of a rental arrangement remaining from the previously divested third-party rental business.

Business Segment Revenue

Patient Support Systems revenue increased 0.9% on a reported basis, or 1.4% on a constant currency basis, for the quarter ended December 31, 2019 compared to the quarter ended December 31, 2018. The increases were driven primarily by growth in the United States from our care communications platform, which includes Voalte that contributed approximately 4.0% of the total revenues, and new products. The increases were partially offset by lower sales outside of the United States.  Revenue for the quarter ended December 31, 2019 does not reflect approximately $0.6 million of revenue that was eliminated in fair value purchase accounting adjustments to deferred revenue related to the Voalte acquisition.

Front Line Care revenue increased 9.1% on a reported basis, or 9.3% on a constant currency basis, for the quarter ended December 31, 2019 compared to the quarter ended December 31, 2018. The increases were driven by sales of patient diagnostic and monitoring products and incremental revenue from the acquisition of Breathe.

Surgical Solutions revenue decreased 21.0% on a reported basis, or 20.0% on a constant currency basis, for the quarter ended December 31, 2019 compared to the quarter ended December 31, 2018, primarily due to the disposition of the surgical consumable products business in August 2019. The decreases were partially offset by strong growth from operating tables.

Gross Profit

(in millions)	Quarter Ended December 31
	2019	2018
Gross Profit [1]
Product sales and service	$308.0	$295.3
Percent of Related Net Revenue	50.1%	48.3%

Rental	$33.7	$34.7
Percent of Related Net Revenue	47.7%	48.3%

Total Gross Profit	$341.7	$330.0
Percent of Total Net Revenue	49.9%	48.3%
1 Gross Profit is calculated as net product sales and service revenue and rental revenue less the related cost of goods sold or rental expenses as disclosed on the face of the Condensed Consolidated Statements of Income.

Product sales and service gross profit increased by $12.7 million or 4.3% for the quarter ended December 31, 2019 compared to the quarter ended December 31, 2018.  The growth in gross profit was primarily driven by changes in the product sales mix across all segments that resulted in more sales derived from higher gross profit products, including Voalte, as well as improved operating efficiencies that resulted in lower operating costs. The disposition of our surgical consumable products business in August 2019 also contributed to the increase.

Rental gross profit decreased $1.0 million or 2.9% for the quarter ended December 31, 2019 compared to the quarter ended December 31, 2018 primarily due to lower volumes.

Operating Expenses

(in millions)	Quarter Ended December 31
	2019	2018
Research and development expenses	$31.5	$33.2
Percent of Total Net Revenue	4.6%	4.9%

Selling and administrative expenses	$196.8	$192.3
Percent of Total Net Revenue	28.7%	28.1%

Acquisition-related intangible asset amortization	$26.7	$25.7
Percent of Total Net Revenue	3.9%	3.8%

Research and development expenses decreased by $1.7 million or 5.1% for the quarter ended December 31, 2019 compared to the quarter ended December 31, 2018 due to the timing of projects.

As a percentage of total net revenue, Selling and administrative expenses increased for the quarter ended December 31, 2019 compared to the quarter ended December 31, 2018. Selling and administrative expenses is reduced by a net benefit of $2.7 million related to acquisition and integration costs and regulatory compliance costs for the quarter ended December 31, 2019. Selling and administrative expenses include acquisition and integration costs and regulatory compliance costs totaling $3.0 million for the quarter ended December 31, 2018. Excluding these items, as a percentage of total revenue, Selling and administrative expenses increased 5.4% for the quarter ended December 31, 2019 compared to the quarter ended December 31, 2018 due to increased compensation costs primarily related to stock based compensation, increased information technology costs and increased investment in emerging markets.

Acquisition-related intangible asset amortization increased by $1.0 million or 3.9% for the quarter ended December 31, 2019 compared to the quarter ended December 31, 2018 due to the acquisition of Voalte and Breathe during April and September 2019, offset by the disposition of our surgical consumable products business in August 2019.

Special Charges and Other

(in millions)	Quarter Ended December 31
	2019	2018
Special charges	$7.8	$8.0

Interest expense	$(19.4)	$(21.3)
Loss on extinguishment of debt	$(15.6)	$—
Investment income (expense) and other, net	$(1.3)	$0.1

In connection with various organizational changes to improve our business alignment and cost structure, we recognized Special charges of $7.8 million and $8.0 million for the quarters ended December 31, 2019 and 2018. These charges related to the initiatives described in Note 10 - Special Charges.

Interest expense decreased for the quarter ended December 31, 2019 compared to the quarter ended December 31, 2018 due to lower interest rates resulting from the refinancing of unsecured notes of $425.0 million in September 2019.  See Note 5 - Financing Agreements for further information.

Loss on extinguishment of debt related to the refinancing of unsecured notes of $425.0 million in September 2019.  See Note 5 - Financing Agreements for further information.

Investment income (expense) and other, net decreased for the quarter ended December 31, 2019 compared to the quarter ended December 31, 2018 primarily due to incremental net pension expense related to the amortization of actuarial losses.

Income Tax Expense

The effective tax rate for the quarter ended December 31, 2019 was 6.6% compared to 14.9% for the quarter ended December 31, 2018 primarily due to the difference in the discrete tax benefits realized in each period. The current period rate was favorably impacted by $4.1 million of excess tax benefits on deductible stock compensation compared to $1.7 million of benefit in the comparable prior period. The current period tax rate was also favorably impacted by the reduction of the contingent consideration accrual of $8.4 million in the quarter ended December 31, 2019, that is not subject to tax.

The adjusted effective tax rate for the quarter ended December 31, 2019 was 16.6% compared to 19.7% for the quarter ended December 31, 2018. The lower adjusted tax rate in the current year is primarily due to a larger amount of excess benefits on deductible stock compensation compared to the prior period.

Earnings per Share

Diluted earnings per share decreased from $0.62 to $0.59 for the quarter ended December 31, 2019 compared to the quarter ended December 31, 2018 due to the $15.6 million loss on extinguishment of debt, offset by higher gross profit and a lower tax rate.

Business Segment Divisional Income

	Quarter Ended December 31		Change As Reported
	2019	2018
Divisional income:
Patient Support Systems	$58.4	$59.6	(2.0)%
Front Line Care	73.5	61.9	18.7%
Surgical Solutions	12.8	11.2	14.3%

Refer to Note 14 - Segment Reporting for a description of how divisional income is determined.

Patient Support Systems divisional income decreased 2.0% for the quarter ended December 31, 2019 compared to the quarter ended December 31, 2018 primarily due to an increase in investments to support growth initiatives, partially offset by revenue growth in the United States from the acquisition of Voalte, new products and care communications.

Front Line Care divisional income increased 18.7% for the quarter ended December 31, 2019 compared to the quarter ended December 31, 2018 due to overall revenue growth and improved product mix resulting in higher gross profits.

Surgical Solutions divisional income increased 14.3% for the quarter ended December 31, 2019 compared to the quarter ended December 31, 2018 as a result of higher gross margins and reductions in operating costs, partially offset by declines from the disposition of the surgical consumable products business in August 2019.

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

	Quarter Ended December 31, 2019				Quarter Ended December 31, 2018
	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS
GAAP Basis	11.5%	$42.6	$2.8	$0.59	10.4%	$49.6	$7.4	$0.62
Adjustments:
Acquisition and integration costs and related fair value adjustments [1]	(1.0)%	(6.6)	0.3	(0.10)	—%	0.2	0.1	—
Acquisition-related intangible asset amortization [2]	4.0%	26.7	6.4	0.30	3.8%	25.7	5.9	0.29
Regulatory compliance costs [3]	0.6%	3.9	0.6	0.05	0.3%	2.8	0.7	0.03
Special charges [4]	1.1%	7.8	1.2	0.10	1.2%	8.0	1.9	0.09
Tax law and method changes [5]	—%	—	—	—	—%	—	1.0	(0.01)
Debt financing costs [6]	—%	16.1	3.7	0.18	—%	—	—	—
Loss on disposition of business [7]	—%	0.5	0.1	0.01	—%	—	—	—
Adjusted Basis	16.2%	$91.0	$15.1	$1.13	15.7%	$86.3	$17.0	$1.02
[1] Acquisition and integration costs and related fair value adjustments include legal and professional fees, temporary labor, consulting and other costs related to the closing and integration of acquired businesses, including purchase accounting adjustments for deferred revenue and other items, and contingent consideration. For the quarter ended December 31, 2019, a net benefit from fair value adjustments of $7.5 million represents purchase accounting adjustments for deferred revenue and contingent consideration associated with our business combinations in Note 4 - Business Combinations.

[2] Acquisition-related intangible asset amortization relates to the amortization of intangible assets associated with our business combinations.
[3] Regulatory compliance costs relate to updating existing product registrations to comply with the European Medical Device Regulations. These costs are included in Selling and administrative expenses.
[4] Special charges represent a variety of costs associated with restructuring actions, including severance and related benefits, lease termination fees, asset write-downs and temporary labor on shutdown of operations. It also includes costs related to a global information technology transformation, including rationalizing and transforming our enterprise resource planning software solutions and other complementary information technology systems.

[5] Tax law and method changes relate to tax expenses and related unrecognized tax benefits due to the Tax Cuts and Jobs Act enacted in the United States in December 2017. See Note 11 - Income Taxes within the 2019 Form 10-K for the fiscal year ended September 30, 2019 for further information

[6] Debt refinancing costs are expenses related to the costs incurred between the issuance and redemption of our senior unsecured notes due 2027 and 2023, respectively. In the quarter ended December 31, 2019, debt refinancing costs include a loss on extinguishment of debt of $15.6 million related to the redemption of all of our previously outstanding senior unsecured 5.75% notes due September 2023 as discussed within Note 5 - Financing Agreements, as well as $0.5 million of duplicative interest costs.

[7] Loss on disposition of business relates to losses recorded in Investment income and other, net resulting from business dispositions.

Liquidity and Capital Resources

	Quarter Ended December 31
	2019	2018
Cash Flows Provided By (Used In):
Operating activities	$77.0	$116.0
Investing activities	(23.8)	(58.5)
Financing activities	(487.3)	(54.6)
Effect of exchange rate changes on cash	4.7	(1.7)
(Decrease) Increase in Cash and cash equivalents	$(429.4)	$1.2

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

Operating Activities

Cash provided by operating activities decreased $39.0 million for the quarter ended December 31, 2019 compared to the quarter ended December 31, 2018. The primary drivers include an increase in incentive compensation payments, as well as timing of payments related to funding an additional payroll period and other receivables.

Investing Activities

Cash used in investing activities was $23.8 million for the quarter ended December 31, 2019, primarily driven by capital expenditures of $24.3 million, offset by proceeds on the disposal of property, plant and equipment and equipment leased to others of $0.5 million.

Cash used in investing activities decreased $34.7 million for the quarter ended December 31, 2019 compared to the quarter ended December 31, 2018 primarily due to our acquisitions of the right to use patented technology and certain related assets of $17.1 million, and non-marketable securities of $26.6 million during the quarter ended December 31, 2018 as discussed within Note 3 - Supplementary Financial Statement Information and Note 4 - Business Combinations, respectively.

Financing Activities

Cash used in financing activities increased $432.7 million for the quarter ended December 31, 2019 compared to the quarter ended December 31, 2018 primarily due to the redemption of our previously outstanding senior unsecured 5.75% notes due September 2023 of $425.0 million and the related prepayment premium of $12.2 million as described within Note 5 - Financing Agreements, as well as the purchase of $15.1 million of Treasury Stock in connection with employee payroll tax withholding for restricted stock distributions. Cash used in financing activities was partially offset by borrowings against our Note Securitization Facility and 2024 Revolving Credit Facility as described within Note 5 - Financing Agreements.

Treasury stock repurchases may be made on the open market or via private transactions, and are used to manage our capital structure, offset the dilutive impact of stock-based compensation and return cash to shareholders.

Other Liquidity Matters

Our cash balances and cash flows generated from operations may be used to fund strategic investments, business acquisitions, working capital needs, capital expenditures, investments in technology and marketing, share repurchases and payments of dividends to our shareholders. We believe that our cash balances and cash flows generated from operations, along with amounts available under our financing agreements, will be sufficient to fund operations, working capital needs, capital expenditure requirements, and financing obligations for at least the next 12 months from the date of this filing. However, disruption and volatility in the credit markets could impede our access to capital. Our 2024 Revolving Credit Facility is with a syndicate of banks, which we believe reduces our exposure to any one institution and would still leave us with significant borrowing capacity in the event that any one of the institutions within the group is unable to comply with the terms of our agreement. See Note 5 - Financing Agreements for information on our financing agreements.

Over the long term, we intend to continue to pursue inorganic growth in certain areas of our business, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. See Note 4 - Business Combinations for information on our acquisitions and dispositions completed during fiscal 2019 and 2018.

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

As of December 31, 2019, approximately 75.1% of our cash and cash equivalents were held by our foreign subsidiaries. As of December 31, 2019, our practice and intention was to reinvest the earnings in our non-U.S. subsidiaries outside of the United States.

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

Contractual Obligations and Contingent Liabilities and Commitments

There have not been any significant changes since September 30, 2019 impacting our contractual obligations and contingent liabilities and commitments.

Critical Accounting Policies

Our accounting policies require management to make significant estimates and assumptions using information available at the time the estimates are made. Such estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenue, and expenses. If future experience differs significantly from these estimates and assumptions, our results of operations and financial condition could be affected. A detailed description of our accounting policies is included in Note 1 - Summary of Significant Accounting Policies and the Critical Accounting Policies Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Form 10-K. There have been no significant changes to such policies since September 30, 2019.

For a further summary of certain accounting policies and estimates and recently issued accounting pronouncements applicable to us, see Note 1 - Summary of Significant Accounting Policies.

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

We are subject to variability in foreign currency exchange rates in our international operations. Exposure to this variability is periodically managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. From time-to-time, we enter into currency exchange agreements to manage exposures arising from fluctuating exchange rates related to specific and forecasted transactions. We operate this program pursuant to documented corporate risk management policies and do not enter into derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currencies. The maximum length of time over which we hedge transaction exposures is generally 15 months. Derivative gains and losses, initially reported as a component of Accumulated other comprehensive income (loss), are reclassified to earnings in the period when the transaction affects earnings.

Refer to Note 6 - Derivative Instruments and Hedging Activity for discussions and quantitative disclosures about our derivative agreements.

For additional information on market risks related to our pension plan assets, see Item 7A - Quantitative and Qualitative Disclosures About Market Risk, in our 2019 Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

Our management, with the supervision and participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Beginning October 1, 2019, we adopted ASC 842, which resulted in the recognition of right-of-use assets and lease liabilities in the Condensed Consolidated Balance Sheet. We performed implementation controls, including reviews of lease contracts, to adopt the new standard, and implemented certain changes in our ongoing lease processes and control activities, which included enhancements to lease review and valuation processes, and gathering of information for disclosures.

With the exception of the above, there have been no changes to our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred in our most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Refer to Note 15 - Commitments and Contingencies for further information on our legal proceedings.

Item 1A.	RISK FACTORS

There have been no material changes to our risk factors as disclosed in Item 1A - Risk Factors in our 2019 Form 10-K for the year ended September 30, 2019.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (2)
October 1, 2019 - October 31, 2019	867	$101.60	—	$217.5
November 1, 2019 - November 30, 2019	142,160	$104.08	—	$217.5
December 1, 2019 - December 31, 2019	2,157	$101.92	—	$217.5
Total	145,184		—

(1)	Shares purchased in the quarter ended December 31, 2019 were in connection with employee payroll tax withholding for restricted stock distributions.

(2)
In September 2019, the Board approved an additional $170.0 million for share repurchases. The below table reflects the date of Board approval, the authorized dollar value of the shares to be repurchased under each approval and the availability to repurchase as of December 31, 2019. There were no shares repurchased in the open market in the quarter ended December 31, 2019 under these plans. There is no expiration date or plans to terminate this program in the future.

Board Approval Date	Authorized Dollar Value	Dollar Value of Shares Purchased Prior to Fiscal 2020	Dollar Value of Shares Purchased in Fiscal 2020	Availability to Purchase as of December 31, 2019
November 2017	$150.0	$102.5	$—	$47.5
September 2019	170.0	—	—	170.0
Totals	$320.0	$102.5	$—	$217.5

Item 6.	EXHIBITS

A.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Extension Labels Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILL-ROM HOLDINGS, INC.
(Registrant)

Date: January 29, 2020	By:	/s/ Barbara W. Bodem
	Name: Title:	Barbara W. Bodem Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)