Form 10-Q
period 2020-03-31
Hill-Rom Holdings, Inc.
filed 2020-05-01
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
OR
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
Common Stock, without par value – 66,555,501 shares as of April 29, 2020.

HILL-ROM HOLDINGS, INC.

Forward-Looking Statements and Factors That May Affect Future Results

Certain statements in this Quarterly Report on Form 10-Q contain forward-looking statements within the meanings of the Private Securities Litigation Reform Act of 1995, as amended, regarding our future plans, objectives, beliefs, expectations, representations and projections.

Forward-looking statements are not guarantees of future performance, and our actual results could differ materially from those set forth in any forward-looking statements. For a more in-depth discussion of factors that could cause actual results to differ from forward-looking statements, see the discussions under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (“2019 Form 10-K”) and subsequent filings with the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Our actual results also could be materially adversely impacted by the length and severity of the recent coronavirus pandemic (“COVID-19,” “the pandemic,” or “the virus”) and related impacts on our business, results of operations, financial condition and prospects. We assume no obligation to update or revise any forward-looking statements unless required by law.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31		Six Months Ended March 31
	2020	2019	2020	2019
Net Revenue
Product sales and service	$647.0	$636.5	$1,261.3	$1,248.1
Rental revenue	76.2	77.7	146.9	149.6
Total net revenue	723.2	714.2	1,408.2	1,397.7

Cost of Net Revenue
Cost of goods sold	317.2	322.7	623.5	639.0
Rental expenses	38.5	38.9	75.5	76.1
Total cost of net revenue (excludes acquisition-related intangible asset amortization)	355.7	361.6	699.0	715.1

Research and development expenses	34.4	36.6	65.9	69.8
Selling and administrative expenses	209.9	203.9	406.7	396.2
Acquisition-related intangible asset amortization	27.1	27.3	53.8	53.0
Special charges	8.8	3.5	16.6	11.5
Operating Profit	87.3	81.3	166.2	152.1

Interest expense	(19.1)	(21.8)	(38.5)	(43.1)
Loss on extinguishment of debt	—	—	(15.6)	—
Investment income (expense) and other, net	(11.4)	1.2	(12.7)	1.3

Income Before Income Taxes	56.8	60.7	99.4	110.3

Income tax expense	9.9	11.2	12.7	18.6

Net Income	$46.9	$49.5	$86.7	$91.7

Net Income per Basic Common Share	$0.70	$0.74	$1.30	$1.37

Net Income per Diluted Common Share	$0.70	$0.74	$1.29	$1.36

Average Basic Common Shares Outstanding (in thousands)	66,685	66,696	66,731	66,866

Average Diluted Common Shares Outstanding (in thousands)	67,218	67,344	67,309	67,525
See Notes to Condensed Consolidated Financial Statements (Unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended March 31		Six Months Ended March 31
	2020	2019	2020	2019
Net Income	$46.9	$49.5	$86.7	$91.7

Other Comprehensive Income (Loss), net of tax:

Derivative instruments designated as hedges	(23.1)	(1.9)	(25.7)	(5.6)
Foreign currency translation adjustment	(31.6)	(3.6)	(8.5)	(17.2)
Change in pension and postretirement defined benefit plans	(7.6)	0.5	(6.9)	0.9
Total Other Comprehensive Income (Loss), net of tax	(62.3)	(5.0)	(41.1)	(21.9)

Total Comprehensive Income (Loss)	$(15.4)	$44.5	$45.6	$69.8
See Notes to Condensed Consolidated Financial Statements (Unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In millions)

	March 31, 2020	September 30, 2019
ASSETS
Current Assets
Cash and cash equivalents	$290.5	$214.1
Restricted cash	—	419.7
Trade accounts receivable, net of allowances of $20.8 and $20.6 as of March 31, 2020 and September 30, 2019	655.4	653.3
Inventories, net of reserves	265.5	269.6
Other current assets	130.3	106.7
Total current assets	1,341.7	1,663.4
Property, plant and equipment	841.2	829.6
Less accumulated depreciation	(546.8)	(532.8)
Property, plant and equipment, net	294.4	296.8
Goodwill	1,805.7	1,800.9
Other intangible assets and software, net	1,006.5	1,033.5
Deferred income taxes	32.6	33.1
Other assets	166.2	91.3
Total Assets	$4,647.1	$4,919.0
LIABILITIES
Current Liabilities
Trade accounts payable	$224.7	$197.6
Short-term borrowings	245.6	660.4
Accrued compensation	98.5	130.4
Accrued product warranties	29.0	29.7
Accrued rebates	47.5	47.7
Deferred revenue	105.7	107.3
Other current liabilities	134.4	95.2
Total current liabilities	885.4	1,268.3

Long-term debt	1,864.4	1,783.1
Accrued pension and postretirement benefits	100.8	80.8
Deferred income taxes	123.7	143.0
Other long-term liabilities	123.9	70.5
Total Liabilities	3,098.2	3,345.7
Commitments and Contingencies
SHAREHOLDERS' EQUITY
Capital Stock:
Preferred stock - without par value: Authorized - 1,000,000; none issued or outstanding
Common stock - without par value: Authorized - 199,000,000	4.4	4.4
Issued: 88,457,634 shares as of March 31, 2020 and September 30, 2019; Outstanding: 66,527,730 as of March 31, 2020 and 66,625,011 as of September 30, 2019
Additional paid-in capital	644.4	637.4
Retained earnings	2,025.2	1,967.4
Accumulated other comprehensive loss	(223.6)	(182.5)
Treasury stock, common shares at cost: 21,929,904 as of March 31, 2020 and 21,832,623 as of September 30, 2019	(901.5)	(853.4)
Total Shareholders’ Equity	1,548.9	1,573.3
Total Liabilities and Shareholders' Equity	$4,647.1	$4,919.0
See Notes to Condensed Consolidated Financial Statements (Unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended March 31
	2020	2019
Operating Activities
Net income	$86.7	$91.7
Adjustments to reconcile net income to net cash, cash equivalents and restricted cash provided by operating activities:
Depreciation and amortization of property, plant, equipment and software	34.1	36.4
Acquisition-related intangible asset amortization	53.8	53.0
Amortization of debt discounts and issuance costs	2.1	3.2
Loss on extinguishment of debt	15.6	—
Benefit for deferred income taxes	(8.4)	(8.2)
Loss (Gain) on disposal of property, equipment, intangible assets, and impairments	1.2	(0.2)
Stock compensation	19.0	16.9
Other operating activities	12.4	(4.1)
Change in working capital excluding cash, current debt, acquisitions and dispositions:
Trade accounts receivable	12.2	24.0
Inventories	(1.7)	(1.5)
Other current assets	(23.6)	3.7
Trade accounts payable	6.3	(6.6)
Accrued expenses and other liabilities	(55.2)	(54.3)
Other assets and liabilities	2.2	4.2
Net cash, cash equivalents and restricted cash provided by operating activities	156.7	158.2
Investing Activities
Purchases of property, plant, equipment and software	(46.1)	(31.4)
Proceeds on sale of property and equipment	1.4	3.1
Payment for acquisition of business, net of cash acquired	(13.1)	—
Payment for acquisition of intangible assets	—	(17.1)
Payments for acquisition of investments	—	(26.6)
Other investing activities	(0.1)	0.2
Net cash, cash equivalents and restricted cash used in investing activities	(57.9)	(71.8)
Financing Activities
Payment of long-term debt	(25.1)	(0.1)
Borrowings on Revolving Credit Facility	190.0	110.0
Payments on Revolving Credit Facility	(85.0)	(105.0)
Borrowings on Securitization Facility	13.2	4.9
Payments on Securitization Facility	(17.7)	(4.9)
Borrowings on Note Securitization Facility	32.6	37.5
Payments on Note Securitization Facility	(21.2)	(28.4)
Prepayment premium on extinguishment of 5.75% Notes	(12.2)	—
Redemption of 5.75% Notes	(425.0)	—
Cash dividends	(28.7)	(27.4)
Proceeds on exercise of stock options	5.7	8.6
Stock repurchases for stock award withholding obligations	(15.8)	(4.0)
Stock repurchases in the open market	(54.1)	(75.0)
Other financing activities	3.9	3.7
Net cash, cash equivalents and restricted cash used in financing activities	(439.4)	(80.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2.7)	(2.3)
Net Cash Flows	(343.3)	4.0
Cash, Cash Equivalents and Restricted Cash:
At beginning of period	633.8	183.0
At end of period	$290.5	$187.0
See Notes to Condensed Consolidated Financial Statements (Unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(In millions, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares Issued	Amount

Balance as of December 31, 2019	88,457,634	$4.4	$632.7	$1,993.1	$(161.3)	$(849.9)	$1,619.0
Net income	—	—	—	46.9	—	—	46.9
Other comprehensive income (loss), net of tax of $9.4	—	—	—	—	(62.3)	—	(62.3)
Dividends ($0.22 per common share)	—	—	0.2	(14.8)	—	—	(14.6)
Stock repurchases for stock award withholding obligations	—	—	—	—	—	(0.7)	(0.7)
Stock repurchases in open market	—	—	—	—	—	(54.1)	(54.1)
Stock compensation on equity-classified awards	—	—	10.2	—	—	—	10.2
Stock option exercises	—	—	0.6	—	—	1.4	2.0
Vesting of stock awards	—	—	(0.7)	—	—	0.8	0.1
Shares issued under employee stock purchase plan	—	—	1.4	—	—	1.0	2.4
Balance as of March 31, 2020	88,457,634	$4.4	$644.4	$2,025.2	$(223.6)	$(901.5)	$1,548.9

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares Issued	Amount

Balance as of September 30, 2019	88,457,634	$4.4	$637.4	$1,967.4	$(182.5)	$(853.4)	$1,573.3
Net income	—	—	—	86.7	—	—	86.7
Other comprehensive income (loss), net of tax of $9.8	—	—	—	—	(41.1)	—	(41.1)
Dividends ($0.43 per common share)	—	—	0.2	(28.9)	—	—	(28.7)
Stock repurchases for stock award withholding obligations	—	—	—	—	—	(15.8)	(15.8)
Stock repurchases in the open market	—	—	—	—	—	(54.1)	(54.1)
Stock compensation on equity-classified awards	—	—	18.5	—	—	—	18.5
Stock option exercises	—	—	1.7	—	—	4.0	5.7
Vesting of stock awards	—	—	(16.1)	—	—	16.2	0.1
Shares issued under employee stock purchase plan	—	—	2.7	—	—	1.6	4.3
Balance as of March 31, 2020	88,457,634	$4.4	$644.4	$2,025.2	$(223.6)	$(901.5)	$1,548.9

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares Issued	Amount

Balance as of December 31, 2018	88,457,634	$4.4	$606.9	$1,899.9	$(135.3)	$(824.4)	$1,551.5
Net Income	—	—	—	49.5	—	—	49.5
Other comprehensive income (loss), net of tax of $1.4	—	—	—	—	(5.0)	—	(5.0)
Dividends ($0.21 per common share)	—	—	0.1	(14.2)	—	—	(14.1)
Stock repurchases for stock award withholding obligations	—	—	—	—	—	(0.5)	(0.5)
Stock compensation on equity-classified awards	—	—	11.1	—	—	—	11.1
Stock option exercises	—	—	1.0	—	—	3.0	4.0
Vesting of stock awards	—	—	(0.7)	—	—	0.7	—
Shares issued under employee stock purchase plan	—	—	1.5	—	—	0.8	2.3
Balance as of March 31, 2019	88,457,634	$4.4	$619.9	$1,935.2	$(140.3)	$(820.4)	$1,598.8

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares Issued	Amount

Balance as of September 30, 2018	88,457,634	$4.4	$602.9	$1,876.2	$(113.0)	$(754.3)	$1,616.2
Cumulative effect of ASC 606 adoption, net of tax of $4.8 million	—	—	—	(4.9)	—	—	(4.9)
Cumulative effect of ASU 2016-16 adoption, net of tax of $0.2 million	—	—	—	(5.6)		—	(5.6)
Reclassification due to ASU 2018-02 adoption	—	—	—	5.4	(5.4)	—	—
Net income	—	—	—	91.7	—	—	91.7
Other comprehensive income (loss), net of tax of $1.5 million	—	—	—	—	(21.9)	—	(21.9)
Dividends ($0.41 per common share)	—	—	0.2	(27.6)	—	—	(27.4)
Stock repurchases for stock award withholding obligations	—	—	—	—	—	(4.0)	(4.0)
Stock repurchases in the open market	—	—	—	—	—	(75.0)	(75.0)
Stock compensation on equity-classified awards	—	—	16.9	—	—	—	16.9
Stock option exercises	—	—	2.0	—	—	6.6	8.6
Vesting of stock awards	—	—	(4.7)	—	—	4.7	—
Shares issued under employee stock purchase plan	—	—	2.6	—	—	1.6	4.2
Balance as of March 31, 2019	88,457,634	$4.4	$619.9	$1,935.2	$(140.3)	$(820.4)	$1,598.8

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

The Company makes a number of significant estimates, assumptions and judgments in the preparation of its financial statements. Additionally, the Company measures and classifies fair value measurements in accordance with the level hierarchy in conformity with accounting principles generally accepted in the United States (“GAAP”). As of March 31, 2020, the Company's significant accounting policies and estimates and valuation techniques used to measure fair value have not changed from September 30, 2019. See Note 1. Summary of Significant Accounting Policies within the 2019 Form 10-K for the fiscal year ended September 30, 2019 for further information.

Prior Period Reclassification

Beginning in fiscal year 2020, we are presenting Acquisition-related intangible asset amortization as a separate line item on our Condensed Consolidated Statements of Income for all periods presented. Acquisition-related intangible asset amortization was previously included in Selling and administrative expenses. Additionally, we will no longer present Gross Profit as a subtotal on our Statements of Income.

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

Goodwill

As of March 31, 2020, we evaluated goodwill for impairment in response to the impacts of the COVID-19 pandemic on the global economy and the results of this evaluation did not result in any impairments.

For the Surgical Solutions segment, we expect near-term lower demand for operating room infrastructure due to project delays as customers are currently focusing on the demands of the pandemic.

Slower recovery resulting from extended project delays, an increase in discount rates, unfavorable changes in earnings multiples or a decline in future cash flow projections, among other factors, may cause a change in circumstances indicating that the carrying value of our goodwill may not be recoverable. If future financial assumptions significantly differ from those evaluated in the assessment noted above due to duration or magnitude of the impact of COVID-19, we can provide no assurance that a future goodwill impairment charge would not be incurred.

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

See Note 7. Leases for additional information on the impacts of ASC 842.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement to be consistent with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for our first quarter of fiscal 2021 and allows a retrospective or a prospective transition method to all implementation costs incurred after the date of adoption. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption on our Condensed Consolidated Financial Statements.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The purpose of the standard is to provide guidance for the effects of the marketplace transition from LIBOR to a new reference rate as a benchmark rate.  ASU 2020-04 is optional and is effective for a limited period of time from March 12,2020 through December 31, 2022. We are continuing to monitor, assess and plan for the phase out of LIBOR and will evaluating the impact of adoption on our Condensed Consolidated Financial Statements.

Except as noted above, there are no significant changes to our assessment of the impact of recently issued accounting standards included in Note 1. Summary of Significant Accounting Policies of our Consolidated Financial Statements in our 2019 Form 10-K.

Note 2. Revenue from Contracts with Customers

As of March 31, 2020, the Company's significant accounting policies for recognizing revenue have not changed from September 30, 2019. See Note 1. Summary of Significant Accounting Policies and Note 2. Revenue Recognition within our 2019 Form 10-K for the fiscal year ended September 30, 2019 for further information.

Disaggregation of Revenue

The Company disaggregates revenue recognized from contracts with customers by geography and reportable segments consistent with the way in which management operates and views the business. See Note 14. Segment Reporting for the presentation of the Company's revenue disaggregation.

Contract Balances

The nature of our products and services does not give rise to contract assets as we typically do not have instances where a right to payment for goods and services already transferred to a customer exists that is conditional on something other than the passage of time.

The following summarizes contract liability activity for fiscal 2019 and the six months ended March 31, 2020. The contract liability balance represents the transaction price allocated to the remaining performance obligations.

Contract Liabilities
Balance as of October 1, 2018	$47.8
Revenue deferred due to ASC 606 initial adoption	58.4
Deferred revenue acquired	10.7
New revenue deferrals	282.1
Revenue recognized upon satisfaction of performance obligations	(273.2)
Balance as of September 30, 2019	125.8
Deferred revenue acquired	2.7
New revenue deferrals	168.4
Revenue recognized upon satisfaction of performance obligations	(166.2)
Balance as of March 31, 2020	$130.7

These contract liabilities are recorded in Deferred revenue and Other long-term liabilities. We expect to satisfy the majority of the remaining performance obligations and recognize revenue related to installation and service contracts within 12 to 24 months.

Note 3. Supplementary Financial Statement Information

	March 31, 2020	September 30, 2019
Inventories, net of reserves:
Finished products	$114.3	$120.5
Work in process	42.7	42.4
Raw materials	108.5	106.7
Total inventories, net of reserves	$265.5	$269.6

Accumulated amortization of software and other intangible assets	$602.2	$597.0

Investments included in Other assets	$47.7	$51.1

Investments

In the first quarter of fiscal 2019, we acquired $26.6 million of non-marketable equity securities that are valued at cost.

During the six months ended March 31, 2020, we sold an equity investment with a carrying value of $3.1 million and recognized a loss of $0.3 million, which is recorded as a component of Investment income (expense) and other, net. Additionally, we recognized an impairment loss of $1.7 million on a cost method investment. The loss was recorded as a component of Investment income (expense) and other, net.

Supplemental Cash Flow Information

	Six Months Ended March 31
	2020	2019
Non-cash investing activities:
Change in capital expenditures not paid	$4.0	$0.3
Sale of equity method investment	2.8	—
Total non-cash investing activities:	$6.8	$0.3

Non-cash financing activities:
Distribution of shares issued under stock-based compensation plans	$27.1	$9.9

Note 4. Business Combinations

Acquisitions

Excel Medical Electronics

On January 10, 2020, we acquired all of the outstanding equity interest of Excel Medical Electronics (“Excel Medical”), a clinical communications software company located in the United States, for total aggregate consideration of $19.2 million, comprised of $13.1 million cash and $6.1 million of contingent consideration measured at fair value as of the acquisition date. The purchase price is subject to certain post-closing adjustments. Contingent consideration is comprised of $1.6 million, which was withheld at the close of the transaction and is payable upon completion of contract stipulation, and estimated consideration measured at a fair value of $4.5 million, which is payable of up to $15.0 million based upon the achievement of certain commercial milestones over the next two years.

The results of Excel Medical are included in the Patient Support Systems segment since the date of acquisition. The impact to reported revenue and net income for the three and six months ended March 31, 2020 was not significant.

The following table summarizes the preliminary estimate of the fair value of assets acquired and liabilities assumed at the date of the Excel Medical acquisition. The fair value of assets acquired and liabilities assumed are still considered to be preliminary, however we do not expect further adjustments to be significant.

Amount
Trade accounts receivable	$0.6
Inventories	0.9
Other current assets	0.1
Property, plant and equipment	0.1
Goodwill	9.8
Developed technology	10.9
Deferred revenue	(2.7)
Other current liabilities	(0.5)
Total purchase price, net of cash acquired	$19.2

Goodwill in connection with the Excel Medical acquisition of $9.8 million was recognized at the acquisition date related to the excess of the purchase price over the estimated fair value of the assets acquired and the liabilities assumed, reflecting the value associated with enhancing synergies, accelerating our leadership in care communications platform and advancing our digital and mobile communications platform and capabilities. The goodwill was allocated entirely to our Patient Support Systems segment and is deductible for tax purposes in the United States.

The estimated useful life of the acquired intangible assets is 5 years for developed technology.

For the three and six months ended March 31, 2020, we recognized $0.7 million and $0.8 million of acquisition and integration costs in Selling and administrative expenses.

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

Amount
Trade accounts receivable	$0.3
Inventories	6.3
Other current assets	0.1
Property, plant and equipment	2.1
Goodwill	60.2
Trade name	4.0
Customer relationships	0.4
Developed technology	56.0
Other assets	0.2
Trade accounts payable	(0.5)
Other current liabilities	(1.6)
Deferred income taxes	0.9
Other long-term liabilities	(0.8)
Total purchase price, net of cash acquired	$127.6

Goodwill in connection with the Breathe acquisition of $60.2 million was recognized at the acquisition date related to the excess of the purchase price over the estimated fair value of the assets acquired and the liabilities assumed, reflecting the value associated with enhancing synergies and accelerating our leadership in respiratory health products. The goodwill was allocated entirely to our Front Line Care segment, which is not deductible for tax purposes in the United States.

The estimated useful lives of the acquired intangible assets are 2 years for trade name, 8 years for customer relationships and 11 years for developed technology.

For the three and six months ended March 31, 2020, we recognized $0.6 million and $1.5 million of acquisition and integration costs in Selling and administrative expenses and $0.5 million and $2.2 million in Special charges related to this acquisition.

Voalte, Inc.

On April 1, 2019, we acquired all of the outstanding equity interests of Voalte, Inc. (“Voalte”), a clinical communications software company located in the United States, for total aggregate consideration of $181.0 million, comprised of $175.8 million cash and $5.2 million of contingent consideration measured at fair value as of the acquisition date. Contingent consideration was payable up to $15.0 million based upon achievement of certain commercial milestones by March 31, 2020. No milestones were met and therefore no contingent consideration was paid.

The results of Voalte are included in the Patient Support Systems segment since the date of acquisition.

The following table summarizes the fair value of assets acquired and liabilities assumed at the date of the Voalte acquisition. The results are considered final.

Amount
Trade accounts receivable	$5.8
Inventories	0.1
Other current assets	2.7
Property, plant and equipment	0.2
Goodwill	98.5
Non-competition agreements	2.7
Trade name	13.5
Customer relationships	29.0
Developed technology	55.0
Trade accounts payable	(1.7)
Deferred revenue	(10.7)
Other current liabilities	(4.3)
Deferred income taxes	(9.8)
Total purchase price, net of cash acquired	$181.0

Goodwill in connection with the Voalte acquisition of $98.5 million was recognized at the acquisition date related to the excess of the purchase price over the estimated fair value of the assets acquired and the liabilities assumed, reflecting the value associated with enhancing synergies, accelerating our leadership in care communications platform and advancing our digital and mobile communications platform and capabilities. The goodwill was allocated entirely to our Patient Support Systems segment, which is not deductible for tax purposes in the United States.

The estimated useful lives of the acquired intangible assets are 5 years for non-competition agreements and between 8 and 10 years for trade name, customer relationships and developed technology.

In the first quarter of fiscal 2020, we reduced the contingent consideration accrual by $8.4 million as the commercial milestones were not expected to be achieved. This was recorded as a component of Selling and administrative expenses. There were no further adjustments to the contingent consideration accrual in the second quarter of fiscal 2020.

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

Note 5. Financing Agreements

Short-Term Borrowings

Securitization Facilities

The Company has a 364-day accounts receivable securitization program (the “Securitization Facility”) for borrowings up to $110.0 million and a 364-day facility for borrowings up to $90.0 million (the “Note Securitization Facility”) with certain financial institutions. Under the terms of each the Securitization Facility and Note Securitization Facility, certain of our accounts receivable secure the amounts borrowed and cannot be used to pay our other debts or liabilities. The amount of permissible borrowings outstanding is determined based on the amount of qualifying accounts receivable at any point in time. Borrowings outstanding under the Securitization Facility and Note Securitization Facility bear interest at LIBOR plus the applicable margin of 0.8% and 1.0% and are included as a component of Short-term borrowings, while the accounts receivable securing these obligations remain as a component of Trade accounts receivable, net of allowances.

As of March 31, 2020 these facilities had an expiration date of May 1, 2020, but were renewed on April 27, 2020 through April 26, 2021. The terms and conditions of the renewed facilities are substantially similar to the expired facilities. Borrowings outstanding under the renewed Securitization Facility and renewed Note Securitization Facility bear interest at LIBOR plus the applicable margin of 0.8% and 0.9%.

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

As of March 31, 2020, there were $185.0 million outstanding borrowings on the 2024 Revolving Credit Facility, and available borrowing capacity was $1,007.8 million after giving effect to the $7.2 million of outstanding standby letters of credit. As of September 30, 2019, there were $80.0 million outstanding borrowings on the 2024 Revolving Credit Facility, and available borrowing capacity was $1,112.8 million after giving effect to $7.2 million of outstanding standby letters of credit.

See Note 6. Financing Agreements within the 2019 Form 10-K for the fiscal year ended September 30, 2019 for further information.

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

The estimated fair values of our long-term debt instruments are described in the table below:

	March 31, 2020	September 30, 2019
Senior unsecured 5.00% notes due on February 14, 2025	$303.1	$312.4
Senior unsecured 4.375% notes due on September 15, 2027	419.1	435.4
Unsecured debentures	44.8	48.1
Total	$767.0	$795.9

The estimated fair values of our long-term unsecured debentures were based on observable inputs such as quoted prices in markets that are not active. The estimated fair values of the Senior Notes were based on quoted prices for similar liabilities. These fair value measurements were classified as Level 2.

Debt Covenants

As of March 31, 2020, we were in compliance with all debt covenants under our financing agreements.

Note 6. Derivative Instruments and Hedging Activity

We are exposed to various market risks, including fluctuations in interest rates and variability in foreign currency exchange rates. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks. We employ cash flow hedges, net investment hedges, and other derivative instruments not designated for hedge accounting to manage these risks.

Cash Flow Hedges

To manage our exposure to market risk from fluctuations in interest rates, we enter into interest rate swaps that are designated as cash flow hedges. As of March 31, 2020, we had interest rate swap agreements with an aggregate notional amount of $750.0 million to hedge the variability of cash flows through August 2024 associated with a portion of the variable interest rate payments on outstanding borrowings under our Senior Credit Agreement. As of March 31, 2020, these swaps were in a net liability position with an aggregate fair value of $45.2 million and were classified as Other current liabilities. As of September 30, 2019, we had interest rate swap agreements, with an aggregate notional amount of $750.0 million to hedge the variability of cash flows associated with a portion of the variable interest rate payments on outstanding borrowings under our Senior Credit Agreement through September 2021. As of September 30, 2019, these swaps were in a net liability position with an aggregate fair value of $6.8 million, of which $0.9 million were classified as Other assets and $7.7 million were classified as Other current liabilities. We classify fair value measurements on our interest rate swaps as Level 2.

We are subject to variability in foreign currency exchange rates due to our international operations. We enter into currency exchange agreements that are designated as cash flow hedges to manage our exposure arising from fluctuating exchange rates related to specific and projected transactions. We operate this program pursuant to documented corporate risk management policies and do not enter into derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currencies. Our currency risk consists primarily of foreign currency denominated firm commitments and projected foreign currency denominated intercompany and third-party transactions. As of March 31, 2020, there were no foreign exchange contracts outstanding. As of September 30, 2019, the notional amount of outstanding foreign exchange contracts was $6.7 million and they were in a net asset position reported in Other current assets with an aggregate fair value of $0.2 million. The maximum length of time over which we hedge transaction exposures is generally 15 months. Derivative gains and losses, initially reported as a component of Accumulated other comprehensive income (loss), are reclassified to earnings in the period when the transaction affects earnings.

Net Investment Hedges

As of March 31, 2020, we had cross-currency swap agreements, with an aggregate notional amount of $198.3 million, to hedge the variability of net assets due to changes in the U.S. dollar-Euro spot exchange rates through July 2023. These cross-currency swaps are designated as net investment hedges of subsidiaries using the Euro as their functional currency. As of March 31, 2020 and September 30, 2019, these swaps were in a net asset position with aggregate fair values of $22.3 million and $16.9 million, respectively, and were classified as Other assets.

We classify fair value measurements on our cross-currency swaps as Level 2. We assess hedge effectiveness under the spot-to-spot method and record changes in fair value attributable to the translation of foreign currencies through Accumulated other comprehensive income (loss). We amortize the impact of all other changes in fair value of the derivatives through Interest expense, which was income of $1.3 million and $2.6 million for the three and six months ended March 31, 2020 compared to income of $1.2 million and expense of $0.1 million for the three and six months ended March 31, 2019.

Undesignated Derivative Instruments

We use forward contracts to mitigate the foreign exchange revaluation risk associated with recorded monetary assets and liabilities that are denominated in a non-functional currency. These derivative instruments are not formally designated as hedges and the terms of these instruments generally do not exceed one month. As of March 31, 2020, we had forward contracts not designated as hedges with aggregate notional amounts of $76.0 million. As of September 30, 2019, we had forward contracts not designated as hedges with aggregate notional amounts of $76.7 million. For the three months ended March 31, 2020, we recognized unrealized gains of $0.1 million and realized gains of $0.6 million. For the six months ended March 31, 2020, we recognized unrealized gains of $0.1 million and realized gains of $1.1 million. We recognized unrealized losses of $0.5 million and realized losses of $0.3 million for both the three and six months ended March 31, 2019. The unrealized and realized gains and losses for forward contracts not designated as hedges are recorded in Investment income (expense) and other, net.

Note 7. Leases

Hillrom as the Lessee

We determine if an arrangement is a lease or contains a lease at contract inception. We lease real estate, automobiles and equipment under various operating leases. A lease liability and ROU asset is recognized for operating leases with terms greater than one year at the lease commencement date. The lease liability is measured as the present value of all remaining fixed payments calculated using our estimated secured incremental borrowing rate. The ROU asset is measured as the sum of the lease liability and any initial indirect costs incurred, less any lease incentives received. We use our estimated secured incremental borrowing rate as most lease agreements do not specify an interest rate. Our lease agreements include leases that have both lease and non-lease components. We have elected to account for lease components and the associated non-lease components as a single lease component.

Our leases have remaining lease terms of approximately 1 year to 8.6 years. Many of our real estate and equipment leases include options to renew. Renewal periods are generally not included when calculating the remaining lease term unless we are reasonably certain to exercise a renewal option based on beneficial terms or significance of the leased asset to our operations.

Expense for operating leases and leases with a term of one year or less is recognized on a straight-line basis over the lease term. Lease expense for the three months ended March 31, 2020 was $9.8 million, of which $7.0 million related to operating leases and $2.8 million related to short-term leases and variable lease payments. For the six months ended March 31, 2020, lease expense was $19.4 million, of which $13.8 million related to operating leases and $5.6 million related to short-term leases and variable lease payments. Lease expense is recorded in Cost of goods sold or Selling and administrative expenses based on the purpose of the leased asset.

The following table summarizes the balance sheet classification of our operating leases and amounts of the ROU asset and lease liability as of March 31, 2020:

	Balance Sheet Classification	March 31, 2020
Right-of-use assets	Other assets	$72.6
Current lease liabilities	Other current liabilities	22.0
Non-current lease liabilities	Other long-term liabilities	55.2

Supplemental information:	March 31, 2020
Weighted-average discount rate	3.3%
Weighted-average remaining lease term in years	4.8

The following table summarizes the maturities of our operating leases as of March 31, 2020:

Fiscal Year	Amount
Remaining 2020	$12.7
2021	22.5
2022	17.2
2023	12.1
2024	7.3
2025	4.8
Thereafter	10.2
Total lease payments	86.8
Less: imputed interest	(9.6)
Total lease liability	$77.2

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

Note 8. Retirement and Postretirement Plans

We sponsor six defined benefit retirement plans. Those plans include a master defined benefit retirement plan in the United States, a nonqualified supplemental executive defined benefit retirement plan, three defined benefit retirement plans covering employees in Germany and France, and a defined benefit retirement plan of Excel Medical that was acquired on January 10, 2020. Benefits for such plans are based primarily on years of service and the employee’s level of compensation in specific periods of employment. We contribute funds to trusts as necessary to provide for current service and for any unfunded projected future benefit obligation over a reasonable period of time. All of our plans have a September 30 measurement date. The following table details the components of net pension expense for our defined benefit retirement plans.

	Three Months Ended March 31		Six Months Ended March 31		Condensed Consolidated Statements of Income Item
	2020	2019	2020	2019
Service cost	$0.4	$0.4	$0.8	$0.7	Cost of goods sold
Service cost	0.8	0.7	1.6	1.5	Selling and administrative expenses
Interest cost	2.4	3.2	4.9	6.3	Investment income (expense) and other, net
Expected return on plan assets	(3.7)	(3.7)	(7.4)	(7.4)	Investment income (expense) and other, net
Amortization of unrecognized prior service cost, net	—	—	0.1	—	Investment income (expense) and other, net
Amortization of net loss	1.6	0.6	3.1	1.2	Investment income (expense) and other, net
Settlement charge	8.5	—	8.5	—	Investment income (expense) and other, net
Net pension expense	$10.0	$1.2	$11.6	$2.3

In addition to defined benefit retirement plans, we also offer two postretirement health care plans in the United States that provide health care benefits to qualified retirees and their dependents. The plans are closed to new participants and include retiree cost sharing provisions and generally extend retiree coverage for medical and prescription benefits beyond the COBRA continuation period to the date of Medicare eligibility. Annual costs related to these plans are not significant.

On March 9, 2020, we transferred pension assets totaling $40.6 million to purchase annuity contracts for a certain population of retirees with a third-party insurance company. As a result, we recognized a non-cash settlement loss of $8.5 million, which is recorded as a component of Investment income (expense) and other, net in the Condensed Consolidated Statements of Income.

We have defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees. The general purpose of these plans is to provide additional financial security in retirement by providing employees with an incentive to regularly save a portion of their earnings. Our contributions to the plans are based on eligibility and, in some cases, employee contributions. Expense under these plans was $10.1 million and $16.3 million for the three and six months ended March 31, 2020, and $8.3 million and $14.5 million for the three and six months ended March 31, 2019.

Note 9. Other Comprehensive Income (Loss)

The following tables represent the changes in Other comprehensive income (loss) and Accumulated other comprehensive income (loss) by component for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance [2]
Derivative instruments designated as hedges [1]:
Foreign exchange forward contracts	$—	$—	$—	$—	$—	$—	$—	$—
Interest rate swaps	(39.7)	(0.4)	(40.1)	9.2	(30.9)	(3.9)	(30.9)	(34.8)
Cross-currency swaps	10.2	—	10.2	(2.4)	7.8	8.5	7.8	16.3
Derivative instruments designated as hedges total	(29.5)	(0.4)	(29.9)	6.8	(23.1)	4.6	(23.1)	(18.5)
Foreign currency translation adjustment	(31.6)	—	(31.6)	—	(31.6)	(122.3)	(31.6)	(153.9)
Change in pension and postretirement defined benefit plans	0.1	(10.3)	(10.2)	2.6	(7.6)	(43.6)	(7.6)	(51.2)
Total	$(61.0)	$(10.7)	$(71.7)	$9.4	$(62.3)	$(161.3)	$(62.3)	$(223.6)

	Three Months Ended March 31, 2019
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Derivative instruments designated as hedges [1]:
Foreign exchange forward contracts	$(0.7)	$(0.1)	$(0.8)	$0.3	$(0.5)	$0.9	$(0.5)	$0.4
Interest rate swaps	(9.1)	(1.7)	(10.8)	2.3	(8.5)	13.8	(8.5)	5.3
Cross-currency swaps	8.1	—	8.1	(1.0)	7.1	(0.8)	7.1	6.3
Derivative instruments designated as hedges total	(1.7)	(1.8)	(3.5)	1.6	(1.9)	13.9	(1.9)	12.0
Foreign currency translation adjustment	(3.6)	—	(3.6)	—	(3.6)	(118.9)	(3.6)	(122.5)
Change in pension and postretirement defined benefit plans	0.1	0.6	0.7	(0.2)	0.5	(30.3)	0.5	(29.8)
Total	$(5.2)	$(1.2)	$(6.4)	$1.4	$(5.0)	$(135.3)	$(5.0)	$(140.3)

The following tables represent the changes in Other comprehensive income (loss) and Accumulated other comprehensive income (loss) by component for the six months ended March 31, 2020 and 2019:

	Six Months Ended March 31, 2020
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance [2]
Derivative instruments designated as hedges [1]:
Foreign exchange forward contracts	$(0.3)	$0.1	$(0.2)	$—	$(0.2)	$0.2	$(0.2)	$—
Interest rate swaps	(38.8)	0.4	(38.4)	8.8	(29.6)	(5.2)	(29.6)	(34.8)
Cross-currency swaps	5.4	—	5.4	(1.3)	4.1	12.2	4.1	16.3
Derivative instruments designated as hedges total	(33.7)	0.5	(33.2)	7.5	(25.7)	7.2	(25.7)	(18.5)
Foreign currency translation adjustment	(8.5)	—	(8.5)	—	(8.5)	(145.4)	(8.5)	(153.9)
Change in pension and postretirement defined benefit plans	(0.1)	(9.1)	(9.2)	2.3	(6.9)	(44.3)	(6.9)	(51.2)
Total	$(42.3)	$(8.6)	$(50.9)	$9.8	$(41.1)	$(182.5)	$(41.1)	$(223.6)

	Six Months Ended March 31, 2019
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Impacts of ASU 2018-02 Adoption as of October 1, 2018	Net activity	Ending balance
Derivative instruments designated as hedges [1]:
Foreign exchange forward contracts	$0.5	$(0.2)	$0.3	$(0.1)	$0.2	$0.2	$—	$0.2	$0.4
Interest rate swaps	(14.2)	(3.8)	(18.0)	4.2	(13.8)	18.3	0.8	(13.8)	5.3
Cross-currency swaps	10.3	—	10.3	(2.3)	8.0	(1.7)	—	8.0	6.3
Derivative instruments designated as hedges total	(3.4)	(4.0)	(7.4)	1.8	(5.6)	16.8	0.8	(5.6)	12.0
Foreign currency translation adjustment	(17.2)	—	(17.2)	—	(17.2)	(105.3)	—	(17.2)	(122.5)
Change in pension and postretirement defined benefit plans	0.1	1.1	1.2	(0.3)	0.9	(24.5)	(6.2)	0.9	(29.8)
Total	$(20.5)	$(2.9)	$(23.4)	$1.5	$(21.9)	$(113.0)	$(5.4)	$(21.9)	$(140.3)

1 See Note 6. Derivative Instruments and Hedging Activity for information regarding our hedging strategies.
2 The estimated net amount of gains and losses reported in Accumulated other comprehensive income (loss) related to our derivative instruments designated as hedges as of March 31, 2020 that are expected to be reclassified into earnings within the next 12 months is expense of $4.8 million.

The following table represents the items reclassified out of Accumulated other comprehensive income (loss) and the related tax effects for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31
	2020			2019
	Amount reclassified	Tax effect	Net of tax	Amount reclassified	Tax effect [4]	Net of tax
Derivative instruments designated as hedges:
Foreign exchange forward contracts [1]	$—	$—	$—	$(0.1)	$(0.1)	$(0.2)
Interest rate swaps [2]	(0.4)	0.1	(0.3)	(1.7)	0.5	(1.2)
Derivative instruments designated as hedges total	(0.4)	0.1	(0.3)	(1.8)	0.4	(1.4)
Change in pension and postretirement defined benefit plans [3]	(10.3)	2.6	(7.7)	0.6	(0.2)	0.4

The following table represents the items reclassified out of Accumulated other comprehensive income (loss) and the related tax effects for the six months ended March 31, 2020 and 2019:

	Six Months Ended March 31
	2020			2019
	Amount reclassified	Tax effect	Net of tax	Amount reclassified	Tax effect [4]	Net of tax
Derivative instruments designated as hedges:
Foreign exchange forward contracts [1]	$0.1	$(0.1)	$—	$(0.2)	$—	$(0.2)
Interest rate swaps [2]	0.4	(0.1)	0.3	(3.8)	1.1	(2.7)
Derivative instruments designated as hedges total	0.5	(0.2)	0.3	(4.0)	1.1	(2.9)
Change in pension and postretirement defined benefit plans [3]	(9.1)	2.3	(6.8)	1.1	(6.5)	(5.4)

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

Note 10. Special Charges

In connection with various organizational changes to improve our business alignment and cost structure, we recognized Special charges of $8.8 million and $16.6 million for the three and six months ended March 31, 2020 compared to $3.5 million and $11.5 million for the three and six months ended March 31, 2019. Although these charges are non-recurring in nature, additional Special charges are expected to be incurred related to restructuring and transformative initiatives in future periods. It is not practicable to estimate the amount of these future expected costs until such time as the evaluations are complete.

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

As part of this program, management launched an initiative related to a global information technology transformation, including rationalizing and transforming our enterprise resource planning software solutions and other complementary information technology systems. For the three months ended March 31, 2020, the Company incurred $9.9 million related to this initiative, of which $5.4 million was capitalized and $4.5 million was expensed in Special charges. For the six months ended March 31, 2020, the Company incurred $19.3 million, of which $10.7 million was capitalized and $8.6 million was expensed in Special charges. The objective of this initiative is to consolidate and streamline our key workstreams that interact with customers and vendors and support our financial reporting processes while maintaining the security of our data. The solutions designed under this initiative will be implemented over the next five to seven years.

We acquired several businesses in fiscal 2019 and 2020 as disclosed within Note 4. Business Combinations for which we continue to incur integration-related costs and severance costs. These costs were recorded to Special charges for the three and six months ended March 31, 2020. We also incurred costs, including severance and benefit costs, associated with other business realignment and integration activities.

For the three and six months ended March 31, 2020, we incurred total business optimization and realignment charges of $8.2 million and $15.5 million, of which $2.1 million and $3.9 million were severance and benefit costs with the remainder related to professional fees and project management costs. These amounts compare to charges of $2.5 million and $6.3 million for the three and six months ended March 31, 2019, of which $1.0 million and $3.8 million were severance and benefit costs with the remainder related to professional fees and project management costs.

Site Consolidation

We continue to streamline our operations and simplify our supply chain by consolidating certain manufacturing and distribution operations (“Site Consolidation”). For the three and six months ended March 31, 2020, we recorded charges of $0.7 million and $1.2 million related to these efforts, primarily comprised of site closure costs and severance and benefit costs. These amounts compare to charges of $1.0 million and $5.1 million related to these efforts for the three and six months ended March 31, 2019, primarily comprised of severance and benefit costs, lease termination and facility closure costs.

For all accrued severance and other benefit charges described above, we record restructuring reserves within Other current liabilities. The reserve activity for severance and other benefits for the six months ended March 31, 2020 was as follows:

Balance as of September 30, 2019	$8.5
Expenses	4.4
Cash Payments	(7.8)
Reversals	(0.3)
Balance as of March 31, 2020	$4.8

Note 11. Income Taxes

The effective tax rate for the three months ended March 31, 2020 was 17.4% compared to 18.5% for the comparable period in the prior year. The effective tax rate for the three months ended March 31, 2020 was favorably impacted primarily by an increased projected benefit for the deduction attributed to foreign derived intangible income (“FDII”).

The effective tax rate for the six months ended March 31, 2020 was 12.8% compared to 16.9% for the comparable period in the prior year. The effective tax rate for the six months ended March 31, 2020 was favorably impacted primarily by an increased projected benefit for the deduction attributed to FDII as well as a small benefit from current year discrete items. The effective tax rate for the six months ended March 31, 2020 was also favorably impacted by the reduction of the contingent consideration accrual of $8.4 million, that is not subject to tax.

On March 25, 2020, the U.S. government approved the Coronavirus Aid, Relief and Economic Security (“CARES”) Act to provide economic stimulus to address the impact of the pandemic. We continue to evaluate what impact, if any, the CARES Act, or any similar legislation in other non-U.S. jurisdictions, may have on our related tax positions and our effective tax rate.

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

Earnings per share are calculated as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2020	2019	2020	2019
Net Income	$46.9	$49.5	$86.7	$91.7

Net Income per Basic Common Share	$0.70	$0.74	$1.30	$1.37

Net Income per Diluted Common Share	$0.70	$0.74	$1.29	$1.36

Average Basic Common Shares Outstanding (in thousands)	66,685	66,696	66,731	66,866
Add potential effect of exercise of stock options and other unvested equity awards	533	648	578	659
Average Diluted Common Shares Outstanding (in thousands)	67,218	67,344	67,309	67,525

Shares with anti-dilutive effect excluded from the computation of diluted EPS	320	307	332	286

Note 13. Warranties and Guarantees

We routinely grant limited warranties on our products with respect to defects in material and workmanship. The terms of these warranties are generally one year, however, certain components and products have substantially longer warranty periods. We recognize a reserve with respect to these obligations at the time of product sale, with subsequent warranty claims recorded directly against the reserve. The amount of the warranty reserve is determined based on historical trend experience for the covered products. For more significant warranty-related matters that might require a broad-based correction, separate reserves are established when such events are identified and the cost of correction can be reasonably estimated.

A rollforward of changes in the Accrued product warranties reserve for the periods covered in this report is as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2020	2019	2020	2019
Balance as of beginning of period	$28.8	$24.9	$29.7	$20.5
Provision for warranties in the period	4.3	4.1	7.8	9.2
Warranty reserves assumed [1]	—	—	—	2.8
Warranty claims in the period	(4.1)	(4.5)	(8.5)	(8.0)
Balance as of end of period	$29.0	$24.5	$29.0	$24.5
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

Note 14. Segment Reporting

We disclose segment information that is consistent with the way in which management operates and views the business. Our operating structure contains the following reportable segments:

•Patient Support Systems – globally provides our med-surg and specialty bed systems and surfaces, safe patient handling equipment and mobility solutions, as well as our care communications platform that delivers software and information technologies to improve care and deliver actionable insight to caregivers and patients.

•Front Line Care – globally provides patient monitoring and diagnostic technologies, including a diversified portfolio of physical assessment tools that help diagnose, treat and manage a wide variety of illnesses and diseases, including a portfolio of vision care and respiratory health devices.

•Surgical Solutions – globally provides products that improve safety and efficiency in the surgical space, including tables, lights, pendants, precision positioning devices and other accessories.

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

Non-allocated operating costs, administrative costs, and other includes functional expenses that support the entire organization such as administration, finance, legal and human resources, expenses associated with strategic developments, acquisition-related intangible asset amortization, and other events that are not indicative of operating trends. We exclude such amounts from divisional income to allow management to evaluate and understand divisional operating trends. The chief operating decision maker does not receive any asset information by reportable segment and, accordingly, we do not report asset information by reportable segment.

Effective for fiscal 2020, the allocation of operating costs to each segment was modified to improve the alignment to how management evaluates the performance of each segment. The fiscal 2019 segment information has been recast to conform to the current presentation. The reclassification did not impact our reported Consolidated Net Revenue or Income Before Income Taxes.

	Three Months Ended March 31		Six Months Ended March 31
	2020	2019	2020	2019
Net Revenue - United States:
Patient Support Systems	$289.3	$267.2	$555.9	$515.3
Front Line Care	179.2	170.2	357.3	336.7
Surgical Solutions	38.0	55.6	75.1	109.5
Total net revenue - United States	$506.5	$493.0	$988.3	$961.5

Net Revenue - Outside of the United States (“OUS”):
Patient Support Systems	$92.8	$92.4	$170.4	$185.3
Front Line Care	79.0	72.9	155.5	139.8
Surgical Solutions	44.9	55.9	94.0	111.1
Total net revenue - OUS	$216.7	$221.2	$419.9	$436.2

Net Revenue:
Patient Support Systems	$382.1	$359.6	$726.3	$700.6
Front Line Care	258.2	243.1	512.8	476.5
Surgical Solutions	82.9	111.5	169.1	220.6
Total net revenue	$723.2	$714.2	$1,408.2	$1,397.7

Divisional Income:
Patient Support Systems	$74.9	$72.2	$133.3	$131.9
Front Line Care	77.7	67.2	151.2	128.9
Surgical Solutions	13.7	15.1	26.5	26.4

Other Operating Costs:
Non-allocated operating costs, administrative costs, and other	70.2	69.7	128.2	123.6
Special charges	8.8	3.5	16.6	11.5
Operating Profit	87.3	81.3	166.2	152.1

Interest expense	(19.1)	(21.8)	(38.5)	(43.1)
Loss on extinguishment of debt	—	—	(15.6)	—
Investment income (expense) and other, net	(11.4)	1.2	(12.7)	1.3
Income Before Income Taxes	$56.8	$60.7	$99.4	$110.3

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

Use of Non-GAAP Financial Measures

The accompanying Condensed Consolidated Financial Statements and related notes are presented in accordance with GAAP. In addition to the results reported in accordance with GAAP, we routinely provide operating margin, income tax expense and earnings per diluted share results on an adjusted basis as we believe these measures contribute to the understanding of our financial performance, provide additional analytical tools to understand our results from core operations and reveal underlying operating trends. These measures exclude strategic developments, acquisition and integration costs and related fair value adjustments, gains and losses associated with disposals of businesses or significant product lines, regulatory costs related to updating existing product registrations to comply with the European Medical Device Regulations, Special charges as described in Note 10. Special Charges, the transitional impacts of the U.S. Tax Cuts and Jobs Act (the “Tax Act”), changes in tax accounting methods, and other tax law changes as described in Note 11. Income Taxes within the 2019 Form 10-K, expenses associated with these tax items, the impacts of significant litigation matters, or other unusual events. We also exclude expenses associated with the amortization of purchased intangible assets. These adjustments are made to allow investors to evaluate and understand operating trends excluding their impact on operating income and earnings per diluted share.

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

Results of Operations

In this section, we provide an overview of our results of operations. We disclose segment information that is consistent with the way in which management operates and views the business. Our operating structure contains the following reportable segments:

•Patient Support Systems – globally provides our med-surg and specialty bed systems and surfaces, safe patient handling equipment and mobility solutions, as well as our care communications platform that delivers software and information technologies to improve care and deliver actionable insight to caregivers and patients.

•Front Line Care – globally provides patient monitoring and diagnostic technologies, including a diversified portfolio of physical assessment tools that help diagnose, treat and manage a wide variety of illnesses and diseases, including a portfolio of vision care and respiratory health devices.

•Surgical Solutions – globally provides products that improve safety and efficiency in the surgical space, including tables, lights, pendants, precision positioning devices and other accessories.

Net Revenue

(In millions)					U.S.	OUS
	Three Months Ended March 31		Change As Reported	Constant Currency	Change As Reported	Change As Reported	Constant Currency
	2020	2019
Net Revenue:
Product sales and service	$647.0	$636.5	1.6%	2.6%	3.4%	(1.9)%	1.1%
Rental revenue	76.2	77.7	(1.9)%	(1.7)%	(1.6)%	(4.9)%	(2.9)%
Total net revenue	$723.2	$714.2	1.3%	2.2%	2.7%	(2.0)%	0.9%

Net Revenue:
Patient Support Systems	$382.1	$359.6	6.3%	7.2%	8.3%	0.4%	4.1%
Front Line Care	258.2	243.1	6.2%	7.0%	5.3%	8.4%	10.8%
Surgical Solutions	82.9	111.5	(25.7)%	(24.6)%	(31.6)%	(19.7)%	(17.4)%
Total net revenue	$723.2	$714.2	1.3%	2.2%	2.7%	(2.0)%	0.9%

OUS - Outside of the United States

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Consolidated Revenue

Product sales and service revenue increased 1.6% on a reported basis, and 2.6% on a constant currency basis, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increases were driven by increased demand, partially attributable to the COVID-19 pandemic, for Patient Support Systems and Front Line Care products. New products and recent acquisitions also contributed to revenue growth. These increases were partially offset by the decline in Surgical Solutions primarily due to the disposition of the surgical consumable products business in August 2019.

Rental revenue decreased 1.9% on a reported basis, and 1.7% on a constant currency basis, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decreases were attributable to the exit of a rental arrangement remaining from the previously divested third-party rental business.

Business Segment Revenue

Patient Support Systems revenue increased 6.3% on a reported basis, and 7.2% on a constant currency basis, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increases were driven primarily by growth in the United States, with growth in new products, accelerated customer orders globally for our beds and surfaces, partially due to the COVID-19 pandemic, and contributions from recent acquisitions. The increases during the three months ended March 31, 2020 were partially offset by project delays for products that require installation or customization, such as our care communications products. Revenue for the three months ended March 31, 2020 does not reflect approximately $1.4 million of revenue that was eliminated in fair value purchase accounting adjustments to deferred revenue related to recent acquisitions.

Front Line Care revenue increased 6.2% on a reported basis, and 7.0% on a constant currency basis, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increases were driven by higher demand globally for patient diagnostic and monitoring products and respiratory health products, including Breathe, which was acquired in September 2019.

Surgical Solutions revenue decreased 25.7% on a reported basis, and 24.6% on a constant currency basis, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to the disposition of the surgical consumable products business in August 2019. The decreases were partially offset by sales growth from integrated operating tables.

Refer to the section titled “The Impacts of COVID-19 on Hillrom” within Management’s Discussion & Analysis of Financial Condition and Results of Operations for further information.

Net Revenue

(In millions)					U.S.	OUS
	Six Months Ended March 31		Change As Reported	Constant Currency	Change As Reported	Change As Reported	Constant Currency
	2020	2019
Net Revenue:
Product sales and service	$1,261.3	$1,248.1	1.1%	1.8%	3.4%	(3.7)%	(1.4)%
Rental revenue	146.9	149.6	(1.8)%	(1.5)%	(1.3)%	(5.5)%	(3.5)%
Total net revenue	$1,408.2	$1,397.7	0.8%	1.4%	2.8%	(3.7)%	(1.5)%

Net Revenue:
Patient Support Systems	$726.3	$700.6	3.7%	4.4%	7.9%	(8.0)%	(5.3)%
Front Line Care	512.8	476.5	7.6%	8.1%	6.1%	11.2%	12.9%
Surgical Solutions	169.1	220.6	(23.3)%	(22.3)%	(31.4)%	(15.4)%	(13.3)%
Total net revenue	$1,408.2	$1,397.7	0.8%	1.4%	2.8%	(3.7)%	(1.5)%

OUS - Outside of the United States

Six Months Ended March 31, 2020 Compared to the Six Months Ended March 31, 2019

Consolidated Revenue

Product sales and service revenue increased 1.1% on a reported basis, and 1.8% on a constant currency basis, for the six months ended March 31, 2020 compared to the six months ended March 31, 2019. The increases were primarily due to Patient Support Systems sales growth in the United States driven by new products and recent acquisitions, as well as Front Line Care growth globally. The increases were partially offset by the decline in Surgical Solutions sales related to the disposition of the surgical consumable products business in August 2019. Increased demand for our products due to the COVID-19 pandemic also contributed to the sales growth for Patient Support Systems and Front Line Care.

Rental revenue decreased 1.8% on a reported basis, and 1.5% on a constant currency basis, for the six months ended March 31, 2020 compared to the six months ended March 31, 2019. The decreases were attributable to the exit of a rental arrangement remaining from the previously divested third-party rental business.

Business Segment Revenue

Patient Support Systems revenue increased 3.7% on a reported basis, and 4.4% on a constant currency basis, for the six months ended March 31, 2020 compared to the six months ended March 31, 2019. The increases were driven primarily by growth in the United States from our care communications platform, which includes recent acquisitions, new product introductions and increased demand for beds and surfaces, partially due to the COVID-19 pandemic. The increases were partially offset by lower sales outside of the United States due to notable declines mainly in the Middle East due to the timing of large projects. Revenue for the six months ended March 31, 2020 does not reflect approximately $2.0 million of revenue that was eliminated in fair value purchase accounting adjustments to deferred revenue related to recent acquisitions.

Front Line Care revenue increased 7.6% on a reported basis, and 8.1% on a constant currency basis, for the six months ended March 31, 2020 compared to the six months ended March 31, 2019. The increases were driven by global sales growth for patient diagnostic and monitoring products and incremental revenue from the acquisition of Breathe.

Surgical Solutions revenue decreased 23.3% on a reported basis, and 22.3% on a constant currency basis, for the six months ended March 31, 2020 compared to the six months ended March 31, 2019 primarily due to the disposition of the surgical consumable products business in August 2019. The decreases were partially offset by sales growth from integrated operating tables.

Refer to the section titled “The Impacts of COVID-19 on Hillrom” within Management’s Discussion & Analysis of Financial Condition and Results of Operations for further information.

Gross Profit

(In millions)	Three Months Ended March 31		Six Months Ended March 31
	2020	2019	2020	2019
Gross Profit [1]
Product sales and service	$329.8	$313.8	$637.8	$609.1
Percent of Related Net Revenue	51.0%	49.3%	50.6%	48.8%

Rental	$37.7	$38.8	$71.4	$73.5
Percent of Related Net Revenue	49.5%	49.9%	48.6%	49.1%

Total Gross Profit	$367.5	$352.6	$709.2	$682.6
Percent of Total Net Revenue	50.8%	49.4%	50.4%	48.8%
1 Gross Profit is calculated as net product sales and service revenue and rental revenue less the related cost of goods sold or rental expenses as disclosed on the face of the Condensed Consolidated Statements of Income.

Three and Six Months Ended March 31, 2020 Compared to the Three and Six Months Ended March 31, 2019

Product sales and service gross profit increased by $16.0 million and $28.7 million, or 5.1% and 4.7%, for the three and six months ended March 31, 2020 compared to the three and six months ended March 31, 2019.  The increases in gross profit were primarily driven by strategic changes in product sales mix across all segments, which included recent acquisitions and the disposition of the surgical consumable products business in August 2019. The increases were also attributable to product mix within Patient Support Systems and Front Line Care and improved operating efficiencies resulting in lower operating costs.

Rental gross profit decreased $1.1 million and $2.1 million, or 2.8% and 2.9%, for the three and six months ended March 31, 2020 compared to the three and six months ended March 31, 2019 primarily due to the exit of a rental arrangement remaining from the previously divested third-party rental business.

Operating Expenses

(In millions)	Three Months Ended March 31		Six Months Ended March 31
	2020	2019	2020	2019
Research and development expenses	$34.4	$36.6	$65.9	$69.8
Percent of Total Net Revenue	4.8%	5.1%	4.7%	5.0%

Selling and administrative expenses	$209.9	$203.9	$406.7	$396.2
Percent of Total Net Revenue	29.0%	28.5%	28.9%	28.3%

Acquisition-related intangible asset amortization	$27.1	$27.3	$53.8	$53.0
Percent of Total Net Revenue	3.7%	3.8%	3.8%	3.8%

Three and Six Months Ended March 31, 2020 Compared to the Three and Six Months Ended March 31, 2019

Research and development expenses decreased $2.2 million and $3.9 million, or 6.0% and 5.6%, for the three and six months ended March 31, 2020 compared to the three and six months ended March 31, 2019 due to the timing of projects.

Selling and administrative expenses increased $6.0 million and $10.5 million, or 2.9% and 2.7%, for the three and six months ended March 31, 2020 compared to the three and six months ended March 31, 2019 due to increased information technology costs and increased investment in emerging markets.

Acquisition-related intangible asset amortization remained relatively flat for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. For the six months ended March 31, 2020, Acquisition-related intangible asset amortization increased $0.8 million, or 1.5%, compared to the six months ended March 31, 2019 due to the acquisitions of Voalte and Breathe during fiscal 2019 and Excel Medical in January 2020.

Special Charges and Other

(In millions)	Three Months Ended March 31		Six Months Ended March 31
	2020	2019	2020	2019
Special charges	$8.8	$3.5	$16.6	$11.5

Interest expense	$(19.1)	$(21.8)	$(38.5)	$(43.1)
Loss on extinguishment of debt	$—	$—	$(15.6)	$—
Investment income (expense) and other, net	$(11.4)	$1.2	$(12.7)	$1.3

Three and Six Months Ended March 31, 2020 Compared to the Three and Six Months Ended March 31, 2019

In connection with various organizational changes to improve our business alignment and cost structure, we recognized Special charges of $8.8 million and $16.6 million for the three and six months ended March 31, 2020 compared to $3.5 million and $11.5 million for the three and six months ended March 31, 2019. These charges related to the initiatives described in Note 10. Special Charges.
Interest expense decreased $2.7 million and $4.6 million, or 12.4% and 10.7%, for the three and six months ended March 31, 2020 compared to the three and six months ended March 31, 2019 due to lower interest rates resulting from the refinancing of senior unsecured notes of $425.0 million in September 2019.  See Note 5. Financing Agreements for additional information.

Loss on extinguishment of debt related to the refinancing of senior unsecured notes of $425.0 million in September 2019.  See Note 5. Financing Agreements for further information.

Investment income (expense) and other, net for the three and six months ended March 31, 2020 was expense of $11.4 million and $12.7 million comprised primarily of $2.0 million of losses related to our cost and equity method investments, the recognition of a non-cash pension plan settlement loss of $8.5 million, and unfavorable movements in foreign exchange rates. These balances were partially offset by a $1.2 million litigation settlement award. See Note 3. Supplementary Financial Statement Information and Note 8. Retirement and Postretirement Plans for additional information. Investment income (expense) and other, net for the three and six months ended March 31, 2019 was income of $1.2 million and $1.3 million driven primarily by favorable movements in foreign exchange rates.

Income Tax Expense

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

The effective tax rate for the three months ended March 31, 2020 was 17.4% compared to 18.5% for the comparable period in the prior year. The effective tax rate for the three months ended March 31, 2020 was favorably impacted primarily by an increased projected benefit for the deduction attributed to foreign derived intangible income (“FDII”).

The adjusted effective tax rate for the three months ended March 31, 2020 was 20.9% compared to 20.4% for the comparable period in the prior year. The differences from the current year period and the prior year period primarily relate to discrete items, including the excess tax benefits on deductible stock compensation.

Six Months Ended March 31, 2020 Compared to the Six Months Ended March 31, 2019

The effective tax rate for the six months ended March 31, 2020 was 12.8% compared to 16.9% for the comparable period in the prior year. The effective tax rate for the six months ended March 31, 2020 was favorably impacted primarily by an increased projected benefit for the deduction attributed to FDII as well as a small benefit from current year discrete items. The effective tax rate for the six months ended March 31, 2020 was also favorably impacted by the reduction of the contingent consideration accrual of $8.4 million, that is not subject to tax. See Note 4. Business Combinations for additional information.

The adjusted effective tax rate for the six months ended March 31, 2020 was 19.0% compared to 20.1% for the comparable period in the prior year. The differences from the current year period and the prior year period primarily relate to discrete items, including the excess tax benefits on deductible stock compensation.

On March 25, 2020, the U.S. government approved the Coronavirus Aid, Relief and Economic Security (“CARES”) Act to provide economic stimulus to address the impact of the pandemic. We continue to evaluate what impact, if any, the CARES Act, or any similar legislation in other non-U.S. jurisdictions, may have on our related tax positions and our effective tax rate.

Earnings per Share

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Diluted earnings per share decreased from $0.74 to $0.70 for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 due to a pension settlement loss of $8.5 million. See Note 8. Retirement and Postretirement Plans for additional information.

Six Months Ended March 31, 2020 Compared to the Six Months Ended March 31, 2019

Diluted earnings per share decreased from $1.36 to $1.29 for the six months ended March 31, 2020 compared to the six months ended March 31, 2019 due to a loss on the extinguishment of debt of $15.6 million and a pension plan settlement loss of $8.5 million. The losses were partially offset by higher gross profits and lower tax rates. See Note 5. Financing Agreements and Note 8. Retirement and Postretirement Plans for additional information.

Business Segment Divisional Income

(In millions)	Three Months Ended March 31		Change As Reported	Six Months Ended March 31		Change As Reported
	2020	2019		2020	2019
Divisional Income:
Patient Support Systems	$74.9	$72.2	3.7%	$133.3	$131.9	1.1%
Front Line Care	77.7	67.2	15.6%	151.2	128.9	17.3%
Surgical Solutions	13.7	15.1	(9.3)%	26.5	26.4	0.4%

Refer to Note 14. Segment Reporting for a description of how divisional income is determined.

Three and Six Months Ended March 31, 2020 Compared to the Three and Six Months Ended March 31, 2019

Patient Support Systems divisional income increased $2.7 million and $1.4 million, or 3.7% and 1.1%, for the three and six months ended March 31, 2020 compared to the three and six months ended March 31, 2019 primarily due to revenue growth in the United States from our care communications platform, which includes recent acquisitions, and sales growth during the three months ended March 31, 2020. The increases in revenue were offset primarily by an increase in investments to support growth initiatives.
Front Line Care divisional income increased $10.5 million and $22.3 million, or 15.6% and 17.3% for the three and six months ended March 31, 2020 compared to the three and six months ended March 31, 2019 due to overall revenue growth in the United States and internationally driven by sales of respiratory health and patient monitoring products as well as higher gross margins.

Surgical Solutions divisional income decreased $1.4 million, or 9.3% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 as a result of the disposition of the surgical consumable products business in August 2019, partially offset by higher gross margins and reductions in operating costs. Divisional income remained relatively flat for the six months ended March 31, 2020 compared to the six months ended March 31, 2019 due to sales growth from integrated operating tables and other equipment installed as part of new construction, which was offset by the disposition of the surgical consumable products business in August 2019.

GAAP and Adjusted Earnings

Operating margin, income before income taxes, income tax expense, and earnings attributable to common shareholders per diluted share are summarized in the tables below for the three and six months ended March 31, 2020 and the three and six months ended March 31, 2019. GAAP amounts are adjusted for certain items to aid management in evaluating the performance of the business. Investors should consider these measures in addition to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. Income tax expense is computed by applying a blended statutory tax rate based on the jurisdictional mix of the respective before tax adjustment.

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS
GAAP Basis	12.1%	$56.8	$9.9	$0.70	11.4%	$60.7	$11.2	$0.74
Adjustments:
Acquisition and integration costs and related fair value adjustments [1]	0.4%	2.7	0.7	0.03	0.2%	1.6	0.3	0.02
Acquisition-related intangible asset amortization [2]	3.7%	27.1	6.6	0.31	3.8%	27.3	6.4	0.30
Field corrective actions [3]	0.2%	1.4	0.4	0.01	—%	—	—	—
Regulatory compliance costs [4]	0.7%	4.8	1.2	0.05	0.5%	3.3	0.9	0.04
Special charges [5]	1.2%	8.8	2.3	0.10	0.5%	3.5	0.9	0.04
Pension Settlement Expense [6]	—%	8.5	2.0	0.09	—%	—	—	—
Litigation Settlement [7]	—%	(1.2)	(0.3)	(0.01)	—%	—	—	—
Adjusted Basis	18.3%	$108.9	$22.8	$1.28	16.4%	$96.4	$19.7	$1.14
[1] Acquisition and integration costs and related fair value adjustments include legal and professional fees, temporary labor, consulting and other costs related to the closing and integration of acquired businesses, including purchase accounting adjustments for deferred revenue and other items, and contingent consideration. For the three months ended March 31, 2020, a fair value adjustment of $1.7 million represents purchase accounting adjustments for deferred revenue and contingent consideration associated with our business combinations in Note 4. Business Combinations.

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
[5] Special charges represent a variety of costs associated with restructuring actions, including severance and related benefits, lease termination fees, asset write-downs and temporary labor on shutdown of operations. It also includes costs related to a global information technology transformation, including rationalizing and transforming our enterprise resource planning software solutions and other complementary information technology systems.

[6] Pension settlement expense represents an actuarial loss totaling $8.5 million recorded as a component of Investment income (expense) and other, net. See Note 8. Retirement and Postretirement Plans for additional information.

[7] Litigation settlements and expenses are the aggregate charges, costs or recoveries associated with litigation settlements. For the three months ended March 31, 2020, we received a litigation settlement award totaling $1.2 million, which was recorded as a component of Investment income (expense) and other, net.

Six Months Ended March 31, 2020 Compared to the Six Months Ended March 31, 2019

	Six Months Ended March 31, 2020				Six Months Ended March 31, 2019
	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS
GAAP Basis	11.8%	$99.4	$12.7	$1.29	10.9%	$110.3	$18.6	$1.36
Adjustments:
Acquisition and integration costs and related fair value adjustments [1]	(0.3)%	(3.8)	1.0	(0.07)	0.1%	1.8	0.4	0.02
Acquisition-related intangible asset amortization [2]	3.8%	53.8	13.0	0.61	3.8%	53.0	12.3	0.60
Field corrective actions [3]	0.1%	1.4	0.4	0.01	—%	—	—	—
Regulatory compliance costs [4]	0.6%	8.7	1.8	0.10	0.5%	6.1	1.6	0.07
Special charges [5]	1.2%	16.6	3.5	0.19	0.8%	11.5	2.8	0.13
Tax law and method changes [6]	—%	—	—	—	—%	—	1.0	(0.02)
Debt refinancing costs [7]	—%	16.1	3.7	0.18	—%	—	—	—
Loss on disposition of business [8]	—%	0.4	0.1	0.01	—%	—	—	—
Pension settlement expense [9]	—%	8.5	2.0	0.10	—%	—	—	—
Litigation settlement [10]	—%	(1.2)	(0.3)	(0.01)	—%	—	—	—
Adjusted Basis	17.2%	$199.9	$37.9	$2.41	16.1%	$182.7	$36.7	$2.16
[1] Acquisition and integration costs and related fair value adjustments include legal and professional fees, temporary labor, consulting and other costs related to the closing and integration of acquired businesses, including purchase accounting adjustments for deferred revenue and other items, and contingent consideration. For the six months ended March 31, 2020, a fair value adjustment of $6.2 million represents purchase accounting adjustments for deferred revenue and contingent consideration associated with our business combinations in Note 4. Business Combinations.

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
[5] Special charges represent a variety of costs associated with restructuring actions, including severance and related benefits, lease termination fees, asset write-downs and temporary labor on shutdown of operations. It also includes costs related to a global information technology transformation, including rationalizing and transforming our enterprise resource planning software solutions and other complementary information technology systems.

[6] Tax law and method changes relate to tax expenses and related unrecognized tax benefits due to the Tax Cuts and Jobs Act enacted in the United States in December 2017. See Note 11. Income Taxes within the 2019 Form 10-K for the fiscal year ended September 30, 2019 for further information

[7] Debt refinancing costs are expenses related to the costs incurred between the issuance and redemption of our senior unsecured notes due 2027 and 2023. For the six months ended March 31, 2020, debt refinancing costs include a loss on extinguishment of debt of $15.6 million related to the redemption of all of our previously outstanding senior unsecured 5.75% notes due September 2023 as discussed within Note 5. Financing Agreements, as well as $0.5 million of duplicative interest costs.

[8] Loss on disposition of business relates to losses recorded in Investment income (expense) and other, net resulting from business dispositions.
[9] Pension settlement expense represents an actuarial loss totaling $8.5 million recorded as a component of Investment income (expense) and other, net. See Note 8. Retirement and Postretirement Plans for additional information.

[10] Litigation settlements and expenses are the aggregate charges, costs or recoveries associated with litigation settlements. For the six months ended March 31, 2020, we received a litigation settlement award totaling $1.2 million, which was recorded as a component of Investment income (expense) and other, net.

Liquidity and Capital Resources

	Six Months Ended March 31
	2020	2019
Cash Flows Provided By (Used In):
Operating activities	$156.7	$158.2
Investing activities	(57.9)	(71.8)
Financing activities	(439.4)	(80.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2.7)	(2.3)
(Decrease) Increase in Cash and cash equivalents	$(343.3)	$4.0

Net cash flows from operating activities and selected borrowings represented our primary sources of funds for growth of the business, including capital expenditures and acquisitions. Our financing agreements contain certain restrictions relating to dividend payments, the making of restricted payments, and the incurrence of additional secured and unsecured indebtedness. None of our financing agreements contain any credit rating triggers that would increase or decrease our cost of borrowings. Credit rating changes can, however, impact the cost of borrowings and any potential future borrowings under any new financing agreements.

Operating Activities

Cash provided by operating activities decreased $1.5 million for the six months ended March 31, 2020 compared to the six months ended March 31, 2019. The primary drivers include an increase in incentive compensation payments, partially offset by improved operating profit margins.

Investing Activities

Cash used in investing activities decreased by $13.9 million for the six months ended March 31, 2020 compared to the six months ended March 31, 2019 primarily due to our acquisitions of non-marketable securities of $26.6 million and the right to use patented technology and certain related assets of $17.1 million during the six months ended March 31, 2019. The decrease was partially offset by the payment of $13.1 million for the acquisition of Excel Medical in January 2020. See Note 3. Supplementary Financial Statement Information and Note 4. Business Combinations for additional information.

Financing Activities

Cash used in financing activities increased $359.3 million for the six months ended March 31, 2020 compared to the six months ended March 31, 2019 primarily due to the redemption of our previously outstanding senior unsecured 5.75% notes due September 2023 of $425.0 million and the related prepayment premium of $12.2 million as described within Note 5. Financing Agreements.

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

As of March 31, 2020, there were $185.0 million outstanding borrowings on the 2024 Revolving Credit Facility, and available borrowing capacity was $1,007.8 million after giving effect to the $7.2 million of outstanding standby letters of credit. As of September 30, 2019, there were $80.0 million outstanding borrowings on the 2024 Revolving Credit Facility, and available borrowing capacity was $1,112.8 million after giving effect to $7.2 million of outstanding standby letters of credit.

Hillrom’s cash flows from operating activities for the six months ended March 31, 2020 were not materially impacted by the outbreak of a respiratory illness caused by the coronavirus. There have been no changes to our cost of or access to our capital and funding sources. We have not currently identified instability of the financial institutions with whom we maintain our financing relationships. Hillrom believes it will continue to service our outstanding borrowings or other financial obligations.

Hillrom’s long-term debt instruments require nominal repayments over the next 12 months, with our next significant maturity occurring in August 2024. Since the beginning of the global COVID-19 pandemic in December 2019, we have not experienced liquidity constraints through either the movement of cash or under our 2024 Revolving Credit Facility. Furthermore, Hillrom has successfully extended its 364-day accounts receivable securitization facilities as of April 27, 2020. As of March 31, 2020, we were in compliance with all debt covenants under our financing agreements. See Note 5. Financing Agreements for additional information on our financing agreements.

Hillrom does not anticipate incurring significant incremental capital expenditures due to the pandemic. We may delay discretionary capital spending or redirect capital spending to support the increased demand for certain products used to treat patients diagnosed with COVID-19.

Refer to the section titled “The Impacts of COVID-19 on Hillrom” within Management’s Discussion & Analysis of Financial Condition and Results of Operations for further information.

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

As of March 31, 2020, approximately 53.0% of our cash and cash equivalents were held by our foreign subsidiaries. As of March 31, 2020, our practice and intention were to reinvest the earnings in our non-U.S. subsidiaries outside of the United States.

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

Critical Accounting Policies

Our accounting policies require management to make significant estimates and assumptions using information available at the time the estimates are made. Such estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenue, and expenses. If future experience differs significantly from these estimates and assumptions, our results of operations and financial condition could be affected. A detailed description of our accounting policies is included in Note 1. Summary of Significant Accounting Policies and the Critical Accounting Policies Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Form 10-K. There have been no significant changes to such policies since September 30, 2019.

For a further summary of certain accounting policies and estimates and recently issued accounting pronouncements applicable to us, see Note 1. Summary of Significant Accounting Policies.

The Impacts of COVID-19 on Hillrom

During December 2019, an outbreak of COVID-19 was reported in Wuhan, China. Since that time, the virus spread globally and has resulted in confirmed cases in regions and countries in which we conduct our business. Subsequent to December 31, 2019, the World Health Organization declared COVID-19 a “Public Health Emergency of International Concern.” The United States and countries around the world are taking extreme precautionary and preventive measures to reduce the spread of COVID-19. COVID-19 has impacted global economies as travel, leisure and discretionary consumer spending has reduced significantly causing companies to make drastic changes to their investments, human capital, and financial outlooks.

Revenues and Customers

As a result of preventive and cautionary measures taken by Hillrom, other businesses and governments, we may experience changes in demand for certain of our products as health care customers prioritize the treatment of patients diagnosed with COVID-19. For the three and six months ended March 31, 2020, we experienced an increase in demand for select products including ICU and med-surg beds, specialty surfaces and patient mobility solutions within Patient Support Systems, and respiratory health ventilators, thermometry and patient monitoring products within Front Line Care. We also experienced declines in revenue related to project delays in our care communications business. The combined impact to total net revenues in the second quarter of fiscal 2020 was a net increase of approximately $15 million due to higher demand for products used to treat patients diagnosed with COVID-19.

In the second half of 2020, the Company expects near-term increases in demand for products used to treat patients diagnosed with COVID-19. This demand is expected to be partially offset by near-term lower demand for information technologies and software solutions in Patient Support Systems due to limited access to hospitals and the near term reprioritization of customer demand for products used to treat patients diagnosed with COVID-19. In addition, we expect near-term lower demand for operating room infrastructure in Surgical Solutions due to project delays as customers are focusing on the demands of the pandemic. The ultimate impact of the COVID-19 pandemic or a similar public health event is highly uncertain and subject to change. In this regard, the extent of potential impacts on our business, healthcare systems and other customers and the U.S. and global economies as a whole is evolving, and the development of customer demand described above and other factors could materially and adversely affect our business, results of operations, financial condition and prospects. Management intends to continue focusing on the Company's strategic growth objectives, while also working to meet the immediate demands relating to the COVID-19 pandemic.

Operations and Workforce

We are actively managing our supply chain to ensure we are securing raw materials and components for manufacturing products in high demand due to COVID-19. We have not experienced significant supply chain constraints nor significant increases in supply costs as a result of the pandemic and we are adjusting resource allocation as needed to meet customer demand.

Hillrom continues to operate our production facilities as our products are essential to healthcare providers. Some of our products are specifically being used to treat patients diagnosed with COVID-19. Many employees in our administrative functions have effectively worked remotely since mid-March. Due to the importance of Hillrom’s products relative to treating the virus, the Company has maintained employment levels and has prudently augmented staffing as needed to meet near-term incremental demand as a result of the pandemic. Management does not believe that the pandemic will have a long-term impact on Hillrom’s organizational structure or number of employees.

Hillrom is currently evaluating governmental subsidies and incentives available within the various jurisdictions in which we operate. Management will evaluate these opportunities as well as the related requirements or restrictions to support our operations and workforce in a manner that allow us to continue to operate efficiently and effectively.

While the financial impact on Hillrom has not been significant to date, given the rapid and evolving nature of the pandemic, COVID-19 could negatively affect our sales, and it is uncertain how COVID-19 will affect our global operations generally if these impacts persist or exacerbate over an extended period of time. Any of these impacts could have a material adverse effect on our business, financial condition and results of operations. For further discussion, see the risk factor within PART II – OTHER INFORMATION, Item 1.A Risk Factors, entitled “Our business, results of operations, financial condition and prospects could be materially and adversely affected by the recent COVID-19 pandemic and the related effects on public health.”

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

Refer to Note 6. Derivative Instruments and Hedging Activity for discussions and quantitative disclosures about our derivative agreements.

For additional information on market risks related to our pension plan assets, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk, in our 2019 Form 10-K.

Item 4. CONTROLS AND PROCEDURES

Our management, with the supervision and participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2020.

There have been no changes to our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred in our most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Refer to Note 15. Commitments and Contingencies for further information on our legal proceedings.

Item 1A. RISK FACTORS

Our business involves risks. With the exception of the below risk, there have been no material changes to our risk factors as disclosed in Item 1A. Risk Factors in our 2019 Form 10-K for the year ended September 30, 2019. The following information about the risk should be considered carefully together with the other information contained herein.

Our business, results of operations, financial condition and prospects could be materially and adversely affected by the recent COVID-19 pandemic and the related effects on public health.

We are susceptible to a widespread outbreak of an illness or other public health issue, such as the recent COVID-19 pandemic that has resulted in confirmed cases in regions and countries in which we conduct our business. Such outbreaks, including the COVID-19 pandemic, could, among other things:

•interrupt, slow, or render our supply chains inoperable, resulting in more expensive alternative sources of labor and materials or an inability to find such alternative sources of labor and materials for our products;
•subject us to governmental mandates and quarantines that may require forced shutdowns of our facilities for extended or indefinite periods due to public health measures;
•increase regulation of our industry, up to and including the exercise of war powers under The Defense Production Act of 1950 that could require us to turn over our production capabilities to the U.S. Government;
•substantially interfere with general commercial activity related to our customer base if our customers’ businesses are affected by the outbreak, including through delays or reductions of our customers’ purchases from us;
•cause health care providers to limit or restrict access to their facilities to only essential personnel for a material amount of time, adversely impacting our ability to complete installations of our care communications offerings and operating room equipment, and limiting contact with our sales personnel;
•reduce the number of ambulatory care or office visits if health care providers prioritize pandemic-related treatment and governmental and industry associations recommend the deferral of elective surgeries;
•cause our employees, including key executives, our production and service workforce and functional team members to become ill, quarantined or otherwise unable to work or travel due to health reasons or governmental restrictions;
•increase absenteeism or cause workplace disruption related to employees working from home or remotely;
•contribute to adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of domestic and international credit markets, which could negatively impact our customers’ ability to pay us as well as our ability to access capital that could in the future negatively affect our liquidity;
•result in the establishment of trade barriers that disrupt the flow of goods and increase costs associated with logistics and transportation;
•decrease our ability to grow our business through mergers, acquisitions and other similar business arrangements during any such pandemic or other outbreak as targets focus on operating their respective businesses;
•negatively impact innovation and development of new products as our R&D teams may be required to work from home and resources and energy may be redirected during any such outbreak; or
•contribute to a recession or market correction that could adversely affect the value of our common stock.

If the COVID-19 pandemic continues to spread and escalate domestically or internationally, or if governments impose additional measures intended to mitigate the spread and related effects of the pandemic, the risks described above could be elevated significantly.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material adverse impact on our business, results of operations, financial condition and prospects and could heighten many of our known risks described in Item 1A. Risk Factors of our 2019 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (2)
January 1, 2020 - January 31, 2020	95,415	$108.96	91,600	$207.5
February 1, 2020 - February 29, 2020	408,538	$108.04	408,400	$163.4
March 1, 2020 - March 31, 2020	2,864	$95.69	—	$163.4
Total	506,817		500,000

(1)Shares purchased in the three months ended March 31, 2020 were in connection with employee payroll tax withholding for restricted stock distributions and shares purchased of our common stock in the open market under our share repurchase program.

(2)In September 2019, the Board approved an additional $170.0 million for share repurchases. The below table reflects the date of Board approval, the authorized dollar value of the shares to be repurchased under each approval and the availability to repurchase as of March 31, 2020. As of March 31, 2020, a cumulative total of $346.6 million had been used, leaving us with availability of $163.4 million under the share repurchase program. There is no expiration date or plans to terminate this program in the future.

Board Approval Date	Authorized Dollar Value	Dollar Value of Shares Purchased Prior to Fiscal 2020	Dollar Value of Shares Purchased in Fiscal 2020	Availability to Purchase as of March 31, 2020
November 2017	$150.0	$102.5	$47.5	$—
September 2019	170.0	—	6.6	163.4
Totals	$320.0	$102.5	$54.1	$163.4

Item 6. EXHIBITS

A. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Extension Labels Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILL-ROM HOLDINGS, INC.
(Registrant)

Date: May 1, 2020	By:	/s/ Barbara W. Bodem
	Name: Title:	Barbara W. Bodem Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)