Form 10-Q
period 2020-06-30
Hill-Rom Holdings, Inc.
filed 2020-07-31
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
OR
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
Common Stock, without par value – 66,605,984 shares as of July 29, 2020.

HILL-ROM HOLDINGS, INC.

Forward-Looking Statements and Factors That May Affect Future Results

Certain statements in this Quarterly Report on Form 10-Q contain forward-looking statements within the meanings of the Private Securities Litigation Reform Act of 1995, as amended, regarding our future plans, objectives, beliefs, expectations, representations, and projections.

Forward-looking statements are not guarantees of future performance, and our actual results could differ materially from those set forth in any forward-looking statements. For a more in-depth discussion of factors that could cause actual results to differ from forward-looking statements, see the discussions under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (“2019 Form 10-K”) and subsequent filings with the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Our actual results also could be materially adversely impacted by the length and severity of the on-going coronavirus pandemic (“COVID-19,” “the pandemic,” or “the virus”) and related impacts on our business, results of operations, financial condition, and prospects. We assume no obligation to update or revise any forward-looking statements unless required by law.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30		Nine Months Ended June 30
	2020	2019	2020	2019
Net Revenue
Product sales and service	$685.8	$653.0	$1,947.1	$1,901.1
Rental revenue	81.7	73.8	228.6	223.4
Total net revenue	767.5	726.8	2,175.7	2,124.5

Cost of Net Revenue
Cost of goods sold	323.1	332.3	946.6	971.3
Rental expenses	35.4	37.9	110.9	114.0
Total cost of net revenue (excludes acquisition-related intangible asset amortization)	358.5	370.2	1,057.5	1,085.3

Research and development expenses	34.4	34.1	100.3	103.9
Selling and administrative expenses	202.3	217.1	609.0	613.3
Acquisition-related intangible asset amortization	27.5	29.3	81.3	82.3
Special charges	9.5	6.2	26.1	17.7
Operating Profit	135.3	69.9	301.5	222.0

Interest expense	(17.3)	(23.1)	(55.8)	(66.2)
Loss on extinguishment of debt	—	—	(15.6)	—
Investment income (expense) and other, net	2.2	(1.1)	(10.5)	0.2

Income Before Income Taxes	120.2	45.7	219.6	156.0

Income tax expense	26.3	13.1	39.0	31.7

Net Income	$93.9	$32.6	$180.6	$124.3

Net Income per Basic Common Share	$1.41	$0.49	$2.71	$1.86

Net Income per Diluted Common Share	$1.40	$0.48	$2.68	$1.84

Average Basic Common Shares Outstanding (in thousands)	66,558	66,777	66,660	66,822

Average Diluted Common Shares Outstanding (in thousands)	67,183	67,446	67,292	67,484
See Notes to Condensed Consolidated Financial Statements (Unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended June 30		Nine Months Ended June 30
	2020	2019	2020	2019
Net Income	$93.9	$32.6	$180.6	$124.3

Other Comprehensive Income (Loss), net of tax:

Derivative instruments designated as hedges	(6.7)	(9.4)	(32.4)	(15.0)
Foreign currency translation adjustment	17.1	4.1	8.6	(13.1)
Change in pension and postretirement defined benefit plans	1.0	0.4	(5.9)	1.3
Total Other Comprehensive Income (Loss), net of tax	11.4	(4.9)	(29.7)	(26.8)

Total Comprehensive Income (Loss)	$105.3	$27.7	$150.9	$97.5
See Notes to Condensed Consolidated Financial Statements (Unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In millions)

	June 30, 2020	September 30, 2019
ASSETS
Current Assets
Cash and cash equivalents	$331.8	$214.1
Restricted cash	—	419.7
Trade accounts receivable, net of allowances of $23.0 and $20.6 as of June 30, 2020 and September 30, 2019	646.2	653.3
Inventories, net of reserves	322.8	269.6
Other current assets	114.6	106.7
Total current assets	1,415.4	1,663.4
Property, plant and equipment	852.1	829.6
Less accumulated depreciation	(555.4)	(532.8)
Property, plant and equipment, net	296.7	296.8
Goodwill	1,816.9	1,800.9
Other intangible assets and software, net	988.5	1,033.5
Deferred income taxes	33.5	33.1
Other assets	170.2	91.3
Total Assets	$4,721.2	$4,919.0
LIABILITIES
Current Liabilities
Trade accounts payable	$221.7	$197.6
Short-term borrowings	250.1	660.4
Accrued compensation	127.6	130.4
Accrued product warranties	30.5	29.7
Accrued rebates	39.8	47.7
Deferred revenue	106.7	107.3
Other current liabilities	164.7	95.2
Total current liabilities	941.1	1,268.3

Long-term debt	1,782.6	1,783.1
Accrued pension and postretirement benefits	101.1	80.8
Deferred income taxes	117.0	143.0
Other long-term liabilities	127.0	70.5
Total Liabilities	3,068.8	3,345.7
Commitments and Contingencies
SHAREHOLDERS' EQUITY
Capital Stock:
Preferred stock - without par value: Authorized - 1,000,000; none issued or outstanding
Common stock - without par value: Authorized - 199,000,000	4.4	4.4
Issued: 88,457,634 shares as of June 30, 2020 and September 30, 2019; Outstanding: 66,602,366 as of June 30, 2020 and 66,625,011 as of September 30, 2019
Additional paid-in capital	654.4	637.4
Retained earnings	2,104.6	1,967.4
Accumulated other comprehensive income (loss)	(212.2)	(182.5)
Treasury stock, common shares at cost: 21,855,268 as of June 30, 2020 and 21,832,623 as of September 30, 2019	(898.8)	(853.4)
Total Shareholders’ Equity	1,652.4	1,573.3
Total Liabilities and Shareholders' Equity	$4,721.2	$4,919.0
See Notes to Condensed Consolidated Financial Statements (Unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended June 30
	2020	2019
Operating Activities
Net income	$180.6	$124.3
Adjustments to reconcile net income to net cash, cash equivalents and restricted cash provided by operating activities:
Depreciation and amortization of property, plant, equipment and software	51.6	54.7
Acquisition-related intangible asset amortization	81.3	82.3
Amortization of debt discounts and issuance costs	3.0	4.8
Loss on extinguishment of debt	15.6	—
Benefit for deferred income taxes	(14.1)	(12.2)
Loss on disposal of property, equipment, intangible assets, and impairments	1.5	3.3
Stock compensation	27.2	26.9
Other operating activities	16.0	(2.9)
Change in working capital excluding cash, current debt, acquisitions and dispositions:
Trade accounts receivable	12.3	15.3
Inventories	(60.2)	(4.9)
Other current assets	(10.4)	(3.5)
Trade accounts payable	16.5	(9.0)
Accrued expenses and other liabilities	(8.1)	14.3
Other assets and liabilities	2.0	7.7
Net cash, cash equivalents and restricted cash provided by operating activities	314.8	301.1
Investing Activities
Purchases of property, plant, equipment and software	(72.0)	(50.9)
Proceeds on sale of property and equipment	1.6	2.5
Payments for acquisition of businesses, net of cash acquired	(20.6)	(175.8)
Payment for acquisition of intangible assets	—	(17.1)
Payments for acquisition of investments	—	(26.6)
Other investing activities	0.6	—
Net cash, cash equivalents and restricted cash used in investing activities	(90.4)	(267.9)
Financing Activities
Payment of long-term debt	(37.6)	(0.1)
Borrowings on Revolving Credit Facility	190.0	330.0
Payments on Revolving Credit Facility	(155.0)	(230.0)
Borrowings on Securitization Facility	17.7	4.9
Payments on Securitization Facility	(17.7)	(5.5)
Borrowings on Note Securitization Facility	32.6	46.0
Payments on Note Securitization Facility	(21.2)	(51.3)
Prepayment premium on extinguishment of 5.75% Notes	(12.2)	—
Redemption of 5.75% Notes	(425.0)	—
Cash dividends	(43.3)	(41.4)
Proceeds on exercise of stock options	8.5	9.2
Stock repurchases for stock award withholding obligations	(16.4)	(4.2)
Stock repurchases in the open market	(54.1)	(75.0)
Other financing activities	6.0	5.5
Net cash, cash equivalents and restricted cash used in financing activities	(527.7)	(11.9)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1.3	(1.7)
Net Cash Flows	(302.0)	19.6
Cash, Cash Equivalents and Restricted Cash:
At beginning of period	633.8	183.0
At end of period	$331.8	$202.6
See Notes to Condensed Consolidated Financial Statements (Unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(In millions, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares Issued	Amount

Balance as of March 31, 2020	88,457,634	$4.4	$644.4	$2,025.2	$(223.6)	$(901.5)	$1,548.9
Cumulative effect of accounting rule adoption, net of tax of $0.1	—	—	—	0.3	—	—	0.3
Net income	—	—	—	93.9	—	—	93.9
Other comprehensive income (loss), net of tax of $1.6	—	—	—	—	11.4	—	11.4
Dividends ($0.22 per common share)	—	—	0.2	(14.8)	—	—	(14.6)
Stock repurchases for stock award withholding obligations	—	—	—	—	—	(0.6)	(0.6)
Stock compensation on equity-classified awards	—	—	7.9	—	—	—	7.9
Stock option exercises	—	—	1.2	—	—	1.6	2.8
Vesting of stock awards	—	—	(0.8)	—	—	0.7	(0.1)
Shares issued under employee stock purchase plan	—	—	1.5	—	—	1.0	2.5
Balance as of June 30, 2020	88,457,634	$4.4	$654.4	$2,104.6	$(212.2)	$(898.8)	$1,652.4

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares Issued	Amount

Balance as of September 30, 2019	88,457,634	$4.4	$637.4	$1,967.4	$(182.5)	$(853.4)	$1,573.3
Cumulative effect of accounting rule adoption, net of tax of $0.1	—	—	—	0.3	—	—	0.3
Net income	—	—	—	180.6	—	—	180.6
Other comprehensive income (loss), net of tax of $11.4	—	—	—	—	(29.7)	—	(29.7)
Dividends ($0.65 per common share)	—	—	0.4	(43.7)	—	—	(43.3)
Stock repurchases for stock award withholding obligations	—	—	—	—	—	(16.4)	(16.4)
Stock repurchases in the open market	—	—	—	—	—	(54.1)	(54.1)
Stock compensation on equity-classified awards	—	—	26.4	—	—	—	26.4
Stock option exercises	—	—	2.9	—	—	5.6	8.5
Vesting of stock awards	—	—	(16.9)	—	—	16.9	—
Shares issued under employee stock purchase plan	—	—	4.2	—	—	2.6	6.8
Balance as of June 30, 2020	88,457,634	$4.4	$654.4	$2,104.6	$(212.2)	$(898.8)	$1,652.4

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares Issued	Amount

Balance as of March 31, 2019	88,457,634	$4.4	$619.9	$1,935.2	$(140.3)	$(820.4)	$1,598.8
Net Income	—	—	—	32.6	—	—	32.6
Other comprehensive income (loss), net of tax of $2.5	—	—	—	—	(4.9)	—	(4.9)
Dividends ($0.21 per common share)	—	—	0.1	(14.1)	—	—	(14.0)
Stock repurchases for stock award withholding obligations	—	—	—	—	—	(0.2)	(0.2)
Stock compensation on equity-classified awards	—	—	9.8	—	—	—	9.8
Stock option exercises	—	—	0.1	—	—	0.5	0.6
Vesting of stock awards	—	—	(0.2)	—	—	0.2	—
Shares issued under employee stock purchase plan	—	—	1.3	—	—	0.7	2.0
Balance as of June 30, 2019	88,457,634	$4.4	$631.0	$1,953.7	$(145.2)	$(819.2)	$1,624.7

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares Issued	Amount

Balance as of September 30, 2018	88,457,634	$4.4	$602.9	$1,876.2	$(113.0)	$(754.3)	$1,616.2
Cumulative effect of ASC 606 adoption, net of tax of $4.8 million	—	—	—	(4.9)	—	—	(4.9)
Cumulative effect of ASU 2016-16 adoption, net of tax of $0.2 million	—	—	—	(5.6)		—	(5.6)
Reclassification due to ASU 2018-02 adoption	—	—	—	5.4	(5.4)	—	—
Net income	—	—	—	124.3	—	—	124.3
Other comprehensive income (loss), net of tax of $4.0 million	—	—	—	—	(26.8)	—	(26.8)
Dividends ($0.62 per common share)	—	—	0.3	(41.7)	—	—	(41.4)
Stock repurchases for stock award withholding obligations	—	—	—	—	—	(4.2)	(4.2)
Stock repurchases in the open market	—	—	—	—	—	(75.0)	(75.0)
Stock compensation on equity-classified awards	—	—	26.7	—	—	—	26.7
Stock option exercises	—	—	2.1	—	—	7.1	9.2
Vesting of stock awards	—	—	(4.9)	—	—	4.9	—
Shares issued under employee stock purchase plan	—	—	3.9	—	—	2.3	6.2
Balance as of June 30, 2019	88,457,634	$4.4	$631.0	$1,953.7	$(145.2)	$(819.2)	$1,624.7

See Notes to Condensed Consolidated Financial Statements (Unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

Note 1. Summary of Significant Accounting Policies

Nature of Operations

Hill-Rom Holdings, Inc. (the “Company,” “Hillrom,” “we,” “us,” or “our”) was incorporated on August 7, 1969 in the State of Indiana and is headquartered in Chicago, Illinois. We are a global medical technology leader whose approximately 10,000 employees have a single purpose: enhancing outcomes for patients and their caregivers by Advancing Connected Care™. Around the world, our innovations touch over 7 million patients each day. Our products and services help enable earlier diagnosis and treatment, optimize surgical efficiency, and accelerate patient recovery while simplifying clinical communication and shifting care closer to home. We make these outcomes possible through connected smart beds, patient lifts, patient assessment and monitoring technologies, caregiver collaboration tools, respiratory health devices, advanced equipment for the surgical space and more, delivering actionable, real-time insights at the point of care.

Basis of Presentation and Principles of Consolidation

The unaudited Condensed Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in Hillrom’s latest fiscal 2019 Form 10-K as filed with the SEC. The September 30, 2019 Condensed Consolidated Balance Sheet was derived from audited Consolidated Financial Statements but does not include all disclosures required by accounting principles generally accepted in the United States. In the opinion of management, the Condensed Consolidated Financial Statements herein include all adjustments necessary to state fairly the financial position, results of operations, and cash flows for the interim periods presented. Quarterly results are not necessarily indicative of annual results.

The Condensed Consolidated Financial Statements include the accounts of Hillrom and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

The Company makes a number of significant estimates, assumptions, and judgments in the preparation of its financial statements. Additionally, the Company measures and classifies fair value measurements in accordance with the level hierarchy in conformity with accounting principles generally accepted in the United States (“GAAP”). As of June 30, 2020, the Company's significant accounting policies and estimates and valuation techniques used to measure fair value have not changed from September 30, 2019. See Note 1. Summary of Significant Accounting Policies within the 2019 Form 10-K for the fiscal year ended September 30, 2019 for further information.

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

Goodwill and Indefinite-Lived Intangible Assets

Testing for goodwill and indefinite-lived intangible asset impairment is performed annually, or on an interim basis upon the occurrence of a triggering event or change in circumstances that would more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying amount. The annual evaluations of goodwill and the indefinite-lived intangible asset for impairment were performed as of April 30, 2020 and did not result in any impairment.

For the Surgical Solutions segment, we continue to expect near-term lower demand for operating room infrastructure due to project delays as customers are currently focusing on the demands of the pandemic.

Slower recovery resulting from extended project delays, an increase in discount rates, unfavorable changes in earnings multiples, or a decline in future cash flow projections, among other factors, may cause a change in circumstances indicating that the carrying value of our goodwill may not be recoverable. If future financial assumptions significantly differ from those evaluated in the assessment noted above due to duration or magnitude of the impact of COVID-19, we can provide no assurance that a future goodwill impairment charge would not be incurred.

Government Programs Related to COVID-19

On March 25, 2020, the U.S. government approved the Coronavirus Aid, Relief and Economic Security (“CARES”) Act to provide economic stimulus to address the impact of the pandemic. The governments in certain other non-U.S. countries have also approved legislation in their jurisdictions to address the impact of the pandemic. We have evaluated our eligibility and assessed the conditions and requirements of participation in many programs. For the programs in which we have elected to participate, we recognized $2.4 million in government grants and cost abatements associated with state aid within the Condensed Consolidated Statement of Income for the three and nine months ended June 30, 2020. In addition, we have deferred the payment of the employer share of the U.S. Federal Insurance Contributions Act (“FICA”) tax payments totaling $6.9 million in accordance with the CARES Act within the Condensed Consolidated Balance Sheet as of June 30, 2020. We continue to evaluate what impact, if any, the CARES Act, or any similar legislation in other non-U.S. jurisdictions, may have on our results of operations.

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) and subsequently issued related amendments, collectively referred to as “ASC 842”. The objective of this guidance is to increase transparency and comparability among organizations through recognizing leased assets, called right-of-use assets (“ROU”), and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. As a lessee, the new standard requires us to recognize both the ROU assets and lease liabilities in the balance sheet for most leases, whereas under previous GAAP only finance lease liabilities (referred to as capital leases) were recognized in the balance sheet. In addition, for both lessees and lessors, the definition of a lease has been revised, which may result in changes to the classification of an arrangement as a lease. Under the new standard, an arrangement that conveys the right to control the use of an identified asset by obtaining substantially all of its economic benefits and directing how it is used is a lease, whereas the previous definition focused on the ability to control the use of the asset or to obtain its output. Quantitative and qualitative disclosures related to the amount, timing and judgments of an entity’s accounting for leases and the related cash flows are expanded under the new standard. Disclosure requirements apply to both lessees and lessors, whereas previous disclosures related only to lessees. The recognition, measurement, and presentation of revenues, expenses, and cash flows arising from a lease have not significantly changed from previous GAAP.

We adopted ASC 842 effective October 1, 2019 using the optional transition method approach. We elected the package of practical expedients, which applies to both lessees and lessors, to (1) not reassess whether existing contracts contain leases, (2) carryforward the existing lease classification, and (3) not reassess initial direct costs associated with existing leases.

As a lessee, the adoption of the guidance on October 1, 2019 resulted in the recognition of ROU assets of $82.5 million and lease liabilities of $85.8 million, which all related to operating leases. The ROU assets were lower than the lease liabilities due to the derecognition of deferred rent balances of $3.3 million. As a lessor, there was no impact as a result of the adoption. We did not recognize any adjustment to the comparative period presented in the financial statements in accordance with our adoption method. The guidance did not have a material impact on our Condensed Consolidated Statements of Income.

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

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The purpose of the standard is to allow the use of the OIS rate based on the SOFR for hedge accounting purposes, which allows entities to designate changes in the fair values of fixed-rate financial assets or liabilities attributable to the OIS rate as the hedged risk.  The amendment recognizes the OIS rate based on the SOFR as likely London Interbank Offered Rate (“LIBOR”) replacements and supports the marketplace transition by adding the new reference rate as a benchmark rate. We adopted this standard in the first quarter of fiscal 2020. The adoption of this ASU did not impact our financial statements as we have not yet utilized the OIS rate based on the SOFR for borrowings under our lending arrangements or as a benchmark rate for hedge accounting purposes. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The purpose of the standard is to provide guidance for the effects of the marketplace transition from LIBOR to a new reference rate as a benchmark rate.  ASU 2020-04 is optional and is effective for a limited period of time from March 12, 2020 through December 31, 2022. We will continue to monitor, assess, and plan for the phase out of LIBOR.

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

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Topic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. The purpose of the standard is to improve the overall usefulness of defined benefit pension and other postretirement plan disclosures to financial statement users and reduce unnecessary costs to companies when preparing the disclosures. ASU 2018-14 is effective for our annual disclosures for fiscal 2021 and requires a retrospective transition method. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption on our Condensed Consolidated Financial Statements.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The purpose of the standard is to remove certain exceptions to the general principles of Topic 740: Income Taxes in order to reduce the cost and complexity of its application and to maintain or improve the usefulness of the information provided to users of financial statements. ASU 2019-12 is effective for our first quarter of fiscal 2022 and will be applied either retrospectively or prospectively depending on the specific Topic 740 exception affected. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption on our Condensed Consolidated Financial Statements.

Except as noted above, there are no significant changes to our assessment of the impact of recently issued accounting standards included in Note 1. Summary of Significant Accounting Policies of our Consolidated Financial Statements in our 2019 Form 10-K.

Note 2. Revenue from Contracts with Customers

As of June 30, 2020, the Company's significant accounting policies for recognizing revenue have not changed from September 30, 2019. See Note 1. Summary of Significant Accounting Policies and Note 2. Revenue Recognition within our 2019 Form 10-K for the fiscal year ended September 30, 2019 for further information.

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

The following summarizes contract liability activity for the nine months ended June 30, 2020. The contract liability balance represents the transaction price allocated to the remaining performance obligations.

Contract Liabilities
Balance as of September 30, 2019	125.8
Deferred revenue acquired	2.7
New revenue deferrals	220.4
Revenue recognized upon satisfaction of performance obligations	(214.1)
Balance as of June 30, 2020	$134.8

These contract liabilities are recorded in Deferred revenue and Other long-term liabilities. We expect to satisfy the majority of the remaining performance obligations and recognize revenue related to installation and service contracts within 12 to 24 months.

Note 3. Supplementary Financial Statement Information

	June 30, 2020	September 30, 2019
Inventories, net of reserves:
Finished products	$143.1	$120.5
Work in process	49.6	42.4
Raw materials	130.1	106.7
Total inventories, net of reserves	$322.8	$269.6

Accumulated amortization of software and other intangible assets	$635.7	$597.0

Investments included in Other assets	$47.6	$51.1

Investments

In the first quarter of fiscal 2019, we acquired $26.6 million of non-marketable equity securities that are valued at cost.

During the nine months ended June 30, 2020, we sold an equity investment with a carrying value of $3.1 million and recognized a loss of $0.3 million and recognized an impairment loss of $1.7 million on a cost method investment. These losses were recorded as a component of Investment income (expense) and other, net.

Supplemental Cash Flow Information

	Nine Months Ended June 30
	2020	2019
Non-cash investing activities:
Change in capital expenditures not paid	$1.8	$2.3
Sale of equity method investment	2.1	—
Total non-cash investing activities:	$3.9	$2.3

Non-cash financing activities:
Distribution of shares issued under stock-based compensation plans	$29.6	$10.4

Note 4. Business Combinations

Acquisitions

Connecta Soft, S.A. de C.V.

On May 18, 2020, we acquired the multiplatform medical device integration and connectivity software programs, products, and solutions of Connecta Soft, S.A. de C.V. (“Connecta”), a clinical communications software company based in Mexico, for total aggregate consideration of $7.7 million, comprised of $7.5 million cash and $0.2 million of contingent consideration measured at fair value as of the acquisition date. Contingent consideration is payable up to $4.0 million based upon the achievement of certain commercial milestones over the next 3.5 years. The purchase price is subject to certain post-closing adjustments.

The results of Connecta are included in the Front Line Care segment since the date of acquisition. The impact to reported revenue and net income for the three and nine months ended June 30, 2020 was not significant.

The following table summarizes the preliminary estimate of the fair value of assets acquired at the date of the Connecta acquisition. The fair value of assets acquired is still considered to be preliminary, however we do not expect further adjustments to be significant.

Amount
Goodwill	$4.8
Developed technology	2.9
Total purchase price	$7.7

Goodwill in connection with the Connecta acquisition of $4.8 million was recognized at the acquisition date related to the excess of the purchase price over the estimated fair value of the assets acquired, reflecting the value associated with advancing connected care in Mexico as well as creating lower cost opportunities to expand to other emerging markets. The goodwill was allocated entirely to our Front Line Care segment and is deductible for tax purposes in the United States.

The estimated useful life of the acquired developed technology is 10 years.

For the three and nine months ended June 30, 2020, we recognized $0.3 million of acquisition and integration costs associated with this transaction in Selling and administrative expenses.

Excel Medical Electronics

On January 10, 2020, we acquired all of the outstanding equity interest of Excel Medical Electronics (“Excel Medical”), a clinical communications software company located in the United States, for total aggregate consideration of $19.2 million, comprised of $13.1 million cash and $6.1 million of contingent consideration measured at fair value as of the acquisition date. The purchase price is subject to certain post-closing adjustments. Contingent consideration is comprised of $1.6 million, which was withheld at the close of the transaction and is payable upon completion of a supply contract modification, and estimated consideration measured at a fair value of $4.5 million, which is payable of up to $15.0 million based upon the achievement of certain commercial milestones over the next two years.

The results of Excel Medical are included in the Patient Support Systems segment since the date of acquisition. The impact to reported revenue and net income for the three and nine months ended June 30, 2020 was not significant.

The following table summarizes the preliminary estimate of the fair value of assets acquired and liabilities assumed at the date of the Excel Medical acquisition. The fair values of assets acquired and liabilities assumed are still considered to be preliminary, however we do not expect further adjustments to be significant.

Amount
Trade accounts receivable	$0.6
Inventories	0.9
Other current assets	0.1
Property, plant and equipment	0.1
Goodwill	9.8
Developed technology	10.9
Deferred revenue	(2.7)
Other current liabilities	(0.5)
Total purchase price, net of cash acquired	$19.2

Goodwill in connection with the Excel Medical acquisition of $9.8 million was recognized at the acquisition date related to the excess of the purchase price over the estimated fair value of the assets acquired and the liabilities assumed, reflecting the value associated with enhancing synergies, accelerating our leadership in care communications platform, and advancing our digital and mobile communications platform and capabilities. The goodwill was allocated entirely to our Patient Support Systems segment and is deductible for tax purposes in the United States.

The estimated useful life of the acquired intangible assets is 5 years for developed technology.

For the three and nine months ended June 30, 2020, we recognized $0.6 million and $1.4 million of acquisition and integration costs, including $0.5 million and $0.7 million related to contingent consideration, associated with this transaction in Selling and administrative expenses.

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

Goodwill in connection with the Breathe acquisition of $60.2 million was recognized at the acquisition date related to the excess of the purchase price over the estimated fair value of the assets acquired and the liabilities assumed, reflecting the value associated with enhancing synergies and accelerating our leadership in respiratory health products. The goodwill was allocated entirely to our Front Line Care segment and is not deductible for tax purposes in the United States.

The estimated useful lives of the acquired intangible assets are 2 years for trade name, 8 years for customer relationships and 11 years for developed technology.

For the three and nine months ended June 30, 2020, we recognized $0.5 million and $2.0 million of acquisition and integration costs in Selling and administrative expenses and $0.4 million and $2.7 million in Special charges related to this acquisition.

Voalte, Inc.

On April 1, 2019, we acquired all of the outstanding equity interests of Voalte, Inc. (“Voalte”), a clinical communications software company located in the United States, for total aggregate consideration of $181.0 million, comprised of $175.8 million cash and $5.2 million of contingent consideration measured at fair value as of the acquisition date. Contingent consideration was payable up to $15.0 million based upon achievement of certain commercial milestones by March 31, 2020. In the first quarter of fiscal 2020, we reduced the contingent consideration accrual by $8.4 million as the commercial milestones were not expected to be achieved, which was recorded as a component of Selling and administrative expenses. No contingent consideration was paid as the milestones were not achieved.

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

Goodwill in connection with the Voalte acquisition of $98.5 million was recognized at the acquisition date related to the excess of the purchase price over the estimated fair value of the assets acquired and the liabilities assumed, reflecting the value associated with enhancing synergies, accelerating our leadership in care communications platform and advancing our digital and mobile communications platform and capabilities. The goodwill was allocated entirely to our Patient Support Systems segment and is not deductible for tax purposes in the United States.

The estimated useful lives of the acquired intangible assets are 5 years for non-competition agreements and between 8 and 10 years for trade name, customer relationships and developed technology.

Videomed

On July 21, 2020, we closed on the acquisition of Videomed S.r.l. (“Videomed”), a developer of integrated video solutions in operating rooms, for cash consideration of $9.4 million, subject to certain post-closing adjustments. Additionally, contingent consideration is payable up to $3.7 million based upon the achievement of certain commercial milestones. The results of Videomed will be included in the Surgical Solutions segment from the date of acquisition. It is not practical to disclose the preliminary purchase price allocation for this transaction given the short period of time between the acquisition date and the filing of this report.

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

Disposition

On August 2, 2019, we completed a disposition to sell certain of our surgical consumable products and related assets for a purchase price of $166.6 million, which is net of cash and working capital adjustments. In fiscal 2019, we recorded pre-tax loss on this disposition of $15.9 million, including transaction costs of $4.0 million, in Investment income (expense) and other, net. During the three and nine months ended June 30, 2020, we recorded additional losses of $3.9 million and $4.2 million related to this transaction primarily due to income taxes. See Note 11. Income Taxes for further information. This disposition did not have a significant effect on our operations or financial results, and, therefore, has not been reported as a discontinued operation.

Note 5. Financing Agreements

Short-Term Borrowings

Securitization Facilities

In April 2020, we renewed our 364-day accounts receivable securitization program (the “Securitization Facility”) with certain financial institutions for borrowings up to $110.0 million. We also renewed our additional 364-day facility for borrowings up to $90.0 million (the “Note Securitization Facility”) in April 2020. The terms and conditions of the renewed April 2020 facilities are substantially similar to the May 2019 facilities. Under the terms of each the Securitization Facility and Note Securitization Facility, certain of our accounts receivable secure the amounts borrowed and cannot be used to pay our other debts or liabilities. The amount of permissible borrowings outstanding is determined based on the amount of qualifying accounts receivable at any point in time. Borrowings outstanding under the Securitization Facility and Note Securitization Facility bear interest at LIBOR plus the applicable margin of 0.8% and 0.9% and are included as a component of Short-term borrowings, while the accounts receivable securing these obligations remain as a component of Trade accounts receivable, net of allowances.

Long-Term Debt

As of June 30, 2020, there were $115.0 million outstanding borrowings on the Revolving Credit Facility and available borrowing capacity was $1,077.8 million after giving effect to the $7.2 million of outstanding standby letters of credit. As of September 30, 2019, there were $80.0 million outstanding borrowings on the Revolving Credit Facility, and available borrowing capacity was $1,112.8 million after giving effect to $7.2 million of outstanding standby letters of credit.

Long-Term Debt Redemption

In September 2019, we issued senior unsecured notes of $425.0 million maturing September 2027 that bear interest at a fixed rate of 4.375% annually and capitalized debt issuance costs of $6.3 million. On October 7, 2019, we used the net proceeds from the offering of these notes, together with funds borrowed from the Revolving Credit Facility maturing in August 2024, to redeem all of our previously outstanding senior unsecured 5.75% notes due September 2023 and to pay the prepayment premium of $12.2 million. We recorded a loss on extinguishment of debt of $15.6 million, which was comprised of the $12.2 million prepayment premium and $3.4 million of debt issuance costs previously capitalized.

See Note 6. Financing Agreements within the 2019 Form 10-K for the fiscal year ended September 30, 2019 for further information.

Fair Value

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The book values of our variable rate short-term debt instruments, our variable rate senior secured Term Loan A facility maturing in August 2024 and our variable rate Revolving Credit Facility approximate fair value.

The estimated fair values of our long-term debt instruments are described in the table below:

	June 30, 2020	September 30, 2019
Senior unsecured 5.00% notes due on February 14, 2025	$310.5	$312.4
Senior unsecured 4.375% notes due on September 15, 2027	435.4	435.4
Unsecured debentures	47.0	48.1
Total	$792.9	$795.9

The estimated fair values of our long-term unsecured debentures were based on observable inputs such as quoted prices in markets that are not active. The estimated fair values of the Senior Notes were based on quoted prices for similar liabilities. These fair value measurements were classified as Level 2.

Debt Covenants

As of June 30, 2020, we were in compliance with all debt covenants under our financing agreements.

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

Cash Flow Hedges

To manage our exposure to market risk from fluctuations in interest rates, we enter into interest rate swaps that are designated as cash flow hedges. As of June 30, 2020, we had interest rate swap agreements with an aggregate notional amount of $750.0 million to hedge the variability of cash flows through August 2024 associated with a portion of the variable interest rate payments on outstanding borrowings under our Senior Credit Agreement. As of September 30, 2019, we had interest rate swap agreements, with an aggregate notional amount of $750.0 million to hedge the variability of cash flows associated with a portion of the variable interest rate payments on outstanding borrowings under our Senior Credit Agreement through September 2021.

We are subject to variability in foreign currency exchange rates due to our international operations. We enter into currency exchange contracts that are designated as cash flow hedges to manage our exposure arising from fluctuating exchange rates related to specific and projected transactions. We operate this program pursuant to documented corporate risk management policies and do not enter into derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to our assets, obligations, and projected results of operations denominated in foreign currencies. Our currency risk consists primarily of foreign currency denominated firm commitments and projected foreign currency denominated intercompany and third-party transactions. As of June 30, 2020, the notional amount of outstanding currency exchange contracts was $13.6 million. As of September 30, 2019, the notional amount of outstanding currency exchange contracts was $6.7 million. The maximum length of time over which we hedge transaction exposures is generally 15 months. Derivative gains and losses, initially reported as a component of Accumulated other comprehensive income (loss), are reclassified to earnings in the period when the transaction affects earnings.

Net Investment Hedges

As of June 30, 2020, we had cross-currency swap agreements, with an aggregate notional amount of $198.3 million, to hedge the variability of net assets due to changes in the U.S. dollar-Euro spot exchange rates through July 2023. These cross-currency swaps are designated as net investment hedges of subsidiaries using the Euro as their functional currency.

We assess hedge effectiveness under the spot-to-spot method and record changes in fair value attributable to the translation of foreign currencies through Accumulated other comprehensive income (loss). We amortize the impact of all other changes in fair value of the derivatives through Interest expense, which was income of $1.3 million and $3.9 million for both the three and nine months ended June 30, 2020 and 2019.

Fair Value

We classify fair value measurements on our derivative instruments as Level 2. The estimated fair values of our derivative instruments are described in the table below:

Derivative Instruments	June 30, 2020	Condensed Consolidated Balance Sheet Position	September 30, 2019	Condensed Consolidated Balance Sheet Position
Interest Rate Swaps	$—	Other assets	$0.9	Other assets
Interest Rate Swaps	(49.8)	Other current liabilities	(7.7)	Other current liabilities
Currency Exchange Contracts	(0.7)	Other current liabilities	0.2	Other current assets
Cross-Currency Swaps	20.1	Other assets	16.9	Other assets
Total	$(30.4)		$10.3

Undesignated Derivative Instruments

We use forward contracts to mitigate the foreign exchange revaluation risk associated with recorded monetary assets and liabilities that are denominated in a non-functional currency. These derivative instruments are not formally designated as hedges and the terms of these instruments generally do not exceed one month. As of June 30, 2020, we had forward contracts not designated as hedges with aggregate notional amounts of $155.4 million. As of September 30, 2019, we had forward contracts not designated as hedges with aggregate notional amounts of $76.7 million. The following table summarizes unrealized and realized gains and losses for forward contracts not designated as hedges, which are recorded in Investment income (expense) and other, net.

	Three Months Ended June 30		Nine Months Ended June 30
	2020	2019	2020	2019
Unrealized gains (losses)	$0.5	$0.5	$0.5	$0.5
Realized gains (losses)	(0.1)	(1.3)	1.1	(1.6)

Note 7. Leases

Hillrom as the Lessee

We determine if an arrangement is a lease or contains a lease at contract inception. We lease real estate, automobiles, and equipment under various operating leases. A lease liability and ROU asset is recognized for operating leases with terms greater than one year at the lease commencement date. The lease liability is measured as the present value of all remaining fixed payments calculated using our estimated secured incremental borrowing rate. The ROU asset is measured as the sum of the lease liability and any initial indirect costs incurred, less any lease incentives received. We use our estimated secured incremental borrowing rate as most lease agreements do not specify an interest rate. Our lease agreements include leases that have both lease and non-lease components. We have elected to account for lease components and the associated non-lease components as a single lease component.

Our leases have remaining lease terms of approximately 1 year to 8 years. Many of our real estate and equipment leases include options to renew. Renewal periods are generally not included when calculating the remaining lease term unless we are reasonably certain to exercise a renewal option based on beneficial terms or significance of the leased asset to our operations.

Expense for operating leases and leases with a term of one year or less is recognized on a straight-line basis over the lease term. Lease expense is recorded in Cost of goods sold or Selling and administrative expenses based on the purpose of the leased asset. The following table summarizes our lease expense.

	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2020
Operating lease expense	$6.8	$20.6
Short-term leases and variable lease payments	3.1	8.7
Total	$9.9	$29.3

The following table summarizes the balance sheet classification of our operating leases and amounts of the ROU asset and lease liability as of June 30, 2020:

	Balance Sheet Classification	June 30, 2020
Right-of-use assets	Other assets	$75.3
Current lease liabilities	Other current liabilities	23.1
Non-current lease liabilities	Other long-term liabilities	56.8

Supplemental information:	June 30, 2020
Weighted-average discount rate	3.3%
Weighted-average remaining lease term in years	4.6

The following table summarizes the maturities of our operating leases as of June 30, 2020:

Fiscal Year	Amount
Remaining 2020	$6.8
2021	24.0
2022	18.7
2023	13.4
2024	8.3
2025	5.1
Thereafter	10.1
Total lease payments	86.4
Less: imputed interest	(6.5)
Total lease liability	$79.9

Disclosures Related to Periods Prior to Adopting the New Lease Guidance

As disclosed in the 2019 Form 10-K, future minimum payments under non-cancellable operating leases (excluding executory costs) aggregating $94.9 million for manufacturing facilities, warehouse distribution centers, service centers, sales offices, automobiles, and other equipment consisted of the following:

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

	Three Months Ended June 30		Nine Months Ended June 30		Condensed Consolidated Statements of Income Item
	2020	2019	2020	2019
Service cost	$0.5	$0.5	$1.3	$1.2	Cost of goods sold
Service cost	0.9	0.6	2.5	2.1	Selling and administrative expenses
Interest cost	1.9	3.1	6.8	9.4	Investment income (expense) and other, net
Expected return on plan assets	(3.4)	(3.7)	(10.8)	(11.1)	Investment income (expense) and other, net
Amortization of unrecognized prior service cost, net	—	0.1	0.1	0.1	Investment income (expense) and other, net
Amortization of net loss	1.9	0.7	5.0	1.8	Investment income (expense) and other, net
Settlement loss (gain)	(0.1)	—	8.4	—	Investment income (expense) and other, net
Net pension expense	$1.7	$1.3	$13.3	$3.5

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

On March 9, 2020, we transferred pension assets totaling $40.6 million to purchase annuity contracts for a certain population of retirees with a third-party insurance company. As a result, we recognized a non-cash settlement loss of $8.4 million for the nine months ended June 30, 2020, which is recorded as a component of Investment income (expense) and other, net in the Condensed Consolidated Statements of Income.

We have defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees. The general purpose of these plans is to provide additional financial security in retirement by providing employees with an incentive to regularly save a portion of their earnings. Our contributions to the plans are based on eligibility and, in some cases, employee contributions. Expense under these plans was $7.3 million and $23.6 million for the three and nine months ended June 30, 2020, and $6.9 million and $21.4 million for the three and nine months ended June 30, 2019.

Note 9. Other Comprehensive Income (Loss)

The following tables represent the changes in Other comprehensive income (loss) and Accumulated other comprehensive income (loss) by component for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance [2]
Derivative instruments designated as hedges [1]:
Currency exchange contracts	$0.4	$(1.2)	$(0.8)	$0.2	$(0.6)	$—	$(0.6)	$(0.6)
Interest rate swaps	(2.9)	(1.7)	(4.6)	1.1	(3.5)	(34.8)	(3.5)	(38.3)
Cross-currency swaps	(3.5)	—	(3.5)	0.9	(2.6)	16.3	(2.6)	13.7
Derivative instruments designated as hedges total	$(6.0)	$(2.9)	$(8.9)	$2.2	$(6.7)	$(18.5)	$(6.7)	$(25.2)
Foreign currency translation adjustment	17.1	—	17.1	—	17.1	(153.9)	17.1	(136.8)
Change in pension and postretirement defined benefit plans	0.2	1.4	1.6	(0.6)	1.0	(51.2)	1.0	(50.2)
Total	$11.3	$(1.5)	$9.8	$1.6	$11.4	$(223.6)	$11.4	$(212.2)

	Three Months Ended June 30, 2019
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Derivative instruments designated as hedges [1]:
Currency exchange contracts	$(0.8)	$0.4	$(0.4)	$0.1	$(0.3)	$0.4	$(0.3)	$0.1
Interest rate swaps	(9.0)	(1.8)	(10.8)	2.5	(8.3)	5.3	(8.3)	(3.0)
Cross-currency swaps	(1.0)	—	(1.0)	0.2	(0.8)	6.3	(0.8)	5.5
Derivative instruments designated as hedges total	$(10.8)	$(1.4)	$(12.2)	$2.8	$(9.4)	$12.0	$(9.4)	$2.6
Foreign currency translation adjustment	4.1	—	4.1	—	4.1	(122.5)	4.1	(118.4)
Change in pension and postretirement defined benefit plans	—	0.7	0.7	(0.3)	0.4	(29.8)	0.4	(29.4)
Total	$(6.7)	$(0.7)	$(7.4)	$2.5	$(4.9)	$(140.3)	$(4.9)	$(145.2)

The following tables represent the changes in Other comprehensive income (loss) and Accumulated other comprehensive income (loss) by component for the nine months ended June 30, 2020 and 2019:

	Nine Months Ended June 30, 2020
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance [2]
Derivative instruments designated as hedges [1]:
Currency exchange contracts	$0.1	$(1.1)	$(1.0)	$0.2	$(0.8)	$0.2	$(0.8)	$(0.6)
Interest rate swaps	(41.7)	(1.3)	(43.0)	9.9	(33.1)	(5.2)	(33.1)	(38.3)
Cross-currency swaps	1.9	—	1.9	(0.4)	1.5	12.2	1.5	13.7
Derivative instruments designated as hedges total	$(39.7)	$(2.4)	$(42.1)	$9.7	$(32.4)	$7.2	$(32.4)	$(25.2)
Foreign currency translation adjustment	8.6	—	8.6	—	8.6	(145.4)	8.6	(136.8)
Change in pension and postretirement defined benefit plans	0.1	(7.7)	(7.6)	1.7	(5.9)	(44.3)	(5.9)	(50.2)
Total	$(31.0)	$(10.1)	$(41.1)	$11.4	$(29.7)	$(182.5)	$(29.7)	$(212.2)

	Nine Months Ended June 30, 2019
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Impacts of ASU 2018-02 Adoption as of October 1, 2018	Net activity	Ending balance
Derivative instruments designated as hedges [1]:
Currency exchange contracts	$(0.3)	$0.2	$(0.1)	$—	$(0.1)	$0.2	$—	$(0.1)	$0.1
Interest rate swaps	(23.2)	(5.6)	(28.8)	6.7	(22.1)	18.3	0.8	(22.1)	(3.0)
Cross-currency swaps	9.3	—	9.3	(2.1)	7.2	(1.7)	—	7.2	5.5
Derivative instruments designated as hedges total	$(14.2)	$(5.4)	$(19.6)	$4.6	$(15.0)	$16.8	$0.8	$(15.0)	$2.6
Foreign currency translation adjustment	(13.1)	—	(13.1)	—	(13.1)	(105.3)	—	(13.1)	(118.4)
Change in pension and postretirement defined benefit plans	0.1	1.8	1.9	(0.6)	1.3	(24.5)	(6.2)	1.3	(29.4)
Total	$(27.2)	$(3.6)	$(30.8)	$4.0	$(26.8)	$(113.0)	$(5.4)	$(26.8)	$(145.2)

1 See Note 6. Derivative Instruments and Hedging Activity for information regarding our hedging strategies.
2 The estimated net amount of gains and losses reported in Accumulated other comprehensive income (loss) related to our derivative instruments designated as hedges as of June 30, 2020 that are expected to be reclassified into earnings within the next 12 months is expense of $7.7 million.

The following table represents the items reclassified out of Accumulated other comprehensive income (loss) and the related tax effects for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30
	2020			2019
	Amount reclassified	Tax effect	Net of tax	Amount reclassified	Tax effect [4]	Net of tax
Derivative instruments designated as hedges:
Currency exchange contracts [1]	$(1.2)	$0.4	$(0.8)	$0.4	$—	$0.4
Interest rate swaps [2]	(1.7)	0.4	(1.3)	(1.8)	0.2	(1.6)
Derivative instruments designated as hedges total	$(2.9)	$0.8	$(2.1)	$(1.4)	$0.2	$(1.2)
Change in pension and postretirement defined benefit plans [3]	1.4	(0.6)	0.8	0.7	(0.3)	0.4

The following table represents the items reclassified out of Accumulated other comprehensive income (loss) and the related tax effects for the nine months ended June 30, 2020 and 2019:

	Nine Months Ended June 30
	2020			2019
	Amount reclassified	Tax effect	Net of tax	Amount reclassified	Tax effect [4]	Net of tax
Derivative instruments designated as hedges:
Currency exchange contracts [1]	$(1.1)	$0.3	$(0.8)	$0.2	$—	$0.2
Interest rate swaps [2]	(1.3)	0.3	(1.0)	(5.6)	1.3	(4.3)
Derivative instruments designated as hedges total	(2.4)	0.6	(1.8)	(5.4)	1.3	(4.1)
Change in pension and postretirement defined benefit plans [3]	(7.7)	1.7	(6.0)	1.8	(6.8)	(5.0)

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

Note 10. Special Charges

Special charges are incurred in connection with various transformative initiatives, exit activities, and organizational changes to improve our business alignment and cost structure and are non-recurring in nature. Additional Special charges are expected to be incurred related to restructuring and transformative initiatives in future periods. It is not practicable to estimate the amount of these future expected costs until such time as the evaluations are complete. The following table summarizes the Special charges recognized for the three and nine months ended June 30.

Special Charges	Three Months Ended June 30		Nine Months Ended June 30
	2020	2019	2020	2019
Global information technology transformation	$6.7	$—	$15.3	$—
Exit activity costs:
Integration-related activities	2.4	4.7	9.2	11.2
Site consolidation	0.4	1.5	1.6	6.5
Total Special Charges	$9.5	$6.2	$26.1	$17.7

Global Information Technology Transformation

Management pursues opportunities to align our operations to achieve synergies and position the business for growth. In fiscal 2018, a global transformation program was launched that was focused on reducing complexity, increasing efficiency, and improving our cost structure with targeted investments that align with our strategic priorities.

As part of this program, management launched an initiative related to a global information technology transformation, including rationalizing and transforming our enterprise resource planning software solutions and other complementary information technology systems. For the three months ended June 30, 2020, we incurred $9.0 million related to this initiative of which $2.3 million was capitalized and $6.7 million was expensed in Special charges. For the nine months ended June 30, 2020, we incurred $28.3 million related to this initiative of which $13.0 million was capitalized and $15.3 million was expensed in Special charges. The objective of this initiative is to consolidate and streamline our key workstreams that interact with customers and vendors and support our financial reporting processes while maintaining the security of our data. The solutions designed under this initiative will be implemented over the next five to seven years.

Integration-Related Activities

We incurred costs, including severance and benefit costs, associated with other business realignment and integration activities. We acquired several businesses in fiscal 2019 and 2020 as disclosed within Note 4. Business Combinations for which we also continue to incur integration-related costs and severance costs.

Site Consolidation

We continue to streamline our operations and simplify our supply chain by consolidating certain manufacturing and distribution operations (“Site Consolidation”).

For all accrued severance and other benefit charges described above, we record reserves within Other current liabilities. The reserve activity for severance and other benefits for the nine months ended June 30, 2020 was as follows:

Balance as of September 30, 2019	$8.5
Expenses	4.9
Cash payments	(9.6)
Reversals	(0.5)
Balance as of June 30, 2020	$3.3

Note 11. Income Taxes

The effective tax rate for the three months ended June 30, 2020 was 21.9% compared to 28.7% for the comparable period in the prior year. The effective tax rate for the three months ended June 30, 2020 was favorably impacted primarily by an increased projected benefit for the deduction attributed to foreign derived intangible income (“FDII”) as well as larger unfavorable impacts from discrete items in the prior comparable period.

The effective tax rate for the nine months ended June 30, 2020 was 17.8% compared to 20.3% for the comparable period in the prior year. The effective tax rate for the nine months ended June 30, 2020 was favorably impacted primarily by an increased projected benefit for the deduction attributed to FDII as well as a small benefit from current year discrete items. The effective tax rate for the nine months ended June 30, 2020 was also favorably impacted by the reduction of the contingent consideration accrual of $8.4 million, that is not subject to tax.

Included in the third quarter of fiscal 2020 tax provision is additional tax expense of $4.1 million as a result of a change in the taxable gain from the disposition of certain of our surgical consumable products and related assets, which occurred in August 2019.

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

Earnings per share are calculated as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2020	2019	2020	2019
Net Income	$93.9	$32.6	$180.6	$124.3

Net Income per Basic Common Share	$1.41	$0.49	$2.71	$1.86

Net Income per Diluted Common Share	$1.40	$0.48	$2.68	$1.84

Average Basic Common Shares Outstanding (in thousands)	66,558	66,777	66,660	66,822
Add potential effect of exercise of stock options and other unvested equity awards	625	669	632	662
Average Diluted Common Shares Outstanding (in thousands)	67,183	67,446	67,292	67,484

Shares with anti-dilutive effect excluded from the computation of diluted EPS	291	258	298	299

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

The following summarizes accrued product warranty activity for the three and nine months ended June 30, 2020.

	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2020
Balance as of beginning of period	$29.0	$29.7
Provision for warranties in the period	5.2	13.0
Warranty claims in the period	(3.7)	(12.2)
Balance as of end of period	$30.5	$30.5

In the normal course of business, we enter into various other guarantees and indemnities in our relationships with suppliers, service providers, customers, business partners, and others. Examples of these arrangements would include guarantees of product performance, indemnifications to service providers, and indemnifications of our actions to business partners. These guarantees and indemnifications have not historically had a material impact on our financial condition or results of operations, nor do we expect them to, although indemnifications associated with our actions generally have no dollar limitations.

In conjunction with our acquisition and divestiture activities, we have entered into select guarantees and indemnifications of performance with respect to the fulfillment of commitments under applicable purchase and sale agreements. The arrangements generally indemnify the buyer or seller for damages associated with breach of contract, inaccuracies in representations, and warranties surviving the closing date and satisfaction of liabilities and commitments retained under the applicable contract. With respect to sale transactions, we also routinely enter into non-competition agreements for varying periods of time. Guarantees and indemnifications with respect to acquisition and divestiture activities, if triggered, could have a materially adverse impact on our financial condition and results of operations.

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

•Front Line Care – globally provides patient monitoring and diagnostic technologies, including a diversified portfolio of physical assessment tools that help diagnose, treat and manage a wide variety of illnesses and diseases, including respiratory and a portfolio of vision care health devices.

•Surgical Solutions – globally provides products that improve safety and efficiency in the surgical space, including tables, lights, pendants, precision positioning devices, and other accessories.

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

	Three Months Ended June 30		Nine Months Ended June 30
	2020	2019	2020	2019
Net Revenue - United States:
Patient Support Systems	$316.9	$290.8	$872.8	$806.1
Front Line Care	167.8	178.4	525.2	515.1
Surgical Solutions	22.5	60.2	97.6	169.7
Total net revenue - United States	$507.2	$529.4	$1,495.6	$1,490.9

Net Revenue - Outside of the United States (“OUS”):
Patient Support Systems	$130.9	$83.7	$301.2	$269.0
Front Line Care	84.3	66.0	239.8	205.8
Surgical Solutions	45.1	47.7	139.1	158.8
Total net revenue - OUS	$260.3	$197.4	$680.1	$633.6

Net Revenue:
Patient Support Systems	$447.8	$374.5	$1,174.0	$1,075.1
Front Line Care	252.1	244.4	765.0	720.9
Surgical Solutions	67.6	107.9	236.7	328.5
Total net revenue	$767.5	$726.8	$2,175.7	$2,124.5

Divisional Income:
Patient Support Systems	$129.2	$83.5	$262.4	$215.4
Front Line Care	81.1	69.5	232.5	198.5
Surgical Solutions	4.7	17.8	31.0	44.2

Other Operating Costs:
Non-allocated operating costs, administrative costs, and other	70.2	94.7	198.3	218.4
Special charges	9.5	6.2	26.1	17.7
Operating Profit	135.3	69.9	301.5	222.0

Interest expense	(17.3)	(23.1)	(55.8)	(66.2)
Loss on extinguishment of debt	—	—	(15.6)	—
Investment income (expense) and other, net	2.2	(1.1)	(10.5)	0.2
Income Before Income Taxes	$120.2	$45.7	$219.6	$156.0

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

Self-Insurance

We are involved in various claims, including product and general liability, workers’ compensation, auto liability and employment related matters. Such claims in the United States have deductibles and self-insured retentions at various limits up to $1.0 million per occurrence or per claim, depending upon the type of coverage and policy period. International deductibles and self-insured retentions are lower. We are also generally self-insured up to certain stop-loss limits for certain employee health benefits, including medical, drug, and dental. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims and outside actuarial analysis, which are based on historical information along with certain assumptions about future events. Such estimated reserves are classified as Other current liabilities and Other long-term liabilities.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis should be read in conjunction with the accompanying interim financial statements and our 2019 Form 10-K.

Hill-Rom Holdings, Inc. (the “Company,” “Hillrom,” “we,” “us,” or “our”) was incorporated on August 7, 1969 in the State of Indiana and is headquartered in Chicago, Illinois. We are a global medical technology leader whose approximately 10,000 employees have a single purpose: enhancing outcomes for patients and their caregivers by Advancing Connected CareTM. Around the world, our innovations touch over 7 million patients each day. Our products and services help enable earlier diagnosis and treatment, optimize surgical efficiency, and accelerate patient recovery while simplifying clinical communication and shifting care closer to home. We make these outcomes possible through connected smart beds, patient lifts, patient assessment and monitoring technologies, caregiver collaboration tools, respiratory health devices, advanced equipment for the surgical space and more, delivering actionable, real-time insights at the point of care.

Use of Non-GAAP Financial Measures

The accompanying Condensed Consolidated Financial Statements and related notes are presented in accordance with GAAP. In addition to the results reported in accordance with GAAP, we routinely provide operating margin, income before taxes, income tax expense and earnings per diluted share results on an adjusted basis as we believe these measures contribute to the understanding of our financial performance, provide additional analytical tools to understand our results from core operations and reveal underlying operating trends. These measures exclude strategic developments, acquisition and integration costs and related fair value adjustments, gains and losses associated with disposals of businesses or significant product lines, regulatory costs related to updating existing product registrations to comply with the European Medical Device Regulations, Special charges as described in Note 10. Special Charges, the transitional impacts of the U.S. Tax Cuts and Jobs Act (the “Tax Act”), changes in tax accounting methods, and other tax law changes as described in Note 11. Income Taxes within the 2019 Form 10-K, expenses associated with these tax items, the impacts of significant litigation matters, certain impacts of the COVID-19 pandemic, and other unusual events. We also exclude expenses associated with the amortization of purchased intangible assets. These adjustments are made to allow investors to evaluate and understand operating trends excluding their impact on operating income and earnings per diluted share.

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

•Front Line Care – globally provides patient monitoring and diagnostic technologies, including a diversified portfolio of physical assessment tools that help diagnose, treat and manage a wide variety of illnesses and diseases, including respiratory and a portfolio of vision care health devices.

•Surgical Solutions – globally provides products that improve safety and efficiency in the surgical space, including tables, lights, pendants, precision positioning devices, and other accessories.

Net Revenue

(In millions)					U.S.	OUS
	Three Months Ended June 30		Change As Reported	Constant Currency	Change As Reported	Change As Reported	Constant Currency
	2020	2019
Net Revenue:
Product sales and service	$685.8	$653.0	5.0%	6.2%	(6.5)%	33.5%	37.3%
Rental revenue	81.7	73.8	10.6%	10.9%	12.2%	0.3%	2.5%
Total net revenue	$767.5	$726.8	5.6%	6.6%	(4.2)%	31.9%	35.6%

Net Revenue:
Patient Support Systems	$447.8	$374.5	19.6%	20.6%	9.0%	56.4%	60.8%
Front Line Care	252.1	244.4	3.2%	4.4%	(5.9)%	27.7%	32.2%
Surgical Solutions	67.6	107.9	(37.4)%	(36.7)%	(62.7)%	(5.4)%	(3.8)%
Total net revenue	$767.5	$726.8	5.6%	6.6%	(4.2)%	31.9%	35.6%

OUS - Outside of the United States

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Consolidated Revenue

Product sales and service revenue increased 5.0% on a reported basis, and 6.2% on a constant currency basis, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increases were predominately driven by higher demand globally for Patient Support Systems and Front Line Care products, including those used to treat patients diagnosed with COVID-19, such as non-invasive ventilators sold under U.S. federal and state government contracts, and intensive care unit and med-surg beds, and vital sign monitoring products. These increases were partially offset by the decline in Surgical Solutions primarily due to the disposition of the surgical consumable products business in August 2019 and lower U.S. demand for products across all reportable segments due to challenges with hospital access for installation and lower physician-office visits.

Rental revenue increased 10.6% on a reported basis, and 10.9% on a constant currency basis, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increases were primarily due to increased deployment of beds within the Patient Support Systems rental portfolio for COVID-19 patients.

Business Segment Revenue

Patient Support Systems revenue increased 19.6% on a reported basis, and 20.6% on a constant currency basis, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increases were driven primarily by global sales growth due to accelerated customer demand for intensive care unit and med-surg beds and higher U.S. rental revenues due to COVID-19. The increases during the three months ended June 30, 2020 were partially offset by lower U.S. demand and project delays for care communications offering that require hospital access for installation. Revenue for the three months ended June 30, 2020 does not reflect approximately $0.2 million of revenue that was eliminated in fair value purchase accounting adjustments to deferred revenue related to recent acquisitions.

Front Line Care revenue increased 3.2% on a reported basis, and 4.4% on a constant currency basis, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increases were driven by non-invasive ventilator sales under U.S. federal and state government contracts related to COVID-19, and strong international demand for vital signs monitoring products, and physical assessment and diagnostic tools. These increases were primarily offset by declines in the United States due to lower demand of products used in hospitals and physician offices.

Surgical Solutions revenue decreased 37.4% on a reported basis, and 36.7% on a constant currency basis, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily related to the disposition of the surgical consumable products business in August 2019 and delays of capital projects and installations globally.

Net Revenue

(In millions)					U.S.	OUS
	Nine Months Ended June 30		Change As Reported	Constant Currency	Change As Reported	Change As Reported	Constant Currency
	2020	2019
Net Revenue:
Product sales and service	$1,947.1	$1,901.1	2.4%	3.3%	(0.1)%	7.9%	10.6%
Rental revenue	228.6	223.4	2.3%	2.6%	3.2%	(3.6)%	(1.4)%
Total net revenue	$2,175.7	$2,124.5	2.4%	3.2%	0.3%	7.3%	10.1%

Net Revenue:
Patient Support Systems	$1,174.0	$1,075.1	9.2%	10.0%	8.3%	12.0%	15.3%
Front Line Care	765.0	720.9	6.1%	6.8%	2.0%	16.5%	19.1%
Surgical Solutions	236.7	328.5	(27.9)%	(27.0)%	(42.5)%	(12.4)%	(10.5)%
Total net revenue	$2,175.7	$2,124.5	2.4%	3.2%	0.3%	7.3%	10.1%

Nine Months Ended June 30, 2020 Compared to the Nine Months Ended June 30, 2019

Consolidated Revenue

Product sales and service revenue increased 2.4% on a reported basis, and 3.3% on a constant currency basis, for the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019. The increases were predominately driven by higher demand globally for Patient Support Systems and Front Line Care products, including those used to treat patients diagnosed with COVID-19, such as non-invasive ventilators sold under U.S. federal and state government contracts, and intensive care unit and med-surg beds, and vital sign monitoring products, as well as new product launches and recent acquisitions. The increases were partially offset by the decline in Surgical Solutions due to the disposition of the surgical consumable products business in August 2019 and lower U.S. demand for products across all reportable segments, due to challenges with hospital access for installation and lower physician-office visits.

Rental revenue increased 2.3% on a reported basis, and 2.6% on a constant currency basis, for the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019. The increases were primarily due to the increased deployment of beds within the Patient Support Systems rental portfolio for COVID-19 patients, partially offset by the exit of a rental arrangement remaining from the previously divested third-party rental business.

Business Segment Revenue

Patient Support Systems revenue increased 9.2% on a reported basis, and 10.0% on a constant currency basis, for the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019. The increases were driven by global sales growth for intensive care unit and med-surg beds and increased U.S. rental revenues due to COVID-19, recent acquisitions and new product launches. The increases were partially offset by lower demand and project delays for care communications offering that require hospital access for installation. Revenue for the nine months ended June 30, 2020 does not reflect approximately $2.2 million of revenue that was eliminated in fair value purchase accounting adjustments to deferred revenue related to recent acquisitions.

Front Line Care revenue increased 6.1% on a reported basis, and 6.8% on a constant currency basis, for the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019. The increases were primarily driven by non-invasive ventilator sales under U.S. federal and state government contracts related to COVID-19, vital signs monitoring products, and physical assessment and diagnostic tools outside the United States. These increases were partially offset by declines in the United States of physical assessment and diagnostic tools used in hospitals and physician offices.

Surgical Solutions revenue decreased 27.9% on a reported basis, and 27.0% on a constant currency basis, for the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019 primarily due to the disposition of the surgical consumable products business in August 2019 and delays of capital projects and installations globally. The decreases were partially offset by higher demand for integrated operating tables during the first six months of the fiscal year.

Gross Profit

(In millions)	Three Months Ended June 30		Nine Months Ended June 30
	2020	2019	2020	2019
Gross Profit [1]
Product sales and service	$362.7	$320.7	$1,000.5	$929.8
Percent of Related Net Revenue	52.9%	49.1%	51.4%	48.9%

Rental	$46.3	$35.9	$117.7	$109.4
Percent of Related Net Revenue	56.7%	48.6%	51.5%	49.0%

Total Gross Profit	$409.0	$356.6	$1,118.2	$1,039.2
Percent of Total Net Revenue	53.3%	49.1%	51.4%	48.9%
1 Gross Profit is calculated as net product sales and service revenue and rental revenue less the related cost of goods sold or rental expenses as disclosed on the face of the Condensed Consolidated Statements of Income.

Three and Nine Months Ended June 30, 2020 Compared to the Three and Nine Months Ended June 30, 2019

Product sales and service gross profit increased by $42.0 million and $70.7 million, or 13.1% and 7.6%, for the three and nine months ended June 30, 2020 compared to the three and nine months ended June 30, 2019. The increases in gross profit were primarily driven by increased sales volume, which reflects the impact of COVID-19 on product demand and strategic changes including recent acquisitions and the disposition of the surgical consumable products business in August 2019. The increase in gross profit can also be attributed to lower costs due to improved efficiency in manufacturing and service activities during the three months ended June 30, 2020.

Rental gross profit increased $10.4 million and $8.3 million, or 29.0% and 7.6%, for the three and nine months ended June 30, 2020 compared to the three and nine months ended June 30, 2019 primarily due to higher volumes and lower costs associated with servicing the Patient Support Systems rental portfolio due to increased rental durations due to hospital needs for COVID-19 patients.

Refer to the section titled “The Impacts of COVID-19 on Hillrom” within Management’s Discussion & Analysis of Financial Condition and Results of Operations for further information.

Operating Expenses

(In millions)	Three Months Ended June 30		Nine Months Ended June 30
	2020	2019	2020	2019
Research and development expenses	$34.4	$34.1	$100.3	$103.9
Percent of Total Net Revenue	4.5%	4.7%	4.6%	4.9%

Selling and administrative expenses	$202.3	$217.1	$609.0	$613.3
Percent of Total Net Revenue	26.4%	29.9%	28.0%	28.9%

Acquisition-related intangible asset amortization	$27.5	$29.3	$81.3	$82.3
Percent of Total Net Revenue	3.6%	4.0%	3.7%	3.9%

Three and Nine Months Ended June 30, 2020 Compared to the Three and Nine Months Ended June 30, 2019

Research and development expenses remained relatively flat for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Research and development expenses decreased $3.6 million, or 3.5%, for the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019 due to the timing of projects.

Selling and administrative expenses decreased $14.8 million and $4.3 million, or 6.8% and 0.7%, for the three and nine months ended June 30, 2020 compared to the three and nine months ended June 30, 2019 primarily due to lower acquisition and integration costs in the fiscal year 2020, as well as lower travel expenses due to COVID-19, partially offset by increased information technology costs and investments in emerging markets.

Acquisition-related intangible asset amortization decreased $1.8 million and $1.0 million, or 6.1% and 1.2%, for the three and nine months ended June 30, 2020 compared to the three and nine months ended June 30, 2019 primarily due to the disposition of the surgical consumable products business in August 2019, offset by amortization of purchased intangibles as a result of recent acquisitions.

Special Charges and Other

(In millions)	Three Months Ended June 30		Nine Months Ended June 30
	2020	2019	2020	2019
Special charges	$9.5	$6.2	$26.1	$17.7

Interest expense	$(17.3)	$(23.1)	$(55.8)	$(66.2)
Loss on extinguishment of debt	$—	$—	$(15.6)	$—
Investment income (expense) and other, net	$2.2	$(1.1)	$(10.5)	$0.2

Three and Nine Months Ended June 30, 2020 Compared to the Three and Nine Months Ended June 30, 2019

In connection with various transformative initiatives, exit activities, and organizational changes to improve our business alignment and cost structure, we recognized Special charges of $9.5 million and $26.1 million for the three and nine months ended June 30, 2020 compared to $6.2 million and $17.7 million for the three and nine months ended June 30, 2019. These charges related to the initiatives described in Note 10. Special Charges.
Interest expense decreased $5.8 million and $10.4 million, or 25.1% and 15.7%, for the three and nine months ended June 30, 2020 compared to the three and nine months ended June 30, 2019 due to lower borrowing rates from the refinancing of senior unsecured notes of $425.0 million in September 2019 and declines in LIBOR impacting our variable rate debt under the Securitization and Revolving Credit Facilities.  See Note 5. Financing Agreements for additional information.

Loss on extinguishment of debt related to the refinancing of senior unsecured notes of $425.0 million in September 2019.  See Note 5. Financing Agreements for further information.

Investment income (expense) and other, net for the three months ended June 30, 2020 was income of $2.2 million comprised primarily of government aid received under programs related to COVID-19 and a litigation settlement award. Investment income (expense) and other, net for the three months ended June 30, 2019 was expense of $1.1 million driven primarily by unfavorable movements in foreign exchange rates.

Investment income (expense) and other, net for the nine months ended June 30, 2020 was expense of $10.5 million comprised primarily of the recognition of a non-cash pension plan settlement loss of $8.4 million, $2.0 million of losses related to our cost and equity method investments, and unfavorable movements in foreign exchange rates. These balances were partially offset by litigation settlement award and government aid received under programs related to COVID-19. See Note 3. Supplementary Financial Statement Information and Note 8. Retirement and Postretirement Plans for additional information.

Income Tax Expense

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

The effective tax rate for the three months ended June 30, 2020 was 21.9% compared to 28.7% for the comparable period in the prior year. The effective tax rate for the three months ended June 30, 2020 was favorably impacted primarily by increased projected benefits from the deduction attributed to foreign derived intangible income (“FDII”) as well as larger unfavorable impacts from discrete items in the prior comparable period. Included in the third quarter of fiscal 2020 tax provision is additional tax expense of $4.1 million as a result of a change in the taxable gain from the disposition of certain of our surgical consumable products and related assets, which occurred in August 2019.

The adjusted effective tax rate for the three months ended June 30, 2020 was 20.5% compared to 20.8% for the comparable period in the prior year. The lower rate in the current fiscal year is primarily due to higher favorable discrete items, including differences between our prior year tax provision and our filed returns.

Nine Months Ended June 30, 2020 Compared to the Nine Months Ended June 30, 2019

The effective tax rate for the nine months ended June 30, 2020 was 17.8% compared to 20.3% for the comparable period in the prior year. The effective tax rate for the nine months ended June 30, 2020 was favorably impacted primarily by an increased projected benefit for the deduction attributed to FDII as well as greater favorable discrete items in the current year. The effective tax rate for the nine months ended June 30, 2020 was also favorably impacted by the reduction of the contingent consideration accrual of $8.4 million, that is not subject to tax. See Note 4. Business Combinations for additional information. Included in the third quarter of fiscal 2020 tax provision is additional tax expense of $4.1 million as a result of a change in the taxable gain from the disposition of certain of our surgical consumable products and related assets, which occurred in August 2019.

The adjusted effective tax rate for the nine months ended June 30, 2020 was 19.7% compared to 20.3% for the comparable period in the prior year. The lower rate in the current fiscal year is primarily due relate to higher favorable discrete items, including the excess tax benefits on deductible stock compensation.

Earnings per Share

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Diluted earnings per share increased from $0.48 to $1.40 for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to higher volumes, expanded margins, lower tax rates and lower operating expenses.

Nine Months Ended June 30, 2020 Compared to the Nine Months Ended June 30, 2019

Diluted earnings per share increased from $1.84 to $2.68 for the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019 primarily due to higher gross profit and lower tax rates, partially offset by Loss on the extinguishment of debt of $15.6 million and a pension plan settlement of $8.4 million. See Note 5. Financing Agreements and Note 8. Retirement and Postretirement Plans for additional information.

Business Segment Divisional Income

(In millions)	Three Months Ended June 30		Change As Reported	Nine Months Ended June 30		Change As Reported
	2020	2019		2020	2019
Divisional Income:
Patient Support Systems	$129.2	$83.5	54.7%	$262.4	$215.4	21.8%
Front Line Care	81.1	69.5	16.7%	232.5	198.5	17.1%
Surgical Solutions	4.7	17.8	(73.6)%	31.0	44.2	(29.9)%

Refer to Note 14. Segment Reporting for a description of how divisional income is determined.

Three and Nine Months Ended June 30, 2020 Compared to the Three and Nine Months Ended June 30, 2019

Patient Support Systems divisional income increased $45.7 million and $47.0 million, or 54.7% and 21.8%, for the three and nine months ended June 30, 2020 compared to the three and nine months ended June 30, 2019 primarily due to global revenue growth, which is primarily driven by COVID-19 demand for intensive care unit and med-surg beds, which expanded gross profit due to improved efficiency in manufacturing and service activities during the three months ended June 30, 2020. Recent acquisitions also contributed to revenues for the nine months ended June 30, 2020. The increases in divisional income were partially offset by an increase in investments to support growth initiatives.
Front Line Care divisional income increased $11.6 million and $34.0 million, or 16.7% and 17.1% for the three and nine months ended June 30, 2020 compared to the three and nine months ended June 30, 2019 primarily driven by global sales growth for patient diagnostic and monitoring products and our low acuity-vitals products, partially driven by COVID-19, and respiratory health sales under U.S. federal and state government contracts related to COVID-19, which produced higher gross profits.

Surgical Solutions divisional income decreased $13.1 million and $13.2 million, or 73.6% and 29.9% for the three and nine months ended June 30, 2020 compared to the three and nine months ended June 30, 2019 primarily as a result of the disposition of the surgical consumable products business in August 2019 and lower customer demand primarily in the United States as health care customers prioritize the treatment of patients diagnosed with COVID-19, which is partially offset by higher gross margins and reductions in operating costs.

GAAP and Adjusted Earnings

Operating margin, income before income taxes, income tax expense, and earnings attributable to common shareholders per diluted share are summarized in the tables below for the three and nine months ended June 30, 2020 and the three and nine months ended June 30, 2019. GAAP amounts are adjusted for certain items to aid management in evaluating the performance of the business. Investors should consider these measures in addition to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. Income tax expense is computed by applying a blended statutory tax rate based on the jurisdictional mix of the respective before tax adjustment.

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

	Three Months Ended June 30, 2020				Three Months Ended June 30, 2019
	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS
GAAP Basis	17.6%	$120.2	$26.3	$1.40	9.6%	$45.7	$13.1	$0.48
Adjustments:
Acquisition and integration costs and related fair value adjustments [1]	0.2%	1.2	0.5	0.01	1.9%	13.9	2.8	0.16
Acquisition-related intangible asset amortization [2]	3.6%	27.5	6.6	0.31	4.0%	29.3	7.4	0.33
Field corrective actions [3]	0.1%	0.8	0.2	0.01	0.8%	5.6	1.4	0.06
Regulatory compliance costs [4]	0.5%	4.1	1.1	0.04	0.6%	4.6	1.1	0.05
Special charges [5]	1.2%	9.5	2.5	0.10	0.9%	6.2	1.5	0.07
Tax law and method changes [6]	—%	—	—	—	—%	—	(5.4)	0.08
Gain on disposition of business [7]	—%	(0.3)	(4.2)	0.06	—%	—	—	—
Pension settlement expense [8]	—%	(0.1)	—	—	—%	—	—	—
COVID-19 related costs and benefits, net [9]	0.5%	1.9	0.8	0.02	—%	—	—	—
Adjusted Basis	23.7%	$164.8	$33.8	$1.95	17.8%	$105.3	$21.9	$1.23
[1] Acquisition and integration costs and related fair value adjustments include legal and professional fees, temporary labor, consulting and other costs related to the closing and integration of acquired businesses, including purchase accounting adjustments for deferred revenue and other items, and contingent consideration. For the three months ended June 30, 2020, a fair value adjustment of $0.7 million represents purchase accounting adjustments for deferred revenue and contingent consideration associated with our business combinations in Note 4. Business Combinations.

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

[6] Tax law and method changes relate to tax expenses and related unrecognized tax benefits due to the Tax Cuts and Jobs Act enacted in the United States in December 2017. See Note 11. Income Taxes within the 2019 Form 10-K for the fiscal year ended September 30, 2019 for further information

[7] Gain on disposition of business relates to net gains recorded in Investment income and other, net and additional tax expense of $4.1 million as a result of a change in the taxable gain resulting from business dispositions, which occurred in August 2019.

[8] Pension settlement expense represents an actuarial adjustment of $0.1 million recorded as a component of Investment income (expense) and other, net. See Note 8. Retirement and Postretirement Plans for additional information.

9 COVID-19 related costs and benefits, net primarily represent incremental non-recurring special compensation costs paid to essential workers that continued to work in our production facilities and provide services to our customers, partially offset by the recognition of funding associated with government programs created in response to COVID-19. See Note 1. Summary of Significant Accounting Policies for additional information.

Nine Months Ended June 30, 2020 Compared to the Nine Months Ended June 30, 2019

	Nine Months Ended June 30, 2020				Nine Months Ended June 30, 2019
	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS
GAAP Basis	13.9%	$219.6	$39.0	$2.68	10.5%	$156.0	$31.7	$1.84
Adjustments:
Acquisition and integration costs and related fair value adjustments [1]	(0.1)%	(2.6)	1.4	(0.06)	0.7%	15.7	3.2	0.19
Acquisition-related intangible asset amortization [2]	3.7%	81.3	19.6	0.92	3.9%	82.3	19.7	0.93
Field corrective actions [3]	0.1%	2.1	0.6	0.02	0.3%	5.6	1.4	0.06
Regulatory compliance costs [4]	0.5%	12.9	3.1	0.15	0.5%	10.7	2.7	0.12
Special charges [5]	1.2%	26.1	6.1	0.30	0.8%	17.7	4.3	0.20
Tax law and method changes [6]	—%	—	—	—	—%	—	(4.4)	0.06
Debt refinancing costs [7]	—%	16.1	3.7	0.18	—%	—	—	—
Loss on disposition of business [8]	—%	0.2	(4.1)	0.06	—%	—	—	—
Pension settlement expense [9]	—%	8.4	1.9	0.10	—%	—	—	—
Litigation settlement [10]	—%	(1.2)	(0.3)	(0.01)	—%	—	—	—
COVID-19 related costs and benefits, net [11]	0.2%	1.9	0.8	0.02	—%	—	—	—
Adjusted Basis	19.5%	$364.8	$71.8	$4.36	16.7%	$288.0	$58.6	$3.40
[1] Acquisition and integration costs and related fair value adjustments include legal and professional fees, temporary labor, consulting and other costs related to the closing and integration of acquired businesses, including purchase accounting adjustments for deferred revenue and other items, and contingent consideration. For the nine months ended June 30, 2020, a fair value adjustment of $6.9 million represents purchase accounting adjustments for deferred revenue and contingent consideration associated with our business combinations in Note 4. Business Combinations.

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

[6] Tax law and method changes relate to tax expenses and related unrecognized tax benefits due to the Tax Cuts and Jobs Act enacted in the United States in December 2017. See Note 11. Income Taxes within the 2019 Form 10-K for the fiscal year ended September 30, 2019 for further information

[7] Debt refinancing costs are expenses related to the costs incurred between the issuance and redemption of our senior unsecured notes due 2027 and 2023. For the nine months ended June 30, 2020, debt refinancing costs include a loss on extinguishment of debt of $15.6 million related to the redemption of all of our previously outstanding senior unsecured 5.75% notes due September 2023 as discussed within Note 5. Financing Agreements, as well as $0.5 million of duplicative interest costs.

[8] Loss on disposition of business relates to losses recorded in Investment income (expense) and other, net and additional tax expense of $4.1 million as a result of a change in the taxable gain resulting from business dispositions, which occurred in August 2019.

[9] Pension settlement expense represents an actuarial loss totaling $8.4 million recorded as a component of Investment income (expense) and other, net. See Note 8. Retirement and Postretirement Plans for additional information.

[10] Litigation settlements and expenses are the aggregate charges, costs or recoveries associated with litigation settlements. For the nine months ended June 30, 2020, we received a litigation settlement award totaling $1.2 million, which was recorded as a component of Investment income (expense) and other, net.

11 COVID-19 related costs and benefits, net primarily represent incremental non-recurring special compensation costs paid to essential workers that continued to work in our production facilities and provide services to our customers, partially offset by the recognition of funding associated with government programs created in response to COVID-19. See Note 1. Summary of Significant Accounting Policies for additional information.

Liquidity and Capital Resources

	Nine Months Ended June 30
	2020	2019
Cash Flows Provided By (Used In):
Operating activities	$314.8	$301.1
Investing activities	(90.4)	(267.9)
Financing activities	(527.7)	(11.9)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1.3	(1.7)
(Decrease) Increase in Cash and cash equivalents	$(302.0)	$19.6

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

Operating Activities

Cash provided by operating activities increased $13.7 million for the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019 primarily due to higher net income, which is partially offset by the buildup of inventory to meet customer demand.

Investing Activities

Cash used in investing activities decreased by $177.5 million for the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019 primarily due to the acquisition of Voalte of $175.8 million during the nine months ended June 30, 2019. See Note 3. Supplementary Financial Statement Information and Note 4. Business Combinations for additional information.

Financing Activities

Cash used in financing activities increased $515.8 million for the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019 primarily due to the redemption of our previously outstanding senior unsecured 5.75% notes due September 2023 of $425.0 million, lower net borrowings of $65.0 million under the Revolving Credit Facility, and repayments of $37.6 million of long-term debt.

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

As of June 30, 2020, there were $115.0 million outstanding borrowings on the Revolving Credit Facility, and available borrowing capacity was $1,077.8 million after giving effect to the $7.2 million of outstanding standby letters of credit. As of September 30, 2019, there were $80.0 million outstanding borrowings on the Revolving Credit Facility, and available borrowing capacity was $1,112.8 million after giving effect to $7.2 million of outstanding standby letters of credit.

Our cash flows from operating activities for the nine months ended June 30, 2020 were not materially adversely impacted by COVID-19. There have been no changes to our cost of or access to our capital and funding sources. We have not identified instability with the financial institutions with whom we maintain our financing relationships. We believe we should be able to continue to service our outstanding borrowings or other financial obligations.

Our long-term debt instruments require nominal repayments over the next 12 months, with our next significant maturity occurring in August 2024. Since the beginning of the global COVID-19 pandemic in December 2019, we have not experienced liquidity constraints through either the movement of cash or under our Revolving Credit Facility. Furthermore, we have successfully extended our 364-day accounts receivable securitization facilities as of April 27, 2020. As of June 30, 2020, we were in compliance with all debt covenants under our financing agreements. See Note 5. Financing Agreements for additional information on our financing agreements.

We do not anticipate incurring significant incremental capital expenditures due to the pandemic. We will continue to evaluate the allocation of our capital spending and may delay discretionary capital spending or redirect capital spending to support the increased demand for certain products used to treat patients diagnosed with COVID-19.

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

As of June 30, 2020, approximately 52.5% of our cash and cash equivalents were held by our foreign subsidiaries. As of June 30, 2020, our practice and intention were to reinvest the earnings in our non-U.S. subsidiaries outside of the United States.

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

The Impacts of COVID-19 on Hillrom

During December 2019, an outbreak of COVID-19 was reported in Wuhan, China. Since that time, the virus spread globally and has resulted in confirmed cases in regions and countries in which we conduct our business. Subsequent to December 31, 2019, the World Health Organization declared COVID-19 a “Public Health Emergency of International Concern.” The United States and countries around the world are taking precautionary and preventive measures to reduce the spread of COVID-19. COVID-19 has impacted global economies as travel, leisure and discretionary consumer spending has reduced significantly causing companies to make commensurate changes to their investments, human capital, and financial outlooks.

Revenues and Customers

As a result of preventive and cautionary measures taken by Hillrom, other businesses and governments, we may experience changes in demand for certain of our products as health care customers prioritize the treatment of patients diagnosed with COVID-19. For the three and nine months ended June 30, 2020, we experienced an increase in demand for select products including intensive care unit and med-surg beds and specialty surfaces within Patient Support Systems, and respiratory health ventilators, thermometry and patient monitoring products within Front Line Care. We also experienced declines in revenue related to project delays in our care communications business. For the three months ended March 31, 2020, management estimated a net revenue impact of approximately $15 million. For the three months ended June 30, 2020, the net increase in total revenues is predominately due to the impact of COVID-19 on product demand.

For the remainder of fiscal 2020, we expect the demand for our product portfolio used to treat COVID-19 patients to decline overall, specifically for med-surg beds and respiratory health ventilators, while the demand for the remaining products may experience a modest recovery as hospitals and physician offices resume normal activities. These products include information technologies and software solutions in Patient Support Systems, operating room infrastructure in Surgical Solutions, and patient diagnostic tools in Front Line Care. The ultimate impact of the COVID-19 pandemic or a similar public health event remains highly uncertain and subject to change. In this regard, the extent of potential impacts on our business, healthcare systems and other customers and the U.S. and global economies as a whole continues to evolve, and the development of customer demand described above and other factors could materially and adversely affect our business, results of operations, financial condition and prospects. Management intends to continue focusing on the Company's strategic growth objectives, while also working to meet the demands resulting from the COVID-19 pandemic.

Operations and Workforce

We continue to actively manage our supply chain to ensure we secure raw materials and components for manufacturing products in high demand due to COVID-19. We have not experienced significant supply chain constraints nor significant increases in supply costs as a result of the pandemic and we continue to adjust resource allocation as needed to meet customer demand.

We continue to operate our production facilities as our products are essential to healthcare providers. During the three months ended June 30, 2020, incremental non-recurring special compensation costs of $3.7 million were paid to essential workers that continued to work in our production facilities and provide services to our customers. Some of our products are specifically being used to treat patients diagnosed with COVID-19. Many employees in our administrative functions have effectively worked remotely since mid-March. Due to the importance of Hillrom’s products relative to treating the virus, we have maintained employment levels and have prudently augmented staffing as needed to meet near-term incremental demand as a result of the pandemic.

As disclosed in Note 1. Summary of Significant Accounting Policies, we have benefited from government programs within the various jurisdictions in which we operate in the form of subsidies, incentives, cost relief and payment deferrals. Management will continue to evaluate these opportunities as well as the related requirements or restrictions to support our operations and workforce in a manner that allow us to continue to operate efficiently and effectively.

While Hillrom has not experienced significant adverse financial impacts to date, given the evolving nature of the pandemic, COVID-19 could negatively affect our sales, and it is uncertain how COVID-19 will affect our global operations generally should these impacts persist or exacerbate over an extended period of time. Any of these impacts could have a material adverse effect on our business, results of operations, financial condition and prospects. For further discussion, see the risk factor within PART II – OTHER INFORMATION, Item 1.A Risk Factors, entitled “Our business, results of operations, financial condition and prospects could be materially and adversely affected by the recent COVID-19 pandemic and the related effects on public health.” in our Form 10-Q for the quarterly period ended March 31, 2020.

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

We are subject to variability in foreign currency exchange rates in our international operations. Exposure to this variability is periodically managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. From time-to-time, we enter into currency exchange contracts to manage exposures arising from fluctuating exchange rates related to specific and forecasted transactions. We operate this program pursuant to documented corporate risk management policies and do not enter into derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currencies. The maximum length of time over which we hedge transaction exposures is generally 15 months. Derivative gains and losses, initially reported as a component of Accumulated other comprehensive income (loss), are reclassified to earnings in the period when the transaction affects earnings.

Refer to Note 6. Derivative Instruments and Hedging Activity for discussions and quantitative disclosures about our derivative agreements.

For additional information on market risks related to our pension plan assets, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk, in our 2019 Form 10-K.

Item 4. CONTROLS AND PROCEDURES

Our management, with the supervision and participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2020.

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

Item 1A. RISK FACTORS

There have been no material changes to our risk factors as disclosed in Item 1A - Risk Factors in the Form 10-K for the fiscal year ended September 30, 2019 and in the Form 10-Q for the quarterly period ended March 31, 2020.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (2)
April 1, 2020 - April 30, 2020	4,486	$108.18	—	$163.4
May 1, 2020 - May 31, 2020	608	$103.49	—	$163.4
June 1, 2020 - June 31, 2020	530	$105.00	—	$163.4
Total	5,624		—

(1)Shares purchased in the three months ended June 30, 2020 were in connection with employee payroll tax withholding for restricted stock distributions.

(2)In September 2019, the Board approved an additional $170.0 million for share repurchases. The below table reflects the date of Board approval, the authorized dollar value of the shares to be repurchased under each approval and the availability to repurchase as of June 30, 2020. As of June 30, 2020, a cumulative total of $346.6 million had been used, leaving us with availability of $163.4 million under the share repurchase program. There is no expiration date or plans to terminate this program in the future.

Board Approval Date	Authorized Dollar Value	Dollar Value of Shares Purchased Prior to Fiscal 2020	Dollar Value of Shares Purchased in Fiscal 2020	Availability to Purchase as of June 30, 2020
September 2013	$190.0	$190.0	$—	$—
November 2017	$150.0	$102.5	$47.5	$—
September 2019	170.0	—	6.6	163.4
Totals	$510.0	$292.5	$54.1	$163.4

Item 6. EXHIBITS

A. Exhibits

10.1
Amendment No. 4 to Loan and Security Agreement, dated as of April 27, 2020, among Hill-Rom Company, Inc., as initial servicer, Hill-Rom Finance Company LLC, as borrower, and MUFG Bank, Ltd., (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd.), as Group Agent, as Committed Lender and as Administrative Agent (Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated April 27, 2020)

10.2
Amendment No. 2 to Master Framework Agreement, dated as of April 27, 2020, by and among MUFG Bank, Ltd., as buyer, Hill-Rom Company, Inc., Hill-Rom Manufacturing, Inc., and each additional seller from time to time party thereto, as sellers, and Hill-Rom Company, as agent for the sellers (Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated April 27, 2020)

10.3
Amendment No. 1 to Hill-Rom Company Master Repurchase Agreement, dated as of April 27, 2020, by and among MUFG Bank, Ltd., as buyer, and Hill-Rom Company, Inc., as seller (Incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K dated April 27, 2020)

10.4
Amendment No. 1 to Hill-Rom Manufacturing Master Repurchase Agreement, dated as of April 27, 2020, by and among MUFG Bank, Ltd., as buyer, and Hill-Rom Manufacturing, Inc., as seller (Incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K dated April 27, 2020)

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

HILL-ROM HOLDINGS, INC.
(Registrant)

Date: July 31, 2020	By:	/s/ Barbara W. Bodem
	Name: Title:	Barbara W. Bodem Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)