Form 10-K
period 2020-09-30
Hill-Rom Holdings, Inc.
filed 2020-11-13
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2020
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____ to ____
Commission File No. 1-6651
HILL-ROM HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1160484
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

130 E. Randolph St. Suite 1000
Chicago, IL	60601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (312) 819-7200
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, without par value	HRC	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting common equity, held by non-affiliates of the registrant, was approximately $6.7 billion, based on the closing sales price of $100.60 per share as of March 31, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter). There is no non-voting common equity held by non-affiliates. The registrant had 66,812,909 shares of its common stock, without par value, outstanding as of November 11, 2020.

Documents incorporated by reference.
Certain portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on March 10, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K.

HILL-ROM HOLDINGS, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended September 30, 2020

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

Item 1.BUSINESS

General

Hill-Rom Holdings, Inc. (the “Company,” “Hillrom,” “we,” “us,” or “our”) was incorporated on August 7, 1969, in the State of Indiana and is headquartered in Chicago, Illinois. We are a global medical technology leader whose approximately 10,000 employees have a single purpose: enhancing outcomes for patients and their caregivers by Advancing Connected Care™. Around the world, our innovations touch over 7 million patients each day. Our products and services help enable earlier diagnosis and treatment, optimize surgical efficiency and accelerate patient recovery while simplifying clinical communication and shifting care closer to home. We make these outcomes possible through digital and connected care solutions and collaboration tools, including smart bed systems, patient monitoring and diagnostic technologies, respiratory health devices, advanced equipment for the surgical space and more, delivering actionable, real-time insights at the point of care.

Segment Information

We disclose segment information that is consistent with the way in which management operates and views the business. Our operating structure contains the following reportable segments:

•Patient Support Systems – globally provides an ecosystem of our digital and connected care solutions: devices, software, communications and integration technologies that improve care and deliver actionable insights to caregivers and patients in the acute care setting. Key products include care communications and mobility solutions, connected med-surg and ICU bed systems, sensors and surfaces, safe patient handling equipment and services.

•Front Line Care – globally provides integrated patient monitoring and diagnostic technologies – from hospital to home – that enable and support Hillrom’s connected care strategy. Our diverse portfolio includes secure, connected, digital assessment technologies to help diagnose, treat and manage a wide variety of illnesses and diseases, including respiratory therapy, cardiology, vision screening and physical assessment.

•Surgical Solutions – globally enables peak procedural performance, connectivity and video integration products that improve collaboration, workflow, safety and efficiency in the operating room, such as surgical video technologies, tables, lights, pendants, precision positioning devices and other accessories.

Net revenue, segment profitability and other measures of segment reporting for each reportable segment are set forth in Note 14. Segment Reporting of our Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K.

Products and Services

Patient Support Systems. Our Patient Support systems business include a variety of specialty frames and surfaces (such as medical surgical beds, intensive care unit beds, and bariatric patient beds), patient mobility solutions, non-invasive therapeutic products and surfaces, and our information technologies and software solutions in our Care Communications portfolio. These products are sold globally and are built to advance mobility, reduce patient falls and caregiver injuries, improve caregiver efficiency and prevent and care for pressure injuries. In addition, we also sell equipment service contracts for our capital equipment, primarily in the United States. Approximately 53%, 51% and 50% of our revenue in fiscal 2020, 2019 and 2018 was derived from this segment.

Front Line Care. Our Front Line Care products include our patient monitoring and diagnostics products from Welch Allyn and our respiratory health products. Our patient monitoring and diagnostics products from Welch Allyn include products in each of the following four categories: patient exam and diagnostics, patient monitoring, diagnostic cardiology and vision screening and diagnostics. Our respiratory health products include non-invasive devices that provide respiratory support and assist patients in the mobilization of retained blockages. Front Line Care products are sold globally within multiple care settings including primary care, acute care, extended care and home care (primarily respiratory health products). Approximately 36%, 34%, and 34% of our revenue in fiscal 2020, 2019 and 2018 was derived from products within this segment.

Surgical Solutions. Our Surgical Solutions products include tables, lights, pendants and operating room integration technology utilized within the surgical setting. We also offer a range of positioning devices for use in shoulder, hip, spinal and lithotomy surgeries as well as platform-neutral positioning accessories for nearly every model of operating room table. Approximately 11%, 15%, and 16% of our revenue in fiscal 2020, 2019 and 2018 was derived from products within this segment.

We have extensive distribution capabilities and broad reach across all health care settings. We primarily operate in the following channels: (1) sales and rentals of products to acute and extended care facilities worldwide through both a direct sales force and distributors; (2) sales and rentals of products directly to patients in the home; and (3) sales into primary care facilities (primarily Welch Allyn products) through distributors. Through our network of 163 North American and 39 international service centers, and approximately 2,000 service professionals, we provide technical support and services and rapidly deliver our products to customers as-needed, providing our customers flexibility to purchase or rent select products. This extensive network is critical to serving our customers and securing contracts with Group Purchasing Organizations (“GPOs”) and Integrated Delivery Networks (“IDNs”).

No single customer represents more than 10% of our revenue.

Acquisitions and Dispositions

Acquisitions

During fiscal 2020 and 2019, we acquired the following companies:

Fiscal Year	Company Name	Description of the Business	Description of the Acquisition
2020	Excel Medical Electronics (“Excel Medical”)	Clinical communications software company located in the United States	Purchased all of the outstanding equity interest.
2020	Connecta Soft, S.A. de C.V. (“Connecta”)	Clinical communications software company based in Mexico.	Purchased the multiplatform medical device integration and connectivity software programs, products, and solutions of the company.
2020	Videomed S.r.l. (“Videomed”)	Developer of integrated video solutions in operating rooms located in Italy.	Purchased all of the outstanding equity interest.
2019	Voalte, Inc. (“Voalte”)	Clinical communications software company located in the United States.	Purchased all of the outstanding equity interest.
2019	Breathe Technologies, Inc. (“Breathe”)	Developer and manufacturer of a patented wearable, non-invasive ventilation technology that supports improved patient mobility. Located in the United States.	Purchased all of the outstanding equity interest.

Asset Acquisition

During fiscal 2018, we acquired the right to use patented technology and certain related assets from a supplier to our Front Line Care segment.

Dispositions

During fiscal 2019 and 2018, we disposed of the following:

Fiscal Year	Segment	Description of the Disposition
2019	Surgical Solutions	Sold certain of our surgical consumable products and related assets.
2018	Patient Support Systems	Conveyed certain net assets related to our third-party rental business, comprised of purchased moveable medical equipment that could be rented to customers.

Refer to Note 3. Business Combinations for additional information regarding acquisitions and dispositions.

Raw Materials

Principal materials used in our products for each business segment include electronic and electromechanical components, carbon steel, aluminum, stainless steel, wood and laminates, petroleum-based products, such as foams and plastics, and other materials, majority of our raw material components are available from multiple sources.

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

Competition

Across our business, we compete on the basis of clinical expertise, resulting product clinical utility and ability to produce favorable patient outcomes, as well as value, quality, customer service, innovation and breadth of product offerings. We evaluate our competition based on our segments.

The following table displays our significant competitors with respect to each segment:

Segments	Competitors

Patient Support Systems	Arjo LINET spol. s.r.o. Paramount Rauland, a Division of AMETEK, Inc.	Stryker Corporation Vocera

Front Line Care	Electromed, Inc. Exergen Corporation GE Healthcare Heine Optotechnik Midmark Corporation	Mindray Medical International OMRON Healthcare, Inc. Philips Resmed Riester Schiller AG

Surgical Solutions	Draeger Maquet, a Division of Getinge AB MizuhoOSI	Skytron Steris Stryker Corporation

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

Environmental

We are subject to a variety of federal, state, local and foreign environmental laws and regulations relating to environmental and health and safety concerns, including the handling, storage, discharge and disposal of hazardous materials used in, or derived from our manufacturing processes. When necessary, we provide reserves in our financial statements for environmental matters. We do not expect the remediation costs for any environmental issues in which we are currently involved to exceed $1.0 million.

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

Research and development is expensed as incurred. Research and development expense in the fiscal years ended September 30, 2020, 2019 and 2018 was $136.5 million, $139.5 million and $135.6 million.

In addition, certain software development technology costs for software to be sold or licensed to customers are capitalized as intangibles and are amortized over a period of three to five years once the software is ready for its intended use. The amounts capitalized in the fiscal years ended September 30, 2020, 2019 and 2018 was approximately $15.3 million, $8.0 million and $2.4 million.

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

Foreign Operations

Information about our foreign operations is set forth in tables relating to geographic information in Note 14. Segment Reporting of our Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K.

Human Capital Resources

As of September 30, 2020, Hillrom had approximately 10,000 employees worldwide, with approximately 6,000 employees in the United States and approximately 4,000 employees outside of the United States. Hillrom’s global presence enables our strategic priority of expanding internationally and penetrating emerging markets with our differentiated solutions. Our employees are our most important assets and they set the foundation for our ability to achieve our strategic objectives. All of our employees contribute to Hillrom’s success and, in particular, the employees in our manufacturing, sales, research and development and quality assurance departments are instrumental in driving operational execution and strong financial performance, advancing innovation and maintaining a strong quality and compliance program.

The success and growth of Hillrom’s business depend in large part on our ability to attract, retain and develop a diverse population of talented and high-performing employees at all levels of our organization, including the individuals who comprise our global workforce as well as executive officers and other key personnel. To succeed in a competitive labor market, Hillrom has developed key recruitment and retention strategies, objectives and measures that we focus on as part of the overall management of our business. These strategies, objectives and measures form the pillars of our human capital management framework and are advanced through the following programs, policies and initiatives:

•Competitive Pay and Benefits. Hillrom’s compensation programs are designed to align the compensation of our employees with Hillrom’s performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. The structure of our compensation programs balances incentive earnings for both short-term and long-term performance. Specifically:

◦We provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location.

◦We engage nationally recognized outside compensation and benefits consulting firms to independently evaluate the effectiveness of our executive compensation and benefit programs and to provide benchmarking against our peers within the industry.
◦We align our executives’ long-term equity compensation with our shareholders’ interests by linking realizable pay with stock performance.
◦Annual increases and incentive compensation are based on merit, which is communicated to employees at the time of hiring and documented through our talent management process as part of our annual review procedures and upon internal transfer and/or promotion.
◦All employees are eligible for health insurance, paid and unpaid leaves, a retirement plan and life and disability/accident coverage. We also offer a variety of voluntary benefits that allow employees to select the options that meet their needs, including flexible time-off, telemedicine, paid parental leave, adoption assistance, a travel solution for nursing moms, family building benefits, prescription savings solutions, Veterans' Health Administration coverage in U.S. medical plans, transgender medical coverage, a personalized wellness program, a financial wellness program and expanded coverage for diabetic employees.

•Advancing and Celebrating Diversity, Inclusion and Belonging (“DIB”). DIB is vital to Hillrom’s ability to grow the business and innovate in an ever-changing, fast-paced environment. Our diverse and inclusive workplace encourages different perspectives and ideas, which we believe enables better business decisions and rapid innovation. The following are highlights of Hillrom’s DIB program:

◦We have established a DIB Council that provides strategic direction, guidance and advocacy for Hillrom's DIB initiatives and advancements and is led by our Chief Executive Officer and Chief Human Resources Officer and includes high-performing leaders from around the world.
◦As of September 30, 2020, women leaders made up 36% of Hillrom’s Board of Directors and 38% of Hillrom’s Executive Leadership Team.
◦We sponsor multiple Employee Resources Groups, which are employee-led and open to all employees, including: Pride Partnership; Individuals with Disabilities Empowered to Achieve; Veteran Employee Team; Embrace—A Black Professional Organization; Professional Women’s Group; and HOLA (Hillrom Organization for Latinex Advancement).
◦We recruit diverse talent through local partnerships with organizations such as RecruitMilitary, HACE (Hispanic Alliance for Career Enhancement), Diversity Best Practice, National Society of Black Engineers and Getting Hired (focused on individuals with disabilities).

•Health and Safety. Health and safety are firmly rooted across Hillrom's global footprint. In fiscal 2020, Hillrom completed the deployment across its manufacturing facilities of its new environmental health and safety management system, which is designed to streamline data collection, ensure greater consistency and accuracy across global operations and improve health and safety performance. We prioritize, manage and carefully track safety performance at all locations globally and integrate sound safety practices to make a meaningful difference in every facet of our operations. During fiscal 2020, Hillrom reduced its recordable injury rate compared to fiscal 2019 by 27% (0.38 recordable injuries per 100 workers per year) on a company-wide basis and by 56% (0.32 recordable injuries per 100 workers per year) across its manufacturing operations.

In response to the COVID-19 pandemic and related mitigation measures, we implemented changes in our business in March 2020 in an effort to protect our employees and customers, and to support appropriate health and safety protocols. For example, we installed physical barriers between employees in production facilities, implemented extensive cleaning and sanitation processes for both production and office administration spaces and implemented broad work-from-home initiatives for employees in our administrative functions. While Hillrom’s essential workers (production and field service employees) have continued to work at our facilities and provide vital service to our customers, most employees in our administrative functions have effectively worked remotely since mid-March. During the fiscal year ended September 30, 2020, incremental non-recurring special compensation costs of $3.7 million were paid to Hillrom’s essential workers.

•Labor Relations/Fair Labor Practice. We are committed to equal opportunity employment and working effectively with existing unions. As of September 30, 2020, approximately 8% of our employees in the United States (including contingent workers) worked under collective bargaining agreements. We have not experienced a work stoppage in the United States in over 40 years, and we believe that our employee relations are satisfactory. The two collective bargaining agreements at our primary U.S. manufacturing facility expire in January 2021 and January 2022. We are also subject to various collective bargaining arrangements and/or national trade union agreements outside the United States. As of September 30, 2020, approximately 65% of our employees outside the United States (including contingent workers) worked under such arrangements.

•Recruitment, Training and Development. We use recruitment vehicles to attract diverse talent to our organization, including partnerships with local and national organizations, HBCUs (Historically Black Colleges and Universities) and various social media outlets. Hillrom invests in learning opportunities that foster a growth mindset. Our formal offerings include a tuition reimbursement program, an e-learning platform known as Hillrom University (“HRU”) and virtual workshops that support our culture, strategy and the development of crucial skills. To measure the impact of the investments we make in our people, and to help us continually improve our human resources programs, we regularly track a number of critical metrics, including the following:

◦Internal Hires: We track the percentage of open positions filled with internal candidates and use this metric as a measure of how successfully we are promoting talent from within. For the fiscal year ended September 30, 2020, the data was as follows:
▪Director and above: 34%
▪Manager and above: 45%
▪All levels: 31%

◦Employee Satisfaction: We conduct an anonymous bi-annual engagement survey of our global workforce. Administered and analyzed by an independent third-party, the survey results are reviewed by the executive officers. The results of this engagement survey are shared with individual managers, who are then tasked with taking action based on their employees’ anonymous feedback (both quantitative and qualitative). By paying close attention to the results both at an aggregate enterprise level as well as at a department/business/work group level, Hillrom has been able to enhance its culture of respect, help educate employees more effectively about our benefits offerings as well as our learning and development opportunities and further improve our communications content, mechanisms and frequency.

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

John P. Groetelaars, 54, was elected President and Chief Executive Officer of Hillrom, effective May 2018. Previously, Mr. Groetelaars was Executive Vice President and President of Becton, Dickinson and Company’s (“BD”) Interventional Segment. Prior to the BD acquisition of C.R. Bard, Mr. Groetelaars was Group President at Bard, which he had joined in 2008. He previously held positions of increasing responsibility with Boston Scientific Corporation, Guidant Corporation and Eli Lilly.

Barbara W. Bodem, 52, was elected Senior Vice President and Chief Financial Officer, effective December 2018. Before joining Hillrom, she served as Senior Vice President, Finance at Mallinckrodt. Previously, she served in a variety of senior finance roles for Hospira, Inc. and Eli Lilly, including serving as CFO of Lilly Oncology.

Amy Dodrill, 47, was elected Senior Vice President and President, Surgical Solutions, effective June 2019. She had previously served as Vice President of our U.S. Surgical Solutions sales operations and prior to that, as an area vice president in our Patient Support Systems business since joining Hillrom in October 2011. Before joining Hillrom, she held several senior leadership roles at DynaVox Systems LLC and GE Healthcare.

Andreas G. Frank, 44, was elected Senior Vice President and President, Front Line Care, effective December 2018. He previously served as Chief Transformation Officer and Senior Vice President Corporate Development and Strategy, since joining Hillrom in October 2011. Before joining Hillrom, he was Director, Corporate Development at Danaher Corporation. Previously, he worked in the Corporate Finance and Strategy practice at the consulting firm McKinsey & Company.

Paul Johnson, 55, was elected as Senior Vice President and President of Patient Support Systems, effective November 2016. He had previously served as President, PSS North America, since joining Hillrom in February 2013. Before joining Hillrom, he held various commercial leadership positions at Life Technologies and GE Healthcare.

Mary Kay Ladone, 54, was elected Senior Vice President, Corporate Development, Strategy and Investor Relations, effective December 2018. She previously served as Vice President, Investor Relations, since joining Hill-Rom in July 2016. Before joining Hillrom, she served as Senior Vice President, Investor Relations, of Baxalta Incorporated. Previously, she served in a variety of senior finance, business development and investor relations roles for Baxter International.

Kenneth Meyers, 58, was elected Senior Vice President and Chief Human Resources Officer, effective September 2015. Before joining Hillrom, he was Senior Vice President and Chief Human Resources Officer at Hospira, Inc. Previously, he was a partner at Mercer / Oliver Wyman Consulting. Prior to Mercer / Oliver Wyman, he served as Senior Vice President, Human Resources, for Starbucks International.

Deborah M. Rasin, 54, was elected Senior Vice President, Chief Legal Officer and Secretary, effective January 2016. Before joining Hillrom, she was General Counsel for Dentsply International Inc. Previously, she served as General Counsel at Samsonite Corporation and as a senior attorney at General Motors.

Richard M. Wagner, 52, was elected Vice President, Controller and Chief Accounting Officer, effective May 2018. Before joining Hillrom, he was Vice President, Finance at Cree, Inc. and prior to that role, he served as Vice President, Corporate Controller at Dentsply Sirona, Inc.

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

Item 1A.RISK FACTORS

Our business involves risks related to economic, market, regulatory and legislative factors in the jurisdictions in which we operate. The following information about these risks should be considered carefully together with the other information contained herein. The risks described below are not the only risks faced by Hillrom. Additional risks not currently known or considered immaterial also might result in adverse effects on our business. Any of these risks could have a material adverse impact on our business, financial condition, future results or cash flows. The order in which these factors appear should not be construed to indicate their relative importance or priority.

COVID-19 Risks

Our business, results of operations, financial condition and prospects could be materially and adversely affected by the ongoing COVID-19 pandemic and the related effects on public health.

In December 2019, there was an outbreak of a novel strain of coronavirus (COVID-19) in China that has since spread to nearly all regions of the world. The outbreak was subsequently declared a pandemic by the World Health Organization in March 2020. To date, the COVID-19 outbreak and preventive measures taken to contain or mitigate the outbreak have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas and significant disruption in global financial markets.

In response to the COVID-19 pandemic and related mitigation measures, we implemented changes in our business in March 2020 to protect our employees and customers through appropriate health and safety protocols. For example, we installed physical barriers between employees in production facilities, implemented extensive cleaning and sanitation processes for both production and office administration spaces, and implemented broad work-from-home initiatives for employees in our administrative functions. Implementing these measures resulted in additional costs in fiscal 2020, which we expect will continue in fiscal 2021 as we work to address employee safety. These additional costs did not have a material impact on our Statements of Consolidated Income during fiscal 2020, and we anticipate a similar impact for fiscal 2021.

Although we experienced some challenges in connection with the COVID-19 pandemic, including declines in revenue related to project delays in our care communications business and reduced demand for certain of our patient exam and diagnostic products, at this time, we have not experienced a negative impact on our liquidity or results of operations. While we generally expect the level of demand for our products negatively impacted by the COVID-19 pandemic to recover as we progress through fiscal 2021, we are unable to predict the ultimate impact of the COVID-19 outbreak, including the nature and timing of when demand recovery may occur. The continued spread of COVID-19 could negatively impact our business, results of operations, financial condition and prospects in a number of ways in the future. For example, it could, among other things:

•interrupt, slow, or render our supply chains inoperable, resulting in more expensive alternative sources of labor and materials or an inability to find such alternative sources of labor and materials for our products;
•subject us to governmental mandates and quarantines that may require forced shutdowns of our facilities for extended or indefinite periods due to public health measures;
•increase regulation of our industry, up to and including the exercise of war powers under The Defense Production Act of 1950, as amended, which could require us to turn over our production capabilities to the U.S. Government;
•substantially interfere with general commercial activity related to our customer base if our customers' businesses are affected by the outbreak, including through delays or reductions of purchases of our products;
•diminish our ability to adequately predict customer demand for our products, which could adversely impact our ability to effectively manage inventory levels;
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
•contribute to adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of domestic and international credit markets, which could negatively impact our customers' ability to pay us as well as our ability to access capital that could in the future negatively affect our liquidity;
•result in the establishment of trade barriers that disrupt the flow of goods and increase costs associated with logistics and transportation;
•decrease our ability to grow our business through mergers, acquisitions and other similar business arrangements during any such pandemic or other outbreak as targets focus on operating their respective businesses;
•negatively impact innovation and development of new products as our research and development (“R&D”) teams may be required to work from home and resources and energy may be redirected during any such outbreak; or
•contribute to a recession or market correction that could adversely affect the value of our common stock.

The situation surrounding the COVID-19 pandemic remains fluid, and given its inherent uncertainty, it could have an adverse impact on our business in the future. The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, suppliers, service providers and business partners. If COVID-19 continues to spread and escalate domestically or internationally, or if governments impose additional measures intended to mitigate the spread and related effects of the pandemic, the risks described above could be elevated significantly.

Should these conditions persist for a prolonged period, the COVID-19 pandemic, including any of the above factors and others that are currently unknown, could have a material adverse impact on our business, results of operations, financial condition and prospects and could heighten many of our known risks described in this Item 1A. Risk Factors, any of which could have a material effect on us.

Regulatory Risks

We face significant uncertainty in our industry due to government health care reform, healthcare reform laws, changes in Medicare, Medicaid and other governmental medical program reimbursements and for which we cannot predict how such reforms will impact our operating results.

In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation through the passage of the Patient Protection and Affordable Health Care Act (H.R. 3590) and the Health Care and Education Reconciliation Act (H.R. 4872) (collectively, “the Healthcare Reform Act”). The provisions of the Healthcare Reform Act are intended to expand access to health insurance coverage and improve the quality of healthcare over time. However, other provisions of the legislation, including Medicare provisions, aim to decrease costs through comparative effectiveness research, and pilot programs to evaluate alternative payment methodologies could result in pricing pressure or negatively impact the demand for our products.

We cannot predict with certainty what additional future health care initiatives, if any, will be implemented at the federal or state level, or what the ultimate effect of federal health care reform or any future legislation or regulation will have on us. Globally, managed care organizations, such as Medicare and Medicaid in the United States, are facing increasing pressure to both control health care utilization and to limit reimbursement. Changes in reimbursement programs or their regulations, including retroactive and prospective rate and coverage criteria changes, competitive bidding for certain products and services, and other changes intended to reduce expenditures (domestically or internationally), could adversely affect the portions of our businesses that are dependent on third-party reimbursement or direct governmental payments. Moreover, to the extent that our healthcare provider customers experience reimbursement pressure resulting in lower revenue for them, their demand for our products and services might decrease. The impact of the above-mentioned items could have a material adverse impact on our business, results of operations and cash flows.

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

We are subject to stringent laws and regulations at both the federal and state levels governing the participation of durable medical equipment suppliers in federal and state health care programs. From time to time, the government seeks additional information related to our claims submissions, and in some instances government contractors perform audits of payments made to us under Medicare, Medicaid, and other federal health care programs. On occasion, these reviews identify overpayments for which we submit refunds. At other times, our own internal audits identify the need to refund payments. We believe the frequency and intensity of government audits and review processes has grown and we expect this will continue in the future, due to increased resources allocated to these activities at both the federal and state Medicaid level, and greater sophistication in data review techniques.

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

Capital and Credit Risks

We have a substantial amount of indebtedness. This level of indebtedness could adversely affect our ability to raise additional capital to fund operations, our flexibility in operating our business and our ability to react to changes in the economy or our industry.

As of September 30, 2020, we had $1,878.0 million of indebtedness outstanding net of certain issuance costs. As a result of this debt, we have significant demands on our cash resources. The level of debt could, among other things:

•require us to dedicate a large portion of our cash flow from operations to the servicing and repayment of our debt, thereby reducing funds available for working capital, capital expenditures, research and development expenditures and other general corporate requirements;
•limit our ability to obtain additional financing to fund future working capital, capital expenditures, research and development expenditures and other general corporate requirements;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, including the continued impacts of COVID-19, which could require additional resources or a reallocation of capital to respond to changing priorities;
•restrict our ability to make strategic acquisitions or dispositions or to maximize business opportunities;
•adversely affect our credit rating, with the result that the cost of servicing our indebtedness might increase;
•adversely affect the market price of our common stock;
•limit our ability to apply proceeds from an offering or asset sale to purposes other than the servicing and repayment of debt; and
•cause us to fail to meet payment obligations or otherwise default under our debt, which will give our lenders the right to accelerate the indebtedness and exercise other rights and remedies against us.

In addition to the indebtedness we had outstanding as of the fiscal year ended September 30, 2020, we might incur substantial additional indebtedness in the future, which could cause the related risks to intensify. We may refinance all or a portion of our indebtedness on or before their respective maturities. We cannot provide assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. The terms of any additional debt might give the holders rights, preferences, and privileges senior to those of holders of our common stock, particularly in the event of liquidation. The terms of any new debt might also impose additional and more stringent restrictions on our operations than are currently in place. If we are unable to refinance our debt, we might default under the terms of our indebtedness, which could lead to an acceleration of the required repayment of the outstanding balance. We do not expect that we could repay all of our outstanding indebtedness if the repayment of such indebtedness was accelerated.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under the Senior Credit Agreement and Securitization Facilities will be at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming all loans under the Senior Credit Agreement and Securitization Facilities were fully drawn, each quarter point change in interest rates, excluding the effects of any interest rate swap agreements, would result in a $5.9 million change in annual interest expense on our indebtedness under the Senior Credit Agreement and Securitization Facilities. In the future, we may enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

Our Senior Credit Agreement, Securitization Facilities and certain derivative instruments use the London Interbank Offered Rate (“LIBOR”) as a benchmark for establishing interest rates. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to phase out LIBOR by the end of December 2021. We may have to negotiate new credit terms or potentially incur additional indebtedness that rely on an alternative interest rate method to LIBOR as a result of the LIBOR phase out. Any legal or regulatory changes made in response to LIBOR’s future discontinuance may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, or changes in the rules or methodologies in LIBOR. In addition, alternative methods to LIBOR may not yet have been established by the end of December 2021, and the impact of such alternative methods may be impossible or impracticable to determine. While we do not expect that the transition from LIBOR will have a material adverse effect on our results of operations and cash flows, it is still uncertain at this time.

Adverse developments in general domestic and worldwide economic conditions and instability and disruption of credit markets could have an adverse effect on our operating results, financial condition, or liquidity.

We are subject to risks arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of domestic and international credit markets. The credit and capital markets could experience extreme volatility and disruption that could lead to periods of recessionary conditions and depressed levels of consumer and commercial spending. These recessionary conditions could cause customers to reduce, modify, delay or cancel plans to purchase our products and services. If our customers reduce investments in capital expenditures or utilize their limited capital funds to invest in products that we do not offer, it could negatively impact our operating results. Even if our revenue remains constant, our profitability could decline if there is a shift to sales of product mix or geographic locations with less favorable margins. Moreover, volatility in the credit markets could adversely affect our suppliers’ access to capital and therefore their ability to continue to provide an adequate supply of the materials we use in our products and may result in higher supply costs.

If worldwide economic conditions worsen, we would expect our customers to scrutinize costs resulting from pressures on operating margin due to rising supply costs, reduced investment income and philanthropic giving, increased interest expense, reimbursement pressure, reduced elective health care spending and uncompensated care.

Operating and Product Risks

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

The nature of this highly competitive marketplace demands that we successfully introduce new products into the market in a cost-effective manner (more fully detailed below). These factors, along with possible legislative developments and others, might result in significant shifts in market share among the industry’s major participants, which includes us. Accordingly, if we are unable to effectively differentiate ourselves from our competitors in terms of new products and diversification of our product portfolio through business acquisitions, then our market share, sales and profitability could be adversely impacted through lower volume or decreased prices.

Our future financial performance will depend in part on the successful introduction of new products into the marketplace in a cost-effective manner.

Our future financial performance will depend in part on our ability to influence, anticipate, identify and respond to changing consumer preferences and needs, including those impacted by COVID-19, or a possible resurgence of COVID-19. We can provide no assurances that our new products will achieve commercial acceptance in the marketplace. We might not correctly anticipate or identify trends in customer preferences or needs or might identify them later than competitors do. In addition, difficulties in manufacturing or in obtaining regulatory approvals might delay or prohibit introduction of new products into the marketplace. Further, we might not be able to develop and produce new products at a cost that allows us to meet our goals for profitability. We may not be able to obtain patent protection on our new products or be able to defend our intellectual property rights globally. Warranty claims and service costs relating to our new products might be greater than anticipated, and we might be required to devote significant resources to address any quality issues associated with our new products, which could reduce the resources available for further new product development and other matters. In addition, the introduction of new products might also cause customers to defer purchases of existing products.

Failure to successfully introduce new products in a cost-effective manner, or delays in customer purchasing decisions related to the evaluation of new products, could cause us to lose market share and could materially adversely affect our business.

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

International sales represent approximately 32% of our total sales in fiscal 2020. We anticipate that international sales will continue to represent a significant portion of our total sales in the future. In addition, we have multiple manufacturing facilities and third-party suppliers that are located outside of the United States. As a result, our international sales, as well as our sales in the United States, of products produced or sourced internationally, are subject to risks and uncertainties that can vary by country, such as political instability, economic conditions, foreign currency exchange rate fluctuations, changes in tax laws, regulatory and reimbursement programs and policies, and the protection of intellectual property rights. COVID-19 could contribute to these conditions or trigger legislative or regulatory responses that could directly or indirectly effect our business. In addition, our collections of international receivables are subject to economic pressures and the actions of some governmental authorities that have initiated various austerity measures to control health care and other governmental spending.

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

Materials and Manufacturing Risks

Increased prices for, or unavailability of, raw materials or sub-assemblies used in our products could adversely affect profitability or revenue. Specifically, our results of operations could be adversely affected by high prices for metals, fuel, plastics and other petroleum-based products, and the impact of U.S. and foreign legislation, regulations and trade agreements relating to the materials we import. We also rely on single suppliers for the procurement of several raw materials and sub-assemblies.

Our profitability is affected by the prices and availability of the raw materials and sub-assemblies used in the manufacture of our products. These prices might fluctuate based on many factors beyond our control, including, but not limited to, changes in supply and demand, general economic conditions, including the ongoing impact of COVID-19, or a possible resurgence of COVID-19, labor costs, fuel related delivery costs, competition, and currency exchange rates. Our business is also subject to risks associated with U.S. and foreign legislation, regulations and trade agreements relating to the materials we import, including quotas, duties, tariffs or taxes, and other charges or restrictions on imports, which could adversely affect our operations and our ability to import materials used in our products at current or increased levels. We cannot predict whether additional U.S. and foreign customs quotas, duties (including antidumping or countervailing duties), tariffs, taxes or other charges or restrictions, requirements as to where raw materials must be purchased, additional workplace regulations or other restrictions on our imports will be imposed in the future or adversely modified, or what effect such actions would have on our costs of operations. Future quotas, duties or tariffs may have a material adverse effect on our business, financial condition, results of operations or cash flows. Future trade agreements could also provide our competitors with an advantage over us, or increase our costs, either of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Significant increases in the cost of raw materials or sub-assemblies that cannot be recovered through increased prices of our products could adversely affect our results of operations. There can be no assurance that the marketplace will support higher prices or that such prices and productivity gains will fully offset any commodity cost increases in the future. We generally have not engaged in hedging transactions with respect to raw material purchases but do enter into fixed price supply contracts at times. Future decisions not to engage in hedging transactions or ineffective hedging transactions might result in increased cost volatility, potentially adversely impacting our profitability.

Our dependency upon regular deliveries of supplies from certain suppliers means that interruptions or stoppages in such deliveries could adversely affect our operations until arrangements with alternate suppliers could be made. Several of the raw materials and sub-assemblies used to manufacture our products currently are procured only from a single source. If any of these single-source suppliers were unable or unwilling to deliver these materials for an extended time, we might not be able to manufacture one or more products and our business could suffer. We might not be able to find acceptable alternatives, and any such alternatives could result in increased costs.

The majority of our products are manufactured at a single facility or location, and the material damage or loss of, or partial or complete labor-related work stoppage at, one or more of these facilities or locations could prevent us from manufacturing some of the various products we sell.

We manufacture most of our products in a single facility or location. If an event (including any weather or natural disaster or disruptions in connection with COVID-19) occurred that resulted in material damage or loss of, or partial or complete labor-related work stoppage at, one or more of these manufacturing facilities or we lacked sufficient labor to fully operate the facility, we might be unable to transfer manufacturing of the relevant products to another facility or location in a cost-effective or timely manner, if at all. This potential inability to transfer production could occur for several reasons, including but not limited to a lack of necessary relevant manufacturing capability at another facility, or the regulatory requirements of the FDA or other governmental regulatory bodies. Such an event could materially negatively impact our financial condition, results of operations and cash flows.

We might be adversely affected by regulations relating to conflict minerals.

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

Employee and Pension Plan Risks

The assets in our pension plans are subject to market disruptions. In addition, our pension plans are underfunded.

Our primary pension plan invests in a variety of equity and debt securities subject to market risks. In addition, our pension plans are underfunded by $80.1 million based on our projected benefit obligation and fair value of plan assets as of September 30, 2020. Market volatility and disruption could cause declines in asset values or fluctuations in assumptions used to value our liability and expenses. If this occurs, we might need to make additional pension plan contributions and our pension expense in future years might increase.

A portion of our workforce is unionized, and we could face labor disruptions that would interfere with our operations.

Approximately 8% of our employees in the United States (including contingent workers) work under collective bargaining agreements. Approximately 65% of our employees outside the United States (including contingent workers) work under various collective bargaining arrangements and/or national trade union agreements. Although we have not recently experienced any significant work stoppages as a result of labor disagreements, we cannot ensure that such a stoppage will not occur in the future. The two collective bargaining agreements at our primary U.S. manufacturing facility expire in January 2021 and January 2022, respectively. Our inability to negotiate satisfactory new agreements or a labor disturbance at one of our principal facilities could have a material adverse effect on our operations.

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

Cybersecurity and Information Technology Risks

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

We are increasingly dependent on consistent functioning of our information technology and cybersecurity systems for our infrastructure and software-based products. Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, regulatory standards, integration of acquisitions, and the increasing need to protect patient, customer and supplier information. The new EU-wide General Data Protection Regulation (“GDPR”), which became applicable on May 25, 2018, imposes more stringent data protection requirements and provides for greater penalties for noncompliance. Our products include technologies that support connectivity and decision support infrastructure, which could be subject to intrusion, disruption or corruption and could impact the quality of care patients receive or the confidentiality of patient information. In addition, third parties might attempt to hack into our products or systems and might obtain proprietary information. As a result of the COVID-19 pandemic, we may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. If we fail to maintain or protect our information technology and cybersecurity systems and information technology dependent products effectively, we could lose existing customers or suppliers, have difficulty attracting new customers or suppliers, have problems that adversely impact internal controls, have difficulty preventing, detecting and controlling fraud, have disputes with customers and suppliers, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach, or suffer other adverse consequences. Any significant breakdown, intrusion, interruption, corruption, or destruction of these systems, as well as any data breaches, could have a material adverse effect on our business.
Tax Risks
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

General Risk Factors

Our stock price and trading volume has been, and may continue to be, volatile from time to time and we might experience continued fluctuations in the future that could negatively impact the value of our outstanding shares.

The market for our common stock has, from time to time, experienced significant price and volume fluctuations that might have been unrelated to our operating performance. We believe that a variety of factors could cause the price of our common stock to fluctuate, perhaps substantially, including:

•new, or changes in, analyst recommendations, guidelines or studies that could affect the use of our products;
•announcements and rumors of developments related to our business, including changes in reimbursement rates or regulatory requirements, proposed and completed acquisitions, or the industry in which we compete;
•published studies and reports relating to our products and markets in which we participate;
•quarterly fluctuations in our actual or anticipated operating results;
•general conditions in the U.S. or worldwide economy, including the impact of COVID-19 that has spread globally;
•our stock repurchase program;
•announcements of technological innovations;
•new products or product enhancements by us or our competitors;
•developments in patents or other intellectual property rights and litigation;
•developments in relationships with our customers and suppliers;
•the implementation of health care reform legislation and the adoption of additional reform legislation in the future; and
•the ability to or extent of integrating our acquisitions.

Any such fluctuations in the future could adversely affect the market price of our common stock.

Item 1B.UNRESOLVED STAFF COMMENTS

We have not received any comments from the staff of the SEC regarding our periodic or current reports that remain unresolved.

Item 2.PROPERTIES

The principal properties used in our operations are listed below. All facilities are suitable for their intended purpose, are being efficiently utilized and are believed to provide adequate capacity to meet demand for the next several years.

Location	Description and Primary Use	Owned/Leased
Acton, MA	Light manufacturing, development and distribution of health care products; Office administration	Leased
Batesville, IN	Manufacturing, development and distribution of health care products; Office administration	Owned
Cary, NC	Development of health care products; Office administration	Leased
Charleston, SC	Light manufacturing and distribution of health care products; Office administration	Leased
Chicago, IL	Corporate headquarters; Office administration	Leased
Irvine, CA	Manufacturing, development and distribution of health care products; Office administration	Leased
Milwaukee, WI	Manufacturing, development and distribution of health care products; Office administration	Owned
Sarasota, FL	Development and distribution of health care products; Office administration	Leased
St. Paul, MN	Office administration and distribution of health care products; Service center	Leased
Skaneateles Falls, NY	Manufacturing, development and distribution of health care products; Office administration	Owned
Suzhou, China	Manufacturing of health care products	Leased
Taicang, China	Light manufacturing and distribution of health care products	Leased
Pluvigner, France	Manufacturing, development and distribution of health care products; Office administration	Owned
Puchheim, Germany	Development of health care products; Office administration	Owned/Leased
Saalfeld, Germany	Manufacturing, development and distribution of health care products; Office administration	Owned
Navan, County Meath, Ireland	Office administration	Owned
Bologna, Italy	Development of heath care products; Office administration	Leased
Tijuana, Mexico	Manufacturing and distribution of health care products; Office administration	Leased
Monterrey, Mexico	Manufacturing of health care products; Office administration	Owned
Amsterdam, Netherlands	Office administration	Leased
Singapore	Development of health care products; Office administration	Leased
Luleå, Sweden	Manufacturing and distribution of health care products; Office administration	Owned

In addition to the foregoing, we lease a number of warehouse distribution centers, service centers, sales offices and other facilities throughout the United States, Australia, Canada, Western Europe, Mexico, Middle East, the Far East, and Latin America.

Item 3.LEGAL PROCEEDINGS

See Note 16. Commitments and Contingencies of our Consolidated Financial Statements included under Part II, in Item 8 of this Form 10-K for information regarding legal proceedings in which we are involved.

Item 4.MINE SAFETY DISCLOSURES

Not applicable.

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Shareholders

Our common stock is traded on the New York Stock Exchange under the ticker symbol HRC and there are approximately 80,200 shareholders of record.

Dividends

The declaration and payment of cash dividends is at the sole discretion of our Board and depends upon many factors, including our financial condition, earnings potential, capital requirements, alternative uses of cash, covenants associated with debt obligations, legal requirements, and other factors considered relevant by our Board. We have paid cash dividends on our common stock every quarter since our initial public offering in 1971. We intend to continue to pay quarterly cash dividends comparable to those paid in the periods covered by the Consolidated Financial Statements included within Item 8 of Part II of this Form 10-K.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs [2]
July 1, 2020 - July 31, 2020	714	$111.80	—	$163.4
August 1, 2020 - August 31, 2020	50	$95.39	—	$163.4
September 1, 2020 - September 30, 2020	132	$82.49	—	$163.4
Total	896		—

1 Shares purchased in the quarter ended September 30, 2020 were in connection with employee payroll tax withholding for restricted stock distributions.
2 In September 2019, the Board approved an additional $170.0 million for share repurchases. The below table reflects the date of Board approval, the authorized dollar value of the shares to be repurchased under each approval and the availability to repurchase as of September 30, 2020. There is no expiration date or plans to terminate this program in the future.

Board Approval Date	Authorized Dollar Value	Dollar Value of Shares Purchased Prior to Fiscal 2020	Dollar Value of Shares Purchased in Fiscal 2020	Availability to Purchase as of September 30, 2020
November 2017	150.0	102.5	47.5	—
September 2019	170.0	—	6.6	163.4
Totals	$320.0	$102.5	$54.1	$163.4

Stock Performance Graph

The following graph compares the return on our common stock with that of Standard & Poor’s 500 Stock Index (“S&P 500”) and our peer groups* for each of the last five fiscal years ended September 30. The composition of our current peer group (the “2020 Peer Group”) has not changed since the date of our Annual Report on Form 10-K for fiscal 2019. The 2020 Peer Group is aligned with the peer group used in our most recent compensation study done for executive compensation purposes. The graph below assumes that the value of the investment in our common stock, the S&P 500 and our 2020 Peer Group was $100 on October 1, 2015 and that all dividends were reinvested.

	2015	2016	2017	2018	2019	2020
HRC	$100	$119	$142	$182	$202	$161
S&P 500	100	113	131	152	155	175
2020 Peer Group	100	132	153	198	214	261

*For purposes of the Stock Performance Graph above, our 2020 Peer Group is comprised of: Agilent Technologies, Inc., Avanos Medical, Inc. (formerly Halyard Health, Inc.), Bio-Rad Laboratories, Inc., Bruker Corporation, The Cooper Companies, Inc., Dentsply Sirona, Inc., Edwards Lifesciences Corporation, Hologic, Inc., Intuitive Surgical, Inc., Mednax, Inc., Patterson Companies, Inc., PerkinElmer, Inc., Quest Diagnostics Incorporated, ResMed, Inc., Steris plc, Teleflex Incorporated, Varian Medical Systems, Inc., Waters Corporation and West Pharmaceutical Services, Inc.

Certain other information required by this item will be contained under the caption “Equity Compensation Plan Information” in our definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on March 10, 2021, and such information is incorporated herein by reference.

PART II

Item 6.SELECTED FINANCIAL DATA

The following table presents our selected consolidated financial data for each of the last five fiscal years ended September 30. The data included below should be read together with Item 7 of Part II of this Form 10-K, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 of Part II of this Form 10-K, Financial Statements and Supplementary Data, and related notes to Consolidated Financial Statements.

(In millions, except per share data)	2020	2019	2018	2017	2016
Net revenue	$2,881.0	$2,907.3	$2,848.0	$2,743.7	$2,655.2
Net income	223.0	152.2	252.4	132.3	122.8
Net income attributable to common shareholders	223.0	152.2	252.4	133.6	124.1
Net income attributable to common shareholders per basic share	3.35	2.28	3.81	2.04	1.90
Net income attributable to common shareholders per diluted share	3.32	2.25	3.73	1.99	1.86
Total assets	4,671.1	4,919.0	4,360.0	4,528.7	4,262.4
Long-term obligations	1,655.7	1,783.1	1,790.4	2,120.4	1,938.4
Cash flows from operating activities	481.7	401.4	395.2	311.1	281.2
Capital expenditures	105.9	73.4	89.5	97.5	83.3
Cash flows from investing activities	(131.2)	(249.0)	(82.4)	(389.4)	(97.7)
Cash flows from financing activities	(695.0)	304.7	(356.6)	70.6	(141.9)
Cash dividends per basic share	0.87	0.83	0.78	0.71	0.67

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

Industry Trends

The unprecedented COVID-19 global pandemic placed significant pressure on health care providers globally. Not only did health systems manage the real and anticipated influx of infectious patients through emergent response, they were required to address a variety of factors including ensuring appropriate critical care capacity, facilitating supply chain needs for personal protective equipment (“PPE”) and high demand medical devices and addressing ongoing staffing challenges. The resulting focus on COVID-19 patients resulted in mandates to reduce elective surgeries, effectively reducing a key health system revenue source, placing financial pressure on providers. We expect consumers to continue to be wary about visiting healthcare facilities, driving continued demand for telehealth and care in lower acuity settings.

We see the pandemic representing a force which has and will continue to accelerate several global health care trends:

Telehealth and Remote Care. COVID-19 essentially accelerated the need and greater acceptance of virtual care. Although available for some time, the adoption of telehealth virtual visits has gained wide acceptance from patients, providers and more importantly payers. We see this trend continuing and the environment is ripe for continued growth. Additionally, with shortages of physician specialties, telemedicine (i.e., eICU) within the walls of the hospitals will also increase due to the need for access and the desire for lower cost care.

Digital Transformation. Connected care cannot only take place through virtual means, but also through the digital transformation of connected devices and decision support tools. Providers will utilize communication tools, sensors, wearables, artificial intelligence and predictive analytics to generate meaningful and real-time information about patients to maximize clinical insights, improve workflow, enable earlier intervention and enhance the patient’s experience.

Lower Cost Care Settings. Growing pressure on health care costs are resulting in a continued migration of care from the acute care hospital into lower cost care settings. We believe that this trend increases the demand for more solutions to care for these patients, many of whom are medically complex, in lower acuity settings such as ambulatory surgery centers, outpatient centers and the home. Opportunities include improved medical technologies, remote monitoring, communication solutions and information technologies.

Provider Consolidation. The financial pressures experienced via COVID-19 place an even greater chasm between providers that can weather hardship and those that cannot. We expect economic considerations, competition and other factors will lead to ongoing consolidation of customers.

Economic and Clinical Value. The overriding importance of improved quality of care metrics will maintain the focus on improving outcomes related to pressure injuries, patient falls, patient deterioration and sepsis. Hospitals may experience reduced reimbursement for hospital-acquired adverse events, creating a stronger connection between these adverse events and hospital revenue levels. Therefore, we believe that health care providers will seek to do business with partners that can demonstrate improved clinical, and consequently, economic outcomes.

Demand for Health Care Services. Patient and provider demand for health care products and services is expected to continue to grow over the long-term as a result of many factors, including an aging population and an increasing number of chronic patients across all care settings, including hospitals, extended care facilities, outpatient settings and in the home. At the same time, health care providers will also be under continued pressure to improve efficiency and control costs.

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
Transforming the portfolio with select business development and optimization initiatives. Business development has played an important role in our transformation in the last several years, by strengthening and diversifying the portfolio. We will continue to deploy capital on opportunities that align with our strategy and meet our financial objectives. We enhanced our growth prospects by divesting non-strategic assets and redirecting resources to advance category leadership in higher-growth, higher-margin opportunities. We will continue to evaluate and pursue opportunities that further optimize our business portfolio.
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

The Impacts of COVID-19 on Hillrom

COVID-19 has impacted global economies as travel, leisure and discretionary consumer spending has reduced significantly causing companies to make commensurate changes to their investments, human capital, and financial outlooks. The United States and countries around the world continue to take precautionary and preventive measures to reduce the spread of COVID-19.

Revenues and Customers

Hillrom experienced significant fluctuations in demand across its portfolio of products as health care customers prioritized the treatment of patients diagnosed with COVID-19. We experienced a significant increase in demand for select products within Patient Support Systems and Front Line Care used in the treatment of COVID-19 patients. For the fiscal year ended September 30, 2020, we recognized revenue of approximately $180 million related to non-recurring demand for respiratory health ventilators, intensive care unit and med-surg beds and specialty surfaces. We also experienced lower revenue in our care communications business and Surgical Solutions business due to project delays resulting from hospital access restrictions and delays in elective surgical procedures. Additionally, a decline in doctor office visits due to COVID-19 restrictions and concerns resulted in lower demand for our products used within the physician practice setting.

For fiscal 2021, we expect hospitals and physician practices to advance toward more normal operating activities over the course of our fiscal year with intermittent and localized impacts from COVID-19. We anticipate lower demand for products used to treat COVID-19 as demand is less widespread than experienced early in the pandemic. We also anticipate a gradual recovery in the demand for other products, such as information technologies and software solutions in Patient Support Systems, patient diagnostic tools in Front Line Care and operating room infrastructure in Surgical Solutions. Our outlook for fiscal 2021 can be affected by efforts across the world to control the spread of COVID-19 through improved testing and contact tracing and the development and availability of an effective vaccine.

Operations and Workforce

We experienced no significant supply chain constraints nor significant increases in supply costs, and we were able to secure raw materials and components for manufacturing products in high demand due to COVID-19.

Our productions facilities have remained open and employment levels have remained consistent. Many employees in our administrative functions have effectively worked remotely since mid-March. We have implemented the necessary precautions to allow our employees to work safely and effectively in our manufacturing and service facilities. In other areas of the business, we have adapted our processes and used technology to continue to effectively execute on our strategic priorities as well as daily operating activities.

We will continue to assess our workforce requirements in response to evolving customer demand related to COVID-19.

As disclosed in Note 1. Summary of Significant Accounting Policies, we benefited from government programs within the various jurisdictions in which we operate in the form of subsidies, incentives, cost relief and payment deferrals. Management will continue to evaluate these opportunities as well as the related requirements or restrictions to support our operations and workforce in a manner that allows us to continue to operate efficiently and effectively.

For further discussion, see the risk factor within Item 1. Business, Item 1.A Risk Factors, entitled “Our business, results of operations, financial condition and prospects could be materially and adversely affected by the ongoing COVID-19 pandemic and the related effects on public health.”

Use of Non-GAAP Financial Measures

The accompanying Consolidated Financial Statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). In addition to the results reported in accordance with GAAP, we routinely provide operating margin, income before taxes, income tax expense and earnings per diluted share results on an adjusted basis as we believe these measures contribute to the understanding of our financial performance, provide additional analytical tools to understand our results from core operations and reveal underlying operating trends. These measures exclude strategic developments, acquisition and integration costs and related fair value adjustments, gains and losses associated with disposals of businesses or significant product lines, regulatory costs related to updating existing product registrations to comply with the European Medical Device Regulations, Special charges as described in Note 10. Special Charges of this Form 10-K, the transitional impacts of the U.S. Tax Cuts and Jobs Act (the “Tax Act”), changes in tax accounting methods, and other tax law changes as described in Note 11. Income Taxes of this Form 10–K, expenses associated with these tax items, the impacts of significant litigation matters, certain impacts of the COVID-19 pandemic and other unusual events. We also exclude expenses associated with the amortization of purchased intangible assets. These adjustments are made to allow investors to evaluate and understand operating trends excluding their impact on operating income and earnings per diluted share.

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

Results of Operations

Fiscal Year Ended September 30, 2020 Compared to the Fiscal Year Ended September 30, 2019

In this section, we provide an overview of our results of operations. We disclose segment information that is consistent with the way in which management operates and views the business.

Net Revenue

					U.S.	OUS
(In millions)	Year Ended September 30		Change As Reported	Constant Currency	Change As Reported	Change As Reported	Constant Currency
	2020	2019
Revenue:
Product sales and service	$2,571.2	$2,615.0	(1.7)%	(1.3)%	(6.0)%	8.0%	9.3%
Rental revenue	309.8	292.3	6.0%	6.1%	7.4%	(3.1)%	(2.5)%
Total net revenue	$2,881.0	$2,907.3	(0.9)%	(0.5)%	(4.4)%	7.5%	8.7%

Revenue:
Patient Support Systems	$1,539.1	$1,490.5	3.3%	3.6%	(0.1)%	14.1%	15.6%
Front Line Care	1,025.0	978.1	4.8%	5.2%	1.0%	14.4%	16.0%
Surgical Solutions	316.9	438.7	(27.8)%	(27.6)%	(43.1)%	(12.1)%	(11.9)%
Total net revenue	$2,881.0	$2,907.3	(0.9)%	(0.5)%	(4.4)%	7.5%	8.7%

OUS - Outside of the United States

Consolidated Revenue

Product sales and service revenue decreased 1.7% on a reported basis, and 1.3% on a constant currency basis for the fiscal year ended September 30, 2020 compared to the fiscal year ended September 30, 2019. The decrease was the result of the disposition of the surgical consumable products business in August 2019 and lower revenues as a result of COVID-19 within Surgical Solutions. This decrease was partially offset by increased global revenue for Patient Support Systems and Front Line Care, which primarily reflects the net impacts of COVID-19.

Rental revenue increased 6.0% on a reported basis, and 6.1% on a constant currency basis for the fiscal year ended September 30, 2020 compared to the fiscal year ended September 30, 2019. The increase was due to higher deployment of the Patient Support Systems rental portfolio, which was primarily driven by COVID-19 patient needs.

Business Segment Revenue

Patient Support Systems revenue increased 3.3% on a reported basis and 3.6% on a constant currency basis for the fiscal year ended September 30, 2020 compared to the fiscal year ended September 30, 2019. The increase was driven primarily by global sales growth for intensive care unit and med-surg beds and increased U.S. rental revenues primarily due to COVID-19, as well as recent acquisitions. The increase was partially offset by lower revenue in our care communications business due to project delays resulting from hospital access restrictions. Revenue for the fiscal year ended September 30, 2020 does not reflect approximately $2.4 million of revenue that was eliminated in fair value purchase accounting adjustments to deferred revenue related to recent acquisitions.

Front Line Care revenue increased 4.8% on a reported basis and 5.2% on a constant currency basis for the fiscal year ended September 30, 2020 compared to the fiscal year ended September 30, 2019. The increase was primarily driven by non-invasive ventilator sales under U.S. federal and state government contracts as well as growth internationally in patient monitoring and physical assessment tools primarily related to COVID-19. The increases were partially offset by a decline in doctor office visits due to COVID-19 restrictions that resulted in lower demand for patient diagnostic tools, such as vision screening and cardiology.

Surgical Solutions revenue decreased 27.8% on a reported basis and 27.6% on a constant currency basis for the fiscal year ended September 30, 2020 compared to the fiscal year ended September 30, 2019, predominantly due to the disposition of the surgical consumable products business in August 2019. Additionally, global revenues declined as a result of COVID-19-related hospital access restrictions that delayed capital projects and installations, as well as deferred patient elective surgical procedures. These decreases were partially offset by higher demand for integrated operating tables during the first six months of fiscal 2020.

Gross Profit

(In millions)	Year Ended September 30
	2020	2019
Gross Profit [1]
Product sales and service	$1,311.3	$1,284.3
Percent of Related Net Revenue	51.0%	49.1%

Rental	163.8	140.7
Percent of Related Net Revenue	52.9%	48.1%

Total Gross Profit	$1,475.1	$1,425.0
Percent of Total Net Revenue	51.2%	49.0%
[1] Gross Profit is calculated as net product sales and service revenue and rental revenue less the related cost of goods sold or rental expenses as disclosed on the face of the Statements of Consolidated Income.

Product sales and service gross profit increased by $27.0 million or 2.1% for the fiscal year ended September 30, 2020 compared to the fiscal year ended September 30, 2019. The increase in gross profit was primarily driven by increased sales volume of higher margin products in Patient Support Systems and Front Line Care, which primarily reflects the impact on demand for products used to treat COVID-19 patients. The increase in gross profit can also be attributed to strategic changes including recent acquisitions and the disposition of the surgical consumable products business in August 2019, as well as reduced costs due to improved efficiency in manufacturing and service activities.

Rental gross profit increased by $23.1 million or 16.4% for the fiscal year ended September 30, 2020 compared to fiscal year ended September 30, 2019. The increase in rental gross profit was driven by higher volumes and lower servicing costs associated with the Patient Support Systems rental portfolio due to increased rental durations for COVID-19 patients.
Operating Expenses

(In millions)	Year Ended September 30
	2020	2019
Research and development expenses	$136.5	$139.5
Percent of Total Net Revenue	4.7%	4.8%

Selling and administrative expenses	$820.4	$818.6
Percent of Total Net Revenue	28.5%	28.2%

Acquisition-related intangible asset amortization	$109.0	$122.4
Percent of Total Net Revenue	3.8%	4.2%

Research and development expenses decreased by $3.0 million, or 2.2%, for the fiscal year ended September 30, 2020 compared to the fiscal year ended September 30, 2019 due to the timing of projects. As a percentage of revenue, Research and development expenses remained relatively consistent.

Selling and administrative expenses remained relatively flat for the fiscal year ended September 30, 2020 compared to the fiscal year ended September 30, 2019. Selling and administrative expenses increased by $1.8 million, or 0.2%, predominantly due to increased information technology costs, investments in emerging markets and higher compensation costs related to annual merit increases. The increase is partially offset by lower travel expenses due to COVID-19 and lower acquisition and integration costs during fiscal 2020.

Acquisition-related intangible asset amortization decreased by $13.4 million, or 10.9%, for the fiscal year ended September 30, 2020 compared to the fiscal year ended September 30, 2019 primarily due to the disposition of the surgical consumable products business in August 2019, offset partially by amortization of acquired intangibles as a result of recent acquisitions. See Note 4. Goodwill and Intangible Assets for additional information.

Special Charges and Other

(In millions)	Year Ended September 30
	2020	2019
Special charges	$41.5	$28.4

Interest expense	$(74.0)	$(89.6)
Loss on extinguishment of debt	(15.6)	(3.3)
Investment income (expense) and other, net	(6.9)	(14.6)

In connection with various transformative initiatives, restructuring and exit activities, and organizational changes to improve our business alignment and cost structure we recognized Special charges of $41.5 million for the fiscal year ended September 30, 2020, compared to $28.4 million for the fiscal year ended September 30, 2019. These charges related to the initiatives described in Note 10. Special Charges.
Interest expense decreased $15.6 million, or 17.4%, for the fiscal year ended September 30, 2020 compared to the fiscal year ended September 30, 2019 due to lower borrowing rates from the refinancing of senior unsecured notes of $425.0 million in September 2019 and a lower interest rate environment that resulted in lower interest cost for our variable rate debt under the Note Securitization and Revolving Credit Facilities. See Note 5. Financing Agreements for additional information.

Loss on extinguishment of debt was $15.6 million and $3.3 million for the fiscal years ended September 30, 2020 and 2019 related to the refinancing of senior unsecured notes of $425.0 million in September 2019 and the refinancing of the then-existing senior secured credit facilities maturing in 2021 (the ‘‘Prior Senior Secured Credit Facilities’’) in August 2019. See Note 5. Financing Agreements for additional information.

Investment income (expense) and other, net for the fiscal year ended September 30, 2020 was expense of $6.9 million comprised primarily of the recognition of a non-cash pension plan settlement loss of $8.5 million and $2.0 million of losses related to our cost and equity method investments, which was partially offset by a $3.0 million gain that represented the step up to fair value of the historical investment of a company that was fully acquired during fiscal 2020. Investment income (expense) and other, net was expense of $14.6 million for the fiscal year ended September 30, 2019 comprised primarily of the loss recognized for the disposition of our surgical consumable products business in August 2019. See Note 2. Supplementary Financial Statement Information, Note 3. Business Combinations and Note 8. Retirement and Postretirement Benefit Plans for additional information.

Income Tax Expense

The effective tax rate was 17.8% for the fiscal year ended September 30, 2020 compared to 27.0% for the fiscal year ended September 30, 2019. The effective tax rate for fiscal 2020 was favorably impacted by the reduction of the contingent consideration accrual of $8.4 million, that is not subject to tax. The effective tax rate for fiscal 2019 was higher primarily due to unfavorable impacts from the disposition of a subsidiary and unfavorable impacts from changes in uncertain tax positions. See Note 11. Income Taxes for additional information.

The adjusted effective tax rate remained relatively flat for the fiscal year ended September 30, 2020 compared to the fiscal year ended September 30, 2019, decreasing just 0.3%, from 20.1% to 19.8%.

Earnings per Share

Diluted earnings per share increased from $2.25 to $3.32 for the fiscal year ended September 30, 2020 compared to the fiscal year ended September 30, 2019 primarily due to higher gross profits and lower tax rates, partially offset by the Loss on extinguishment of debt of $15.6 million and a pension plan settlement of $8.5 million. See Note 5. Financing Agreements and Note 8. Retirement and Postretirement Benefit Plans for additional information.

Business Segment Divisional Income

(In millions)	Year Ended September 30		Change As Reported
	2020	2019
Divisional income:
Patient Support Systems	$332.3	$299.9	10.8%
Front Line Care	301.8	266.4	13.3%
Surgical Solutions	39.5	61.2	(35.5)%
Refer to Note 14. Segment Reporting for a description of how divisional income is determined.

Patient Support Systems divisional income increased 10.8% for the fiscal year ended September 30, 2020 compared to the fiscal year ended September 30, 2019 primarily due to global revenue growth, which was predominantly related to COVID-19 demand, which expanded gross profit due to improved efficiency in manufacturing and service activities, as well as increased rental durations.

Front Line Care divisional income increased 13.3% for the fiscal year ended September 30, 2020 compared to the fiscal year ended September 30, 2019 primarily due to global sales growth, predominantly driven by COVID-19 related demand for non-invasive ventilator sales under U.S. federal and state government contracts as well as patient monitoring and physical assessment tools, which produced higher gross profits, and improved efficiency in manufacturing.

Surgical Solutions divisional income decreased 35.5% for the fiscal year ended September 30, 2020 compared to the fiscal year ended September 30, 2019 predominantly due to the disposition of the surgical consumable products business in August 2019.

GAAP and Adjusted Earnings

Operating margin, income before income taxes, income tax expense and earnings attributable to common shareholders per diluted share are summarized in the table below for the fiscal years ended September 30, 2020 and 2019. GAAP amounts are adjusted for certain items to aid management in evaluating the performance of the business. Investors should consider these measures in addition to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. Income tax expense is computed by applying a blended statutory tax rate based on the jurisdictional mix of the respective before tax adjustment.

	Year Ended September 30
(In millions)	2020				2019
	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS
GAAP Basis	12.8%	$271.2	$48.2	$3.32	10.9%	$208.6	$56.4	$2.25
Adjustments:
Acquisition and integration costs and related fair value adjustments [1]	—%	(0.6)	1.8	(0.04)	0.9%	28.1	5.3	0.34
Acquisition-related intangible asset amortization [2]	3.7%	109.0	26.1	1.23	4.2%	122.4	28.6	1.38
Field corrective actions [3]	0.2%	4.9	1.2	0.05	0.2%	5.6	1.4	0.06
Regulatory compliance costs [4]	0.5%	15.6	3.7	0.18	0.5%	15.3	3.6	0.17
Special charges [5]	1.4%	41.5	9.2	0.48	1.0%	28.4	6.9	0.32
Tax law and method changes [6]	—%	—	—	—	—%	—	(4.8)	0.07
Debt refinancing costs [7]	—%	16.1	3.7	0.18	—%	4.0	0.9	0.05
(Gain) loss on business combinations [8]	—%	(2.8)	(4.4)	0.02	—%	15.9	(12.4)	0.42
Pension settlement expense [9]	—%	8.4	1.9	0.10	—%	—	—	—
Litigation expenses and awards [10]	—%	(1.2)	(0.3)	(0.01)	0.1%	2.0	0.5	0.02
COVID-19 related cost and benefits, net [11]	0.2%	1.4	0.7	0.02	—%	—	—	—
Adjusted Basis	18.8%	$463.5	$91.8	$5.53	17.8%	$430.3	$86.4	$5.08
[1] Acquisition and integration costs and related fair value adjustments include legal and professional fees, temporary labor, consulting and other costs related to the closing and integration of acquired businesses, including purchase accounting adjustments for deferred revenue and other items, and contingent consideration. For fiscal 2020, a fair value adjustment of $4.6 million represents purchase accounting adjustments to reflect deferred revenue and to reduce contingent consideration liabilities associated with our business combinations. See Note 3. Business Combinations for further information.

[2] Acquisition-related intangible asset amortization relates to the amortization of intangible assets associated with our business combinations. See Note 3. Business Combinations and Note 4. Goodwill and Intangible Assets for further information.

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
[5] Special charges represent a variety of costs associated with restructuring actions, including severance and related benefits, lease termination fees, asset write-downs and temporary labor on shutdown of operations. It also includes costs related to a global information technology transformation, including rationalizing and transforming our enterprise resource planning software solutions and other complementary information technology systems. See Note 10. Special Charges for further information.

[6] Tax law and method changes relate to tax expenses and related unrecognized tax benefits due to the Tax Cuts and Jobs Act enacted in the United States in December 2017. See Note 11. Income Taxes for further information.

[7] Debt refinancing costs are expenses related to the costs incurred to refinance our previously outstanding debt obligations during fiscal 2020 and 2019. In addition, the costs include duplicative interest of $0.5 million and $0.7 million for fiscal 2020 and 2019 due the timing of our issuance and redemption of our Senior Notes. See Note 5. Financing Agreements for further information.

[8] (Gain) loss on business combinations relates to gains and losses recorded in Investment income (expense) and other, net resulting from business combinations during fiscal 2020 and 2019. See Note 3. Business Combinations for further information.

[9] Pension settlement expense represents an actuarial loss totaling $8.4 million recorded as a component of Investment income (expense) and other, net. See Note 8. Retirement and Postretirement Benefit Plans for additional information.

[10] Litigation expenses and awards are the aggregate charges, costs or recoveries associated with litigation settlements. These costs are recorded as a component of Investment income (expense) and other, net for fiscal 2020 and Selling and administrative expenses for fiscal 2019.

11 COVID-19 related costs and benefits, net primarily represent incremental non-recurring special compensation costs paid to essential workers that continued to work in our production facilities and provide services to our customers, partially offset by funding received and costs abated under government programs created in response to COVID-19. See Note 1. Summary of Significant Accounting Policies for additional information.

Fiscal Year Ended September 30, 2019 Compared to the Fiscal Year Ended September 30, 2018

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
OUS - Outside of the United States

The following table reflects sales growth data for the fiscal year ended September 30, 2019, excluding the impacts of the adoption of ASC 606, compared to the fiscal year ended September 30, 2018 to supplement our discussion and analysis of net revenue for revenue streams and reportable segments:

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

Business Segment Revenue

Excluding the impact of adopting ASC 606, revenue increased 1.5% on a reported basis, or 2.8% on a constant currency basis, for the fiscal year ended September 30, 2019 compared to the fiscal year ended September 30, 2018, primarily due to the following:

Patient Support Systems revenue increased 3.3% on a reported basis and 4.5% on a constant currency basis for the fiscal year ended September 30, 2019 compared to the fiscal year ended September 30, 2018. The increase was driven by strong growth in med-surg frames and care communications platform in the United States, as well as incremental revenue from recent acquisitions. Growth in the United States was partially offset by the divestiture of our third-party rental business in fiscal 2018 which contributed $12.2 million of Patient Support Systems revenue during the fiscal year ended September 30, 2018 and lower international revenue, specifically in Canada related to large capital projects that occurred in fiscal 2018. Revenue for the fiscal year ended September 30, 2019 does not reflect approximately $5.3 million of revenue that was eliminated in fair value purchase accounting adjustments to deferred revenue related to recent acquisitions.

Front Line Care revenue increased 1.7% on a reported basis and 2.7% on a constant currency basis for the fiscal year ended September 30, 2019 compared to the fiscal year ended September 30, 2018 primarily due to strong growth in our respiratory health from new product launches, partially offset primarily by declines in our diagnostic tools for cardiology patients.

Surgical Solutions revenue decreased 4.3% on a reported basis and 2.0% on a constant currency basis for the fiscal year ended September 30, 2019 compared to the fiscal year ended September 30, 2018, primarily due to the sale of the surgical consumable products business in August 2019 and lower revenue in our international original equipment manufacturer (“OEM”) product lines and due to larger projects in fiscal 2018 in the Middle East, partially offset by sales growth in integrated operating tables in the United States.

Gross Profit

(In millions)	Year Ended September 30
	2019	2018
Gross Profit [1]
Product sales and service	$1,284.3	$1,195.5
Percent of Related Net Revenue	49.1%	48.4%

Rental	140.7	198.7
Percent of Related Net Revenue	48.1%	52.5%

Total Gross Profit	$1,425.0	$1,394.2
Percent of Total Net Revenue	49.0%	49.0%
[1] Gross Profit is calculated as net product sales and service revenue and rental revenue less the related cost of goods sold or rental expenses as disclosed on the face of the Statements of Consolidated Income.

Product sales and service gross profit increased by $88.8 million or 7.4% for the fiscal year ended September 30, 2019 compared to the fiscal year ended September 30, 2018. Over half of the increase was the result of the adoption of ASC 606, which includes the reclassification of revenues and costs from Rental to Product sales and service for respiratory health and recognition timing changes for the care communication platform sales. The remaining increase is due to new product growth in respiratory health and Patient Support Systems, including recent acquisitions, and operational efficiencies, partially offset by voluntary field corrective action costs and the disposition of our surgical consumable products business in August 2019.

Rental gross profit decreased by $58.0 million or 29.2% for the fiscal year ended September 30, 2019 compared to the fiscal year ended September 30, 2018. A majority of the decrease was the result of the adoption of ASC 606, which includes reclassification of the respiratory health products as described above. The remaining decrease is primarily related to the disposition of our third-party rental business in fiscal 2018.

Operating Expenses

(In millions)	Year Ended September 30
	2019	2018
Research and development expenses	$139.5	$135.6
Percent of Total Net Revenue	4.8%	4.8%

Selling and administrative expenses	$818.6	$784.7
Percent of Total Net Revenue	28.2%	27.6%

Acquisition-related intangible asset amortization	$122.4	$106.9
Percent of Total Net Revenue	4.2%	3.8%

Research and development expenses increased for the fiscal year ended September 30, 2019 compared to the fiscal year ended September 30, 2018 due to continued investment in new products. As a percentage of revenue, Research and development expenses remained consistent.

Selling and administrative expenses increased $33.9 million, or 4.3%, for the fiscal year ended September 30, 2019 compared to the fiscal year ended September 30, 2018 primarily due to higher acquisition and integration costs and regulatory compliance costs during fiscal 2019, partially offset by higher litigation settlement expenses during fiscal 2018.

Acquisition-related intangible asset amortization increased by $15.5 million, or 14.5%, for the fiscal year ended September 30, 2019 compared to the fiscal year ended September 30, 2018 primarily due to recent acquisitions during fiscal 2019, offset slightly by the disposition of the surgical consumable products business in August 2019.

Special Charges and Other

(In millions)	Year Ended September 30
	2019	2018
Special charges	$28.4	$77.6

Interest expense	$(89.6)	$(95.0)
Loss extinguishment of debt	(3.3)	—
Investment income (expense) and other, net	(14.6)	2.8

In connection with various organizational changes to improve our business alignment and cost structure, we recognized Special charges of $28.4 million and $77.6 million for the fiscal year ended September 30, 2019 compared to the fiscal year ended September 30, 2018. These charges relate to the initiatives described in Note 10. Special Charges.
Interest expense was lower for the fiscal year ended September 30, 2019 compared to the fiscal year ended September 30, 2018 mainly due to a decrease in long-term debt outstanding and the impact of our cross-currency swaps entered into in July 2018. See Note 6. Derivative Instruments and Hedging Activity for additional information.

Loss extinguishment of debt relates to refinancing of the then-existing senior secured credit facilities maturing in 2021 (the “Prior Senior Secured Credit Facilities”) in August 2019. See Note 5. Financing Agreements for additional information.

Investment income (expense) and other, net for the fiscal year ended September 30, 2019 primarily included the loss recorded related to the disposition of our surgical consumable products business in August 2019. See Note 3. Business Combinations for additional information.

Income Tax Expense

The effective tax rate was 27.0% for the fiscal year ended September 30, 2019 compared to (28.0)% for the fiscal year ended September 30, 2018. The increase was primarily due to tax benefits recorded in 2018 related to the Tax Act. See Note 11. Income Taxes for additional information.

The adjusted effective tax rate for the fiscal year ended September 30, 2019 was 20.1% compared to 19.5% for the fiscal year ended September 30, 2018. The higher adjusted tax rate in fiscal 2019 is primarily due to less excess tax benefits on deductible stock compensation and the 2018 impacts of the Tax Act, including unfavorable impacts of global intangible low-taxed income (“GILTI”), offset by favorable impacts of foreign-derived intangible income (“FDII”) and a reduction in the U.S. federal corporate tax rate.

Earnings per Share

Diluted earnings per share decreased from $3.73 for the fiscal year ended September 30, 2018 to $2.25 for the fiscal year ended September 30, 2019 primarily due to the one-time tax benefit recorded in fiscal 2018 related to the Tax Act, the loss on the disposition of our surgical consumable products business, and the related tax expense incurred from organizational changes executed to facilitate the disposition.

Business Segment Divisional Income

(In millions)	Year Ended September 30		Change As Reported
	2019	2018
Divisional income:
Patient Support Systems	$299.9	$285.0	5.2%
Front Line Care	266.4	253.0	5.3%
Surgical Solutions	61.2	53.1	15.3%
Refer to Note 14. Segment Reporting for a description of how divisional income is determined.

Patient Support Systems divisional income increased 5.2% for the fiscal year ended September 30, 2019 compared to the fiscal year ended September 30, 2018 primarily due to revenue growth in the United States, and lower operating expenses as a percentage of revenue.

Front Line Care divisional income increased 5.3% for the fiscal year ended September 30, 2019 compared to the fiscal year ended September 30, 2018 as a result of revenue growth and higher margins from new products.

Surgical Solutions divisional income increased 15.3% for the fiscal year ended September 30, 2019 compared to the fiscal year ended September 30, 2018 as a result of revenue growth from operating tables, and lower operating expenses as a percentage of revenue.

GAAP and Adjusted Earnings

Operating margin, income before income taxes, income tax expense, and earnings attributable to common shareholders per diluted share are summarized in the table below for the fiscal years ended September 30, 2019 and 2018. GAAP amounts are adjusted for certain items to aid management in evaluating the performance of the business. Investors should consider these measures in addition to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. Income tax expense is computed by applying a blended statutory tax rate based on the jurisdictional mix of the respective before tax adjustment.

(In millions)	Year Ended September 30
	2019				2018
	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS
GAAP Basis	10.9%	$208.6	$56.4	$2.25	10.2%	$197.2	$(55.2)	$3.73
Adjustments:
Acquisition and integration costs and related fair value adjustments [1]	0.9%	28.1	5.3	0.34	0.3%	8.1	2.2	0.09
Acquisition-related intangible asset amortization [2]	4.2%	122.4	28.6	1.38	3.8%	106.9	28.2	1.16
Field corrective actions [3]	0.2%	5.6	1.4	0.06	—%	—	—	—
Regulatory compliance costs [4]	0.5%	15.3	3.6	0.17	0.1%	4.5	1.2	0.04
Litigation expenses and awards [5]	0.1%	2.0	0.5	0.02	0.2%	5.8	1.5	0.06
Special charges [6]	1.0%	28.4	6.9	0.32	2.7%	77.6	21.1	0.84
Tax law and method changes [7]	—%	—	(4.8)	0.07	—%	0.1	78.8	(1.16)
Debt refinancing costs [8]	—%	4.0	0.9	0.05	—%	—	—	—
(Gain) loss on business combinations [9]	—%	15.9	(12.4)	0.42	—%	(1.0)	—	(0.01)
Adjusted Basis	17.8%	$430.3	$86.4	$5.08	17.3%	$399.2	$77.8	$4.75
[1] Acquisition and integration costs and related fair value adjustments include legal and professional fees, temporary labor, consulting and other costs related to the closing and integration of acquired businesses, including purchase accounting adjustments for deferred revenue and other items, and contingent consideration. For the fiscal year ended September 30, 2019, related fair value adjustments of $8.5 million represent purchase accounting adjustments to reflect deferred revenue and to increase contingent consideration associated with our business combinations. See Note 3. Business Combinations for further information.

[2] Acquisition-related intangible asset amortization relates to the amortization of intangible assets associated with our business combinations. See Note 3. Business Combinations and Note 4. Goodwill and Intangible Assets for further information.

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
[5] Litigation expenses and awards are the aggregate charges, costs or recoveries associated with litigation settlements. These costs are included in Selling and administrative expenses.
[6] Special charges represent a variety of costs associated with restructuring actions, including severance and related benefits, lease termination fees, asset write-downs and temporary labor on shutdown of operations. It also includes costs related to a global information technology transformation, including rationalizing and transforming our enterprise resource planning software solutions and other complementary information technology systems. See Note 10. Special Charges for further information.

[7] Tax law and method changes relate to tax expenses and related unrecognized tax benefits due to the Tax Cuts and Jobs Act enacted in the United States in December 2017. See Note 11. Income Taxes for further information.

[8] Debt refinancing costs are expenses related to the costs incurred to refinance our previously outstanding debt obligations during fiscal 2019. See Note 5. Financing Agreements for further information.

[9] (Gain) loss on business combinations relates to gains and losses recorded in Investment income (expense) and other, net resulting from business combinations during fiscal 2019 and 2018. See Note 3. Business Combinations for further information.

Liquidity and Capital Resources

	Year Ended September 30
(In millions)	2020	2019	2018
Cash Flows Provided By (Used In):
Operating activities	$481.7	$401.4	$395.2
Investing activities	(131.2)	(249.0)	(82.4)
Financing activities	(695.0)	304.7	(356.6)
Effect of exchange rate changes on cash	7.2	(6.3)	(5.0)
(Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	$(337.3)	$450.8	$(48.8)

Net cash flows from operating activities and selected borrowings represented our primary sources of funds for growth of the business, including capital expenditures and acquisitions. Our financing agreements contain certain restrictions relating to dividend payments, the making of restricted payments and the incurrence of additional secured and unsecured indebtedness. None of our financing agreements contain any credit rating triggers that would increase or decrease our cost of borrowings. Changes in our credit rating can, however, impact the cost of borrowings and any potential future borrowings under any new financing agreements.

Operating Activities

Cash provided by operating activities increased $80.3 million for the fiscal year ended September 30, 2020 compared to the fiscal year ended September 30, 2019 primarily due to higher net income and higher collections of accounts receivable, partially offset by higher inventory levels in anticipation of increased customer demand related to COVID-19.

Cash provided by operating activities increased $6.2 million for the fiscal year ended September 30, 2019 compared to the fiscal year ended September 30, 2018 primarily due to higher operating profit and working capital improvements.

Investing Activities

Cash used in investing activities decreased $117.8 million for the fiscal year ended September 30, 2020 compared to the fiscal year ended September 30, 2019 primarily due to the decrease in cash paid for acquisitions of $275.0 million. Refer to the table below and Note 3. Business Combinations. The decrease is partially offset by the net proceeds of $166.6 million received from the disposition of the surgical consumable products business in August 2019.

Cash used in investing activities increased $166.6 million for the fiscal year ended September 30, 2019 compared to the fiscal year ended September 30, 2018 primarily due to cash paid for recent acquisitions during fiscal 2019, the acquisition of non-marketable equity securities of $26.6 million as described in Note 2. Supplementary Financial Statement Information, as well as the acquisition of the right to use patented technology and certain related assets from a supplier in our Front Line Care segment of $17.1 million, as described in Note 3. Business Combinations. These uses of cash were offset by net proceeds of $166.6 million from the sale of certain of our surgical consumable products and related assets, as described in Note 3. Business Combinations.

Company Name	Date of Acquisition	Cash Paid
Excel Medical	January 10, 2020	$13.1
Connecta	May 18, 2020	7.5
Videomed	July 21, 2020	7.8
Fiscal 2020 Totals		$28.4

Voalte	April 1, 2019	$175.8
Breathe	September 3, 2019	127.6
Fiscal 2019 Totals		$303.4

Financing Activities

Cash used in financing activities was $695.0 million for the fiscal year ended September 30, 2020 primarily driven by the repayment of the senior unsecured 5.75% notes of $425.0 million and related prepayment penalty of $12.2 million on October 7, 2019 with the net proceeds of the senior unsecured 4.375% notes issued in September 2019, as well as repayments of $270.0 million related to the Revolving Credit Facility during fiscal 2020. Refer to Note 5. Financing Agreements for additional detail regarding the fiscal 2019 refinancing and our existing financing agreements.

Cash provided by financing activities was $304.7 million for the fiscal year ended September 30, 2019, primarily driven by the refinancing activities described in Note 5. Financing Agreements, including $419.7 million of net proceeds from the issuance of senior unsecured notes and additional other borrowings, offset by repurchases of our common stock of $117.2 million executed under the ongoing program described in Note 13. Common Stock, and dividend payments of $55.4 million.

Our debt-to-capital ratio was 52.1%, 60.8% and 55.0% as of September 30, 2020, 2019 and 2018.

Other Liquidity Matters

Our cash balances and cash flows generated from operations may be used to fund strategic investments, business acquisitions, working capital needs, investments in technology and marketing, share repurchases and payments of dividends to our shareholders. We believe that our cash balances and cash flows generated from operations, along with amounts available under our financing agreements, will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations for at least the next 12 months from the date of this filing.

Our cash flows from operating activities for the fiscal year ended September 30, 2020 were not materially adversely impacted by COVID-19. There have been no changes to our cost of or access to our capital and funding sources. We have not identified instability with the financial institutions with whom we maintain our financing relationships. We believe we can continue to service our outstanding borrowings or other financial obligations.

As of September 30, 2020, there were no outstanding borrowings on the Revolving Credit Facility and available borrowing capacity was $1,191.0 million after giving effect to the $9.0 million of outstanding standby letters of credit. As of September 30, 2019, there were $80.0 million outstanding borrowings on the Revolving Credit Facility, and available borrowing capacity was $1,112.8 million after giving effect to $7.2 million of outstanding standby letters of credit.

Our long-term debt instruments require nominal repayments over the next 12 months, with our next significant maturity occurring in August 2024. Since the beginning of the global COVID-19 pandemic in December 2019, we have not experienced liquidity constraints through either the movement of cash or under our Revolving Credit Facility. Furthermore, we have successfully extended our 364-day accounts receivable securitization facilities as of April 27, 2020. As of September 30, 2020, we were in compliance with all debt covenants under our financing agreements. See Note 5. Financing Agreements for additional information on our financing agreements and outstanding debt obligations.

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

Over the long term, we intend to continue to pursue inorganic growth in certain areas of our business, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. Refer to Note 3. Business Combinations for additional detail regarding the acquisitions completed during fiscal 2020 and 2019.

In September 2019, the Board approved an additional $170.0 million for share repurchases. Refer to Item 5 of Part I of this Form 10-K for additional information.

Our primary pension plan invests in a variety of equity and debt securities. Refer to Note 8. Retirement and Postretirement Benefit Plans for additional detail regarding our retirement plans, including our benefit obligations, plan assets funded status and estimated future benefit payments, among others.

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

On September 15, 2020, we committed to a workforce reduction plan, which includes a voluntary retirement program and involuntary severance actions. The actions under this plan will result in cash expenditures of approximately $35.0 million and will be substantially complete in fiscal 2021.

In fiscal 2019, we repatriated $10.2 million of our cash and cash equivalents from outside the United States that was previously taxed and paid no related foreign withholding tax. In fiscal 2020, we repatriated $12.2 million of our cash and cash equivalents from outside the United States that was previously taxed, and paid no related foreign withholding tax. These repatriated funds were used for working capital purposes or debt repayments. As of September 30, 2020, approximately 54.0% of our cash and cash equivalents, excluding restricted cash, were held by our foreign subsidiaries.

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

Credit Ratings

In fiscal 2020, Standard and Poor’s Rating Services and Moody’s Investor Service issued credit ratings for Hillrom of BB+ and Ba2, respectively, with stable outlooks.

Other Uses of Cash

We expect capital spending in fiscal 2021 to be approximately $100.0 million. Capital spending will be monitored and controlled as the year progresses.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Contractual Obligations, Contingent Liabilities and Commitments

To give a clear picture of matters potentially impacting our liquidity position, the following table outlines our contractual obligations as of September 30, 2020:

	Payments Due by Period
(In millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations
Long-term debt obligations	$1,890.6	$222.5	$125.0	$1,088.4	$454.7
Interest payments relating to long-term debt [1]	293.9	71.0	159.6	44.7	18.6
Operating lease liabilities	84.5	25.1	34.6	14.4	10.4
Pension and postretirement health care benefit funding [2]	23.3	3.1	4.6	4.7	10.9
Purchase obligations [3]	239.1	224.7	14.4	—	—
Other obligations [4]	42.2	2.5	16.9	15.2	7.6
Total contractual cash obligations	$2,573.6	$548.9	$355.1	$1,167.4	$502.2

1 Interest payments on our long-term debt are projected based on the contractual rates of outstanding debt securities.

2 Excludes our master defined benefit retirement plan in the United States because we are not required to make any further contributions in fiscal 2021.

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

4 Other obligations include deferred compensation arrangements, self-insurance reserves and other various liabilities.

We also had commercial commitments related to standby letters of credit as of September 30, 2020 of $9.6 million.

In addition to the contractual obligations and commercial commitments disclosed above, we also have a variety of other agreements related to the procurement of materials and services and other commitments. Many of these agreements are long-term supply agreements, some of which are exclusive supply or complete requirements-based contracts. Also, we have an additional $3.9 million of Other long-term liabilities as of September 30, 2020, which represent uncertain tax positions for which it is not possible to determine in which future period the tax liability might be settled.

In conjunction with our acquisition and divestiture activities, we entered into certain guarantees and indemnifications of performance, as well as, non-competition agreements for varying periods of time. Potential losses under the indemnifications are generally limited to a portion of the original transaction price, or to other lesser specific dollar amounts for certain provisions. Guarantees and indemnifications with respect to acquisition and divestiture activities, if triggered, could have an adverse impact on our financial condition and results of operations.

We are also subject to potential losses from adverse litigation results that are not included in our self-insurance or other reserves, because such potential losses are not quantifiable at this time and may never occur.

Critical Accounting Policies and Estimates

Our accounting policies, including those described below, often require management to make significant estimates and assumptions using information available at the time the estimates are made. Such estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenue and expenses. If future experience differs significantly from these estimates and assumptions, our results of operations and financial condition could be affected. Our most critical accounting policies are described below.

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
Certain costs associated with obtaining or fulfilling a contract are capitalized until such time as the related performance obligations are completed and the related revenue is recognized.
Contract liabilities represent deferred revenues that arise as a result of cash received from customers at inception of contracts or where the timing of billing for services precedes satisfaction of our performance obligations. Such remaining performance obligations represent the portion of the contract price for which work has not been performed and are primarily related to our installation and service contracts.
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

Business Combinations, Goodwill and Intangible Assets

Due to our growth strategy, recent acquisitions and the significance of our goodwill on the Consolidated Balance Sheets, this is our most critical accounting estimate. Assets acquired and liabilities assumed in a business combination are recorded at their estimated fair values on the date of acquisition. The difference between the purchase price amount and the net fair value of assets acquired and liabilities assumed is recognized as goodwill on the balance sheet if the purchase price exceeds the estimated net fair value or as a bargain purchase gain on the income statement if the purchase price is less than the estimated net fair value. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment, often utilizes independent valuation experts and involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items. The judgments made in the determination of the estimated fair value assigned to the assets acquired and liabilities assumed, as well as the estimated useful life of each asset and the duration of each liability, could significantly impact the financial statements in periods after acquisition, such as through depreciation and amortization expense. The allocation of the purchase price may be modified up to one year after the acquisition date as more information is obtained about the fair value of assets acquired and liabilities assumed. Fair values of acquired developed technology and customer relationships are estimated using the income approach. Management applies significant judgment in estimating the fair value of intangible assets acquired, which involved the use of significant estimates and assumptions with respect to the revenue growth rates, the obsolescence factors (specific to developed technology), the customer attrition rates (specific to customer relationships), and the discount rates. Changes in these judgments or estimates can have a material impact on the valuation of the respective assets and liabilities acquired and our results of operations.

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

Quantitative testing of the reporting units consists of a comparison of the fair value of the reporting units to their carrying value.

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
An impairment charge is recorded for the amount by which a reporting unit's carrying value exceeds the estimated fair value of the goodwill, not to exceed the carrying amount of its goodwill.

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

We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances. As of September 30, 2020, we had $50.8 million of valuation allowances on deferred tax assets, on a tax-effected basis, primarily related to certain foreign deferred tax attributes and state tax credit carryforwards as it is more likely than not that some portion or all of these tax attributes will not be realized.

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

We also have on-going audits in various stages of completion with the IRS and several state and foreign jurisdictions, one or more of which may conclude within the next 12 months. Such settlements could involve some or all of the following: the payment of additional taxes and penalties, the adjustment of certain deferred taxes and/or the recognition of previously unrecognized tax benefits. The resolution of these matters, in combination with the expiration of certain statutes of limitations in various jurisdictions, make it reasonably possible that our unrecognized tax benefits may decrease as a result of either payment or recognition of up to $1.8 million in the next 12 months, excluding interest.

The U.S. Internal Revenue Service and Treasury Department continue to release proposed guidance with respect to the Tax Act. We continue to evaluate what impact, if any, each piece of guidance may have on our related tax positions and our effective tax rate if, and when, such guidance is finalized.

Recently Issued Accounting Guidance

For a summary of recently issued accounting guidance applicable to us, see Note 1. Summary of Significant Accounting Policies.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including fluctuations in interest rates, collection risk associated with our accounts and notes receivable portfolio and variability in currency exchange rates. We established policies, procedures, and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.

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

Refer to Note 6. Derivative Instruments and Hedging Activity and Note 8. Retirement and Postretirement Benefit Plans for additional discussions about our derivative agreements and our pension plan assets. We may need to make additional pension plan contributions and our pension expense in future years may increase if market volatility and disruption causes declines in asset values and low interest rates result in a high pension obligation. Investment strategies and policies are set by the plan’s fiduciaries. Long-term strategic investment objectives utilize a diversified mix of equity and fixed income securities to preserve the funded status of the trusts and balance risk and return. The plan fiduciaries oversee the investment allocation process, which includes selecting investment managers, setting long-term strategic targets and monitoring asset allocations.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

1)Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

2)Provide reasonable assurance that transactions are recorded as necessary to permit preparation of our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

3)Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our Consolidated Financial Statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2020 using criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on these criteria, management concluded that we maintained effective internal control over financial reporting as of September 30, 2020.

The effectiveness of our internal control over financial reporting as of September 30, 2020 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, who also audited our Consolidated Financial Statements, as stated in their report included herein.

/s/ John P. Groetelaars
John P. Groetelaars
President and Chief Executive Officer

/s/ Barbara W. Bodem
Barbara W. Bodem
Senior Vice President and Chief Financial Officer

/s/ Richard M. Wagner
Richard M. Wagner
Vice President, Controller and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Hill-Rom Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hill-Rom Holdings, Inc. and its subsidiaries (the “Company”) as of September 30, 2020 and 2019, and the related consolidated statements of income, of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended September 30, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended September 30, 2020 listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in fiscal 2020 and the manner in which it accounts for revenues from contracts with customers in fiscal 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment - Reporting Unit Which Comprises the Surgical Solutions Reportable Segment

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s consolidated goodwill balance as of September 30, 2020 was $1,836 million. The goodwill associated with the Surgical Solutions reportable segment as of September 30, 2020 was $222 million. As disclosed by management, an impairment assessment is performed on goodwill annually in the third fiscal quarter, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. To determine the estimated fair values of the Company’s reporting units, management considers both the market and income approach, which require management to develop assumptions and estimates including the determination of guideline companies and market multiples, projected sales, projected gross margins, and discount rates.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the reporting unit which comprises the Surgical Solutions reportable segment is a critical audit matter are the significant judgment by management when developing the fair value measurement of the reporting unit; this in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the determination of guideline companies and market multiples, projected sales, projected gross margins, and the discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s reporting unit and controls over the development of the assumptions related to the guideline companies and market multiples, projected sales, projected gross margins, and the discount rate. These procedures also included, among others, testing management’s process for developing the fair value estimate; evaluating the appropriateness of both the market and income approach; testing the completeness, accuracy, and relevance of underlying data used; and evaluating the significant assumptions used by management related to the determination of guideline companies and market multiples, projected sales, projected gross margins, and the discount rate. Evaluating management’s assumptions related to projected sales and projected gross margins involved evaluating whether the assumptions utilized were reasonable considering (i) the current and past performance of the business, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the Company’s market and income approaches, the determination of guideline companies and market multiples, and the discount rate.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
November 13, 2020

We have served as the Company’s auditor since 1985.

Hill-Rom Holdings, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share data)

	Year Ended September 30
	2020	2019	2018
Net Revenue
Product sales and service	$2,571.2	$2,615.0	$2,469.6
Rental revenue	309.8	292.3	378.4
Total net revenue	2,881.0	2,907.3	2,848.0

Cost of Net Revenue
Cost of goods sold	1,259.9	1,330.7	1,274.1
Rental expenses	146.0	151.6	179.7
Total cost of net revenue (excludes acquisition-related intangible asset amortization)	1,405.9	1,482.3	1,453.8

Research and development expenses	136.5	139.5	135.6
Selling and administrative expenses	820.4	818.6	784.7
Acquisition-related intangible asset amortization	109.0	122.4	106.9
Special charges	41.5	28.4	77.6
Operating Profit	367.7	316.1	289.4

Interest expense	(74.0)	(89.6)	(95.0)
Loss on extinguishment of debt	(15.6)	(3.3)	—
Investment income (expense) and other, net	(6.9)	(14.6)	2.8

Income Before Income Taxes	271.2	208.6	197.2

Income tax expense (benefit)	48.2	56.4	(55.2)

Net Income	$223.0	$152.2	$252.4

Net Income per Basic Common Share	$3.35	$2.28	$3.81

Net Income per Diluted Common Share	$3.32	$2.25	$3.73

Average Basic Common Shares Outstanding (in thousands)	66,631	66,772	66,234

Average Diluted Common Shares Outstanding (in thousands)	67,212	67,660	67,612
 See Notes to Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended September 30
	2020	2019	2018

Net Income	$223.0	$152.2	$252.4

Other Comprehensive Income (Loss), net of tax:

Derivative instruments designated as hedges	(36.5)	(10.4)	12.5
Foreign currency translation adjustment	34.7	(40.1)	(24.0)
Change in pension and postretirement defined benefit plans	4.1	(13.6)	8.5
Total Other Comprehensive Income (Loss), net of tax	2.3	(64.1)	(3.0)

Total Comprehensive Income	$225.3	$88.1	$249.4
See Notes to Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	September 30, 2020	September 30, 2019
ASSETS
Current Assets
Cash and cash equivalents	$296.5	$214.1
Restricted cash	—	419.7
Trade accounts receivable, net of allowances of $25.9 and $20.6 in fiscal 2020 and 2019	594.9	653.3
Inventories, net of reserves of $73.0 and $57.3 in fiscal 2020 and 2019	352.0	269.6
Other current assets	121.5	106.7
Total current assets	1,364.9	1,663.4
Property, plant and equipment	858.2	829.6
Less accumulated depreciation	(552.1)	(532.8)
Property, plant and equipment, net	306.1	296.8
Goodwill	1,835.5	1,800.9
Other intangible assets and software, net	976.7	1,033.5
Deferred income taxes	32.9	33.1
Other assets	155.0	91.3
Total Assets	$4,671.1	$4,919.0
LIABILITIES
Current Liabilities
Trade accounts payable	$236.5	$197.6
Short-term borrowings	222.3	660.4
Accrued compensation	144.9	130.4
Accrued product warranties	30.8	29.7
Accrued rebates	44.8	47.7
Deferred revenue	110.1	107.3
Other current liabilities	162.8	95.2
Total current liabilities	952.2	1,268.3

Long-term debt	1,655.7	1,783.1
Accrued pension and postretirement benefits	89.3	80.8
Deferred income taxes	113.0	143.0
Other long-term liabilities	134.8	70.5
Total Liabilities	2,945.0	3,345.7
Commitments and Contingencies
SHAREHOLDERS' EQUITY
Capital Stock:
Preferred stock - without par value: Authorized - 1,000,000 shares; none issued or outstanding
Common stock - without par value: Authorized - 199,000,000	4.4	4.4
Issued - 88,457,634 shares as of September 30, 2020 and September 30, 2019; Outstanding: 66,640,832 shares as of September 30, 2020 and 66,625,011 shares as of September 30, 2019
Additional paid-in capital	667.0	637.4
Retained earnings	2,132.2	1,967.4
Accumulated other comprehensive income (loss)	(180.2)	(182.5)
Treasury stock, common shares at cost: 21,816,802 as of September 30, 2020 and 21,832,623 as of September 30, 2019	(897.3)	(853.4)
Total Shareholders’ Equity	1,726.1	1,573.3
Total Liabilities and Shareholders' Equity	$4,671.1	$4,919.0
See Notes to Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)

	Year Ended September 30
	2020	2019	2018
Operating Activities
Net income	$223.0	$152.2	$252.4
Adjustments to reconcile net income to net cash, cash equivalents and restricted cash provided by operating activities:
Depreciation and amortization of property, plant, equipment and software	69.8	72.4	89.6
Acquisition-related intangible asset amortization	109.0	122.4	106.9
Amortization of debt discounts and issuance costs	4.0	7.1	7.4
Loss on extinguishment of debt	15.6	3.0	—
Benefit for deferred income taxes	(19.0)	(18.8)	(84.8)
Loss on disposal of property, equipment, intangible assets, and impairments	2.7	3.4	2.7
Stock compensation	38.4	34.4	28.1
Other operating activities	27.1	28.3	34.1
Change in working capital excluding cash, current debt, acquisitions and dispositions:
Trade accounts receivable	71.3	(62.3)	(7.7)
Inventories	(91.8)	(0.9)	(18.7)
Other current assets	(14.8)	15.7	(29.4)
Trade accounts payable	24.0	13.2	12.5
Accrued expenses and other liabilities	15.4	28.8	(1.6)
Other assets and liabilities	7.0	2.5	3.7
Net cash, cash equivalents and restricted cash provided by operating activities	481.7	401.4	395.2
Investing Activities
Purchases of property, plant, equipment and software	(105.9)	(73.4)	(89.5)
Proceeds on sale of property and equipment	2.5	2.9	4.2
Payment for acquisition of businesses, net of cash acquired	(28.4)	(303.4)	—
Payments for acquisition of intangible assets	—	(17.1)	—
Payments for acquisition of investments	—	(26.6)	—
Proceeds on sale of businesses	0.8	166.6	1.0
Other investing activities	(0.2)	2.0	1.9
Net cash, cash equivalents and restricted cash used in investing activities	(131.2)	(249.0)	(82.4)
Financing Activities
Proceeds from borrowing on long-term debt	—	1,000.0	1.0
Payments of long-term debt	(50.1)	(1,038.5)	(351.0)
Borrowings on Revolving Credit Facility	190.0	420.0	75.0
Payments on Revolving Credit Facility	(270.0)	(340.0)	(165.0)
Borrowings on Securitization Facility	17.7	5.5	71.6
Payments on Securitization Facility	(45.5)	(5.5)	(40.7)
Borrowings on Note Securitization Facility	32.6	68.9	122.4
Payments on Note Securitization Facility	(21.2)	(62.7)	(50.0)
Proceeds from issuance of senior unsecured notes	—	425.0	—
Payment of debt issuance costs	—	(12.7)	(0.4)
Prepayment premium on extinguishment of 5.75% Notes	(12.2)	—	—
Redemption of 5.75% Notes	(425.0)	—	—
Cash dividends	(58.0)	(55.4)	(51.8)
Proceeds on exercise of stock options	8.6	14.5	40.0
Stock repurchases for stock award withholding obligations	(16.5)	(4.7)	(14.1)
Stock repurchases in the open market	(54.1)	(117.2)	—
Other financing activities	8.7	7.5	6.4
Net cash, cash equivalents and restricted cash (used in) provided by financing activities	(695.0)	304.7	(356.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	7.2	(6.3)	(5.0)
Net Cash Flows	(337.3)	450.8	(48.8)
Cash, Cash Equivalents and Restricted Cash:
At beginning of period	633.8	183.0	231.8
At end of period	$296.5	$633.8	$183.0
See Notes to Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY
(In millions, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests
	Shares Issued	Amount
								Total
Balance as of September 30, 2017	88,457,634	$4.4	$584.4	$1,676.2	$(110.0)	$(796.8)	$7.4	$1,365.6
Net income	—	—	—	252.4	—	—	—	252.4
VIE activity	—	—	—	—	—	—	(7.4)	(7.4)
Other comprehensive income (loss), net of tax of ($5.9)	—	—	—	—	(3.0)	—	—	(3.0)
Dividends ($0.78 per common share)	—	—	0.6	(52.4)	—	—	—	(51.8)
Stock repurchases for stock award withholding obligations	—	—	—	—	—	(14.1)	—	(14.1)
Stock compensation on equity-classified awards	—	—	27.4	—	—	—	—	27.4
Stock option exercises	—	—	3.6	—	—	36.4	—	40.0
Distribution of stock awards	—	—	(17.3)	—	—	17.3	—	—
Shares issued under employee stock purchase plan	—	—	4.2	—	—	2.9	—	7.1
Balance as of September 30, 2018	88,457,634	4.4	602.9	1,876.2	(113.0)	(754.3)	—	1,616.2
Cumulative effect of ASC 606 adoption, net of tax of $4.8	—	—	—	(4.9)	—	—	—	(4.9)
Cumulative effect of ASU 2016-16 adoption, net of tax of $0.2	—	—	—	(5.6)	—	—	—	(5.6)
Reclassification due to ASU 2018-02 adoption	—	—	—	5.4	(5.4)	—	—	—
Net income	—	—	—	152.2	—	—	—	152.2
Other comprehensive income (loss), net of tax of $7.0	—	—	—	—	(64.1)	—	—	(64.1)
Dividends ($0.83 per common share)	—	—	0.5	(55.9)	—	—	—	(55.4)
Stock repurchases for stock award withholding obligations	—	—	—	—	—	(4.7)	—	(4.7)
Stock repurchases in the open market	—	—	—	—	—	(117.2)	—	(117.2)
Stock compensation on equity-classified awards	—	—	33.9	—	—	—	—	33.9
Stock option exercises	—	—	2.6	—	—	11.9	—	14.5
Distribution of stock awards	—	—	(7.7)	—	—	7.7	—	—
Shares issued under employee stock purchase plan	—	—	5.2	—	—	3.2	—	8.4
Balance as of September 30, 2019	88,457,634	4.4	637.4	1,967.4	(182.5)	(853.4)	—	1,573.3
Net income	—	—	—	223.0	—	—	—	223.0
Other comprehensive income (loss), net of tax benefit of $9.6	—	—	—	—	2.3	—	—	2.3
Dividends ($0.87 per common share)	—	—	0.5	(58.5)	—	—	—	(58.0)
Stock repurchases for stock award withholding obligations	—	—	—	—	—	(16.5)	—	(16.5)
Stock repurchases in the open market	—	—	—	—	—	(54.1)	—	(54.1)
Stock compensation on equity-classified awards	—	—	37.8	—	—	—	—	37.8
Stock option exercises	—	—	2.9	—	—	5.7	—	8.6
Distribution of stock awards	—	—	(17.1)	—	—	17.1	—	—
Shares issued under employee stock purchase plan	—	—	5.5	—	—	3.9	—	9.4
Other	—	—	—	0.3	—	—	—	0.3
Balance as of September 30, 2020	88,457,634	$4.4	$667.0	$2,132.2	$(180.2)	$(897.3)	$—	$1,726.1
See Notes to Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

Note 1. Summary of Significant Accounting Policies

Nature of Operations

Hill-Rom Holdings, Inc. (the “Company,” “Hillrom,” “we,” “us,” or “our”) was incorporated on August 7, 1969, in the State of Indiana and is headquartered in Chicago, Illinois. We are a global medical technology leader whose approximately 10,000 employees have a single purpose: enhancing outcomes for patients and their caregivers by Advancing Connected Care™. Around the world, our innovations touch over 7 million patients each day. Our products and services help enable earlier diagnosis and treatment, optimize surgical efficiency and accelerate patient recovery while simplifying clinical communication and shifting care closer to home. We make these outcomes possible through digital and connected care solutions and collaboration tools, including smart bed systems, patient monitoring and diagnostic technologies, respiratory health devices, advanced equipment for the surgical space and more, delivering actionable, real-time insights at the point of care.

Basis of Presentation and Principles of Consolidation

The Consolidated Financial Statements include the accounts of Hillrom and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Where our ownership interest is less than 100%, the noncontrolling interests are reported in our Consolidated Financial Statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

Prior Period Reclassification

Beginning in fiscal year 2020, we are presenting Acquisition-related intangible asset amortization as a separate line item on our Statements of Consolidated Income for all periods presented. Acquisition-related intangible asset amortization was previously included in Selling and administrative expenses. Additionally, we will no longer present Gross Profit as a subtotal on our Statements of Consolidated Income.

The following table presents Acquisition-related intangible asset amortization and Selling and administrative expenses, excluding the Acquisition-related intangible asset amortization, for the fiscal years ended September 30, 2019 and 2018.

	Year Ended September 30
	2019	2018
Selling and administrative expense, previously reported	$941.0	$891.6
Less: Acquisition-related intangible asset amortization	(122.4)	(106.9)
Selling and administrative expense, currently reported	$818.6	$784.7

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense in the period. Actual results could differ from those estimates. Examples of such estimates include, but are not limited to, our allowance for doubtful accounts receivable, inventory reserves, accrued warranties, the impairment of intangible assets and goodwill, use of the spot yield curve approach for pension expense, income taxes and commitments and contingencies. See below for more information.

Government Programs Related to COVID-19

On March 25, 2020, the U.S. government approved the Coronavirus Aid, Relief and Economic Security (“CARES”) Act to provide economic stimulus to address the impact of the pandemic. The governments in certain other non-U.S. countries have also approved legislation in their jurisdictions to address the impact of the pandemic. We evaluated our eligibility and assessed the conditions and requirements of participation in many programs. For the programs in which we elected to participate, we recognized $3.2 million in government grants and cost abatements associated with state aid within the Statement of Consolidated Income for the fiscal year ended September 30, 2020. In addition, we deferred the payment of the employer share of the U.S. Federal Insurance Contributions Act (“FICA”) tax payments totaling $13.8 million in accordance with the CARES Act within the Consolidated Balance Sheet as of September 30, 2020. We continue to evaluate what impact, if any, the CARES Act, or any similar legislation in other non-U.S. jurisdictions, may have on our results of operations.

Cash and Cash Equivalents

We consider investments in marketable securities and other highly liquid instruments with a maturity of three months or less at date of purchase to be cash equivalents. All of our marketable securities may be freely traded.

Restricted Cash

Restricted cash represents funds that are restricted to satisfy designated current liabilities. As of September 30, 2019, restricted cash consisted of amounts held in a trust account to redeem all of our previously outstanding senior unsecured 5.75% notes due September 2023. The restricted cash was used to redeem these senior notes on October 7, 2019. See Note 5. Financing Agreements for additional information.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest, unless the transaction is an installment sale with extended payment terms. Allowances for doubtful accounts are recorded as a component of Selling and administrative expenses and represent our best estimate of the amount of probable credit losses and collection risk in our existing accounts receivable. Receivables are generally reviewed for collectability based on historical collection experience for each receivable type and are also reviewed individually for collectability. Account balances are charged against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance sheet credit exposure related to our customers.

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

Inventories

Inventories are valued at lower of cost or market. Inventory costs are determined by the last-in, first-out (“LIFO”) method for approximately 16% and 30% of our inventories as of September 30, 2020 and September 30, 2019. Costs for other inventories have been determined principally by the first-in, first-out (“FIFO”) method. If the FIFO method of inventory accounting had been used for all inventories, they would have been approximately $5.5 million and $0.3 million higher than reported as of September 30, 2020 and September 30, 2019. Inventories consist of the following:

	Year Ended September 30
	2020	2019
Inventories, net of reserves:
Finished products	$167.6	$120.5
Work in process	48.4	42.4
Raw materials	136.0	106.7
Total inventories, net of reserves	$352.0	$269.6

We record reserves when the facts and circumstances indicate that particular inventories will not be sold at prices in excess of current carrying costs. These estimates are based on historical experience and expected future trends.

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

When property, plant and equipment is retired from service or otherwise disposed of, the cost and related amount of depreciation is eliminated from the asset and accumulated depreciation accounts. The difference, if any, between the net asset value and the proceeds on sale are charged or credited to income.

Total depreciation expense in fiscal years ended September 30, 2020, 2019 and 2018 was $60.6 million, $62.1 million and $78.6 million. The major components of property, plant and equipment and the related accumulated depreciation were as follows:

	Year Ended September 30
	2020		2019
	Cost	Accumulated Depreciation	Cost	Accumulated Depreciation
Land and land improvements	$16.9	$4.4	$16.7	$3.9
Buildings and building equipment	208.2	95.4	199.7	91.1
Machinery and equipment	416.3	303.4	397.0	285.2
Equipment leased to others	216.8	148.9	216.2	152.6
Total	$858.2	$552.1	$829.6	$532.8

Goodwill

Goodwill represents the excess of the purchase price paid over the estimated fair value of the net assets acquired and liabilities assumed in the acquisition of a business. Goodwill is not amortized, but is tested for impairment at least annually or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. See Note 4. Goodwill and Intangible Assets for additional information.

Fair Value Measurements

Fair value measurements are classified and disclosed in one of the following three categories:

•Level 1: Financial instruments with unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

•Level 2: Financial instruments with observable inputs other than those included in Level 1 such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•Level 3: Financial instruments with unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Unobservable inputs reflect our own assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). Unobservable inputs shall be developed based on the best information available in the circumstances, which might include our own data.

We record cash and cash equivalents, as disclosed on our Consolidated Balance Sheets, as Level 1 instruments and certain other investments and derivatives as Level 2 instruments as they are not actively quoted. Except for the adoption of revised disclosure guidance related to investments held by our pension plan as discussed in Note 8. Retirement and Postretirement Benefit Plans, there have been no significant changes in our classification among assets and liabilities. Refer to Note 5. Financing Agreements for disclosure of our debt instrument fair values.

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

In conjunction with our acquisition and divestiture activities, we entered into select guarantees and indemnifications of performance with respect to the fulfillment of our commitments under applicable purchase and sale agreements. The arrangements generally indemnify the buyer or seller for damages associated with breach of contract, inaccuracies in representations and warranties surviving the closing date and satisfaction of liabilities and commitments retained under the applicable contract. With respect to divestitures, we also routinely enter into non-competition agreements for varying periods of time. Guarantees and indemnifications with respect to acquisition and divestiture activities, if triggered, could have an adverse impact on our Consolidated Financial Statements.

A rollforward of changes in our warranty reserve is as follows:

	Year Ended September 30
	2020	2019
Balance at the beginning of the period	$29.7	$20.5
Provision for warranties in the period	18.6	23.0
Warranty reserves acquired	—	0.2
Warranty reserves assumed [1]	—	2.8
Warranty claims incurred in the period	(17.5)	(16.8)
Balance at the end of the period	$30.8	$29.7
 1 As a result of the asset acquisition in our Front Line Care segment discussed in Note 3. Business Combinations.

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

We account for our defined benefit pension and other postretirement plans by recognizing the funded status of a benefit plan in the balance sheet. We also recognize in Accumulated other comprehensive income (loss) certain gains and losses that arose in the period. See Note 8. Retirement and Postretirement Benefit Plans for key assumptions and further discussion related to our pension and postretirement plans.

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

Self Insurance

We are generally self-insured up to certain stop-loss limits for certain employee health benefits, including medical, drug and dental. Our policy is to estimate reserves based upon several factors including known claims, estimated incurred but not reported claims and outside actuarial analysis, which are based on historical information along with certain assumptions about future events. Such estimated reserves are classified as Other current liabilities and Other long-term liabilities in the Consolidated Balance Sheets. Refer to Note 16. Commitments and Contingencies for additional information.

Treasury Stock

Treasury stock consists of our common shares that have been issued, but subsequently reacquired. We account for treasury stock purchases under the cost method. When these shares are reissued, we use an average-cost method to determine cost. The difference between proceeds and the cost basis of the treasury stock is recorded to Additional paid-in capital.

Revenue Recognition — Sales and Rentals

Revenue is presented in the Consolidated Statements of Income net of sales discounts and allowances, GPO fees, price concessions, rebates and customer returns for products sales and rental revenue services.

Disaggregation of Revenue

The Company disaggregates revenue recognized from contracts with customers by geography and reportable segments consistent with the way in which management operates and views the business. See Note 14. Segment Reporting for the presentation of the Company's revenue disaggregation.

Performance Obligations & Transaction Price Determination

Revenue is recognized as performance obligations are satisfied, either at a point in time or over time, driven by the nature of the performance obligation that is contracted to be provided to our customers. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the contract. Revenue is measured as the amount of consideration we expect to receive in exchange for satisfying the performance obligations. Certain of our contracts have multiple performance obligations. A contract’s transaction price is allocated to the distinct performance obligations and recognized as revenue when, or as, each performance obligation is satisfied. We allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract.

The majority of our product sales revenue is recognized at a point in time, primarily based on the transfer of title, except in circumstances where we are also required to install the equipment, for which revenue is recognized upon customer acceptance of the installation. Performance obligations involving the provision of services and revenue from rental usage of our products are recognized over the time period specified in the contractual arrangement with the customer.

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

Deferred Contract Costs

Certain costs associated with obtaining or fulfilling a contract with a customer (collectively referred to as “deferred contract costs”) are capitalized until such time as the related performance obligations are completed and the related revenue is recognized. Deferred contract costs are recorded as Other current assets and Other assets.

Costs to obtain a contract are primarily comprised of sales commissions paid upon receipt of a purchase order for certain products, primarily care communications. Commissions are expensed commensurate with the timing of revenue recognition, which is generally 12 to 36 months.

Costs to fulfill a contract includes equipment, installation and other costs directly related to certain performance obligations not completed. These costs primarily relate to our care communications products and other construction projects that require installation or ongoing service maintenance. These costs are expensed commensurate with the timing of revenue recognition, which is generally 12 to 24 months.

The following table summarizes deferred contract cost activity for the fiscal year ended September 30, 2020:

	September 30, 2020
	Ending Balance	Amortization	Statement of Consolidated Income Classification
Costs to obtain a contract
Other current assets	$6.7	$(17.5)	Selling and administrative expenses
Other assets	1.8	—

Costs to fulfill a contract
Other current assets	$26.9	$(75.2)	Cost of goods sold
Other assets	3.4	—

Contract Balances

Contract liabilities represent deferred revenues that arise as a result of cash received from customers at inception of contracts or where the timing of billing for services precedes satisfaction of our performance obligations. Such remaining performance obligations represent the portion of the contract price for which work has not been performed and are primarily related to our installation and service contracts. These contract liabilities are recorded in Deferred revenue and Other long-term liabilities. We expect to satisfy the majority of the remaining performance obligations and recognize revenue related to installation and service contracts within 12 to 24 months.

The nature of our products and services does not give rise to contract assets as we typically do not have instances where a right to payment for goods and services already transferred to a customer exists that is conditional on something other than the passage of time.

The following table summarizes contract liability activity for the fiscal year ended September 30, 2020. The contract liability balance represents the transaction price allocated to the remaining performance obligations.

Contract Liabilities
Balance as of September 30, 2019	$125.8
Deferred revenue acquired	2.9
New revenue deferrals	300.7
Revenue recognized upon satisfaction of performance obligations	(291.3)
Balance as of September 30, 2020	$138.1

Accounting & Practical Expedient Elections

We account for shipping and handling activities as fulfillment costs within Cost of goods sold. These activities are not considered to be a separate performance obligation. Taxes assessed by a governmental authority that are directly imposed on a revenue producing transaction between us and our customers, including but not limited to sales taxes, use taxes and value added taxes, are excluded from revenue and cost.

We adopted the significant financing practical expedient under which the impacts of financing are considered immaterial if the duration of the financing is one year or less. Customer payments are due at various times up to 90 days from the date of invoice, though in some countries and for certain customer types, credit terms are longer based on local industry standard.

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

Research and Development Costs

Research and development costs relate primarily to internal costs for salaries and direct overhead expenses as well as the cost of outside vendors to conduct R&D activities. These costs are expensed as incurred. In addition, certain costs for software development technology held for sale are capitalized as intangibles when technological feasibility in the software is established and are amortized over a period of three years to five years once the software is ready for its intended use. The amounts capitalized in fiscal 2020, 2019 and 2018 were approximately $15.3 million, $8.0 million and $2.4 million.

Comprehensive Income

We include the after-tax effect of unrealized gains or losses on interest and foreign currency hedges, foreign currency translation adjustments and pension or other defined benefit postretirement plans’ actuarial gains or losses and prior service costs or credits in Accumulated other comprehensive income (loss). See Note 9. Other Comprehensive Income of our Consolidated Financial Statements for further details.

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

Stock-Based Compensation

We account for stock-based compensation under fair value provisions. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. We estimate forfeitures on stock-based compensation, which are based on historical and expected forfeiture rates. In order to determine the fair value of stock options on the date of grant, we utilize a Binomial model. In order to determine the fair value of other performance-based stock awards on the date of grant, we utilize a Monte Carlo model. Inherent in these models are assumptions related to a volatility factor, expected life, risk-free interest rate, dividend yield and expected forfeitures. The risk-free interest rate is based on factual data derived from public sources. The volatility factor, expected life, dividend yield and expected forfeiture assumptions require judgment utilizing historical information, peer data and future expectations. Restricted stock units (“RSUs”) are measured based on the fair market price of our common stock on the date of grant, as reported by the New York Stock Exchange, multiplied by the number of units granted. See Note 13. Common Stock for further details.

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

As of fiscal year ended September 30, 2020, we had valuation allowances on deferred tax assets, on a tax-effected basis, primarily related to certain foreign deferred tax attributes that are not expected to be utilized. We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances.

We account for uncertain income tax positions using a threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The difference between the tax benefit recognized in the financial statements for an uncertain income tax position and the tax benefit claimed in the tax return is referred to as an unrecognized tax benefit. See Note 11. Income Taxes for further details.

Derivative Instruments and Hedging Activity

We use derivative financial instruments to manage the economic impact of fluctuations in currency exchange and interest rates. Derivative financial instruments related to currency exchange rates include forward purchase and sale agreements that generally have terms no greater than 15 months. Additionally, interest rate swaps and cross-currency interest rate swaps are sometimes used to convert some or all of our long-term debt to either a fixed or variable rate.

Derivative financial instruments are recognized in the Consolidated Balance Sheets as either assets or liabilities and are measured at fair value. Changes in the fair value of derivatives are recorded each period in the Statement of Consolidated Income or the Statement of Consolidated Comprehensive Income (Loss), depending on whether a derivative is designated and considered effective as part of a hedge transaction, and if it is, the type of hedge transaction. The Company's derivatives are considered to be highly effective under hedge accounting principles. The Company does not hold or issue derivative financial instruments for speculative purposes. As a result of being effective, gains and losses on derivative instruments reported in Accumulated other comprehensive income (loss) are subsequently included in the Statement of Consolidated Income in the periods in which earnings are affected by the hedged item. These activities have not had a material effect on our Consolidated Financial Statements for the periods presented herein.

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

As a lessee, the adoption of the guidance on October 1, 2019 resulted in the recognition of ROU assets of $82.5 million and lease liabilities of $85.8 million, which all related to operating leases. The ROU assets were lower than the lease liabilities due to the derecognition of deferred rent balances of $3.3 million. As a lessor, there was no impact as a result of the adoption. We did not recognize any adjustment to the comparative period presented in the financial statements in accordance with our adoption method. The guidance did not have a material impact on our Statements of Consolidated Income.

See Note 7. Leases for additional information on the impacts of ASC 842.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard eliminates Step 2 of the goodwill impairment test and requires a goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. ASU 2017-04 is effective for our first quarter of fiscal 2021 and requires a prospective transition method. Early adoption is permitted. We early adopted this standard in the first quarter of fiscal 2020 and the guidance did not have a material impact on our Consolidated Financial Statements.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASC 606”), which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We adopted the new standard in the first quarter of fiscal 2019 using the modified retrospective approach. The cumulative effect of initially applying ASC 606 was an adjustment to decrease the opening Retained earnings by $4.9 million, which is net of a $4.8 million tax effect, as of October 1, 2018.

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

In February 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This standard requires employers to include only the service cost component of net periodic pension cost in operating expenses, together with other employee compensation costs. The other components of net periodic pension cost, including interest cost, expected return on plan assets, amortization of prior service cost and settlement and curtailment effects, are to be included in non-operating expenses. The amendment allows a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. We adopted ASU 2017-07 in the first quarter of fiscal 2019 and applied the practical expedient upon adoption. ASU 2017-07 did not have a material impact on our Consolidated Financial Statements. As a result of the adoption of ASU 2017-07, we reclassified $0.1 million for fiscal 2018 and $1.6 million for fiscal 2017 from Selling and administrative expenses to Investment income (expense) and other, net. See Note 8. Retirement and Postretirement Benefit Plans for additional information on our retirement and postretirement plans.

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

Recently Issued Accounting Guidance

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) - Measurement of Credit Losses of Financial Instruments and has subsequently issued related amendments, collectively referred to as “Topic 326”. Topic 326 requires entities to measure credit losses for financial assets measured at amortized cost based on expected losses rather than incurred losses. For available-for-sale debt securities with unrealized losses, entities will be required to recognize credit losses through an allowance for credit losses. Topic 326 is effective for our first quarter of fiscal 2021 and requires a modified retrospective transition method. Early adoption is permitted. We do not expect the adoption to have a material impact on our Consolidated Financial Statements.

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

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. The purpose of the standard is to (1) clarify that transactions between participants in a collaborative agreement should be accounted for under Topic 606 and (2) add unit-of-account guidance in Topic 808 to align with Topic 606. ASU 2018-18 is effective for our first quarter of fiscal 2021 and must be applied retrospectively to the first quarter of fiscal 2020, the date of initial application of Topic 606. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption on our Consolidated Financial Statements.

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

Note 2. Supplementary Financial Statement Information

Supplemental Balance Sheet Information

Investments

During the fiscal year ended September 30, 2019, we acquired $26.6 million of non-marketable equity securities that are valued at cost.

During the fiscal year ended September 30, 2020, we sold an equity investment with a carrying value of $3.1 million and recognized a loss of $0.3 million and recognized an impairment loss of $1.7 million on a cost method investment. These losses were recorded as a component of Investment income (expense) and other, net.

As of September 30, 2020 and 2019, investments totaling $49.0 million and $51.1 million were recorded as a component of Other assets.

Supplemental Cash Flow Information

	Year Ended September 30
	2020	2019	2018
Cash paid for income taxes	$88.0	$54.4	$44.8
Cash paid for interest	72.4	91.8	90.4

Non-cash investing activities:
Change in capital expenditures not paid	$4.9	$8.0	$(1.6)
Sale of equity method investment	2.1	—	—
Total non-cash investing activities:	$7.0	$8.0	$(1.6)

Non-cash financing activities:
Treasury stock issued under stock compensations plans	$26.7	$22.7	$56.6
Distribution of shares issued under stock-based compensation plans	30.0	15.4	36.2

Note 3. Business Combinations

Acquisitions

Assets acquired and liabilities assumed in a business combination are recorded at their estimated fair values on the date of acquisition. The difference between the purchase price amount and the net fair value of assets acquired and liabilities assumed is recognized as goodwill on the balance sheet if the purchase price exceeds the estimated net fair value or as a bargain purchase gain on the income statement if the purchase price is less than the estimated net fair value. The allocation of the purchase price may be modified up to one year after the acquisition date as more information is obtained about the fair value of assets acquired and liabilities assumed.

During fiscal 2020 and 2019, we acquired the following companies:

Fiscal Year	Company Name	Description of the Business	Description of the Acquisition
2020	Excel Medical	Clinical communications software company located in the United States	Purchased all of the outstanding equity interest.
2020	Connecta	Clinical communications software company based in Mexico.	Purchased the multiplatform medical device integration and connectivity software programs, products, and solutions of the company.
2020	Videomed [1]	Developer of integrated video solutions in operating rooms located in Italy.	Purchased all of the outstanding equity interest.
2019	Voalte	Clinical communications software company located in the United States.	Purchased all of the outstanding equity interest.
2019	Breathe	Developer and manufacturer of a patented wearable, non-invasive ventilation technology that supports improved patient mobility, which is located in the United States.	Purchased all of the outstanding equity interest.
1 On July 21, 2020, we acquired the remaining 74% outstanding equity interest in Videomed for total aggregate consideration of $10.7 million. As a result of the transaction, the previously held 26% equity investment was adjusted to reflect the fair value as of the acquisition date and a gain of $3.0 million was recognized in Investment income (expense) and other, net for the fiscal year ended September 30, 2020. The fair value of the previously held equity investment was estimated using the discounted cash flow method of the income approach that incorporated a discount for the lack of marketability.

The following tables summarize additional details for each acquisition that closed during the fiscal years ended September 30, 2020 and 2019:

	Company Name
	Excel Medical	Connecta	Videomed
Acquisition Details:
Date of acquisition	January 10, 2020	May 18, 2020	July 21, 2020

Cash paid	$13.1	$7.5	$7.8
Contingent consideration [1]	6.1	0.2	2.9
Total consideration [2]	$19.2	$7.7	$10.7

Contingent consideration payable up to: [3]	$15.0	$4.0	$3.7

Segment information:	Patient Support Systems	Front Line Care	Surgical Solutions

The following summarizes the fair value of assets acquired and liabilities assumed for each fiscal 2020 acquisition: [4]

Trade accounts receivable	$0.6	$—	$2.5
Inventories	0.2	—	0.9
Other current assets	0.1	—	0.2
Goodwill [5]	10.5	4.8	10.0
Developed technology [6]	10.9	2.9	4.4
Other assets	0.1	—	0.6
Trade accounts payable	—	—	(1.2)
Deferred revenue	(2.7)	—	(0.2)
Other current liabilities	(0.5)	—	(1.1)
Other long-term liabilities	—	—	(2.4)
Fair value of assets acquired and liabilities assumed	19.2	7.7	13.7
Less: Fair value adjustment of previously held investment	—	—	(3.0)
Total purchase price, net of cash acquired	$19.2	$7.7	$10.7

Acquisition costs for the fiscal year ended September 30, 2020:
Acquisition and integration costs recognized in Selling and administrative expenses	$2.2	$0.3	$0.4

[1] This amount represents the fair value of the contingent consideration on the acquisition date. For Excel Medical, contingent consideration also includes $1.6 million, which was withheld at the close of the transaction and is payable upon completion of a supply contract modification. As of September 30, 2020, we recognized $1.4 million of acquisition and integration costs for the fair value adjustment of the Excel Medical contingent consideration. The fair value adjustments related to Connecta and Videomed contingent consideration were not significant as of September 30, 2020.

[2] The purchase price for fiscal 2020 acquisitions are subject to post-closing adjustments.
[3] The contingent consideration will be payable if commercial milestones defined in the sale and purchase agreements are achieved within the specified time period following the date of acquisition. For Excel Medical, Connecta and Videomed, the specified time periods are 2 years, 3.5 years and 2 years, respectively.

[4] The fair values of assets acquired and liabilities assumed are still considered to be preliminary. The values reflect net working capital and fair value adjustments as of the fiscal year ended September 30, 2020. We do not expect further adjustments to be significant.

[5] Goodwill recognized in our acquisitions is attributable to the following:
•Excel Medical - Accelerating our leadership in care communications platform and advancing our digital and mobile communications platform and capabilities.
•Connecta - Advancing connected care in Mexico as well as creating lower cost opportunities to expand to other emerging markets.
•Videomed - Expanding our operating room integration platform and our market leadership in advancing connected care.

Goodwill in connection with the Excel Medical and Connecta acquisitions is deductible for tax purposes in the United States. Goodwill for the Videomed acquisition is not deductible for tax purposes in Italy.

[6] Useful lives for the acquired developed technology intangible assets range from 5 years to 10 years.

	Company Name
	Voalte	Breathe
Acquisition Details:
Date of acquisition	April 1, 2019	September 3, 2019
Cash paid	$175.8	$127.6
Contingent consideration	5.2	—
Total consideration [1]	$181.0	$127.6

Contingent consideration payable up to: [2]	$15.0	$—

Segment information:	Patient Support Systems	Front Line Care

The following summarizes the fair value of assets acquired and liabilities assumed for each fiscal 2019 acquisition:

Trade accounts receivable	$5.8	$0.3
Inventories	0.1	5.7
Other current assets	2.7	0.1
Property, plant and equipment	0.2	2.1
Goodwill [3]	98.5	59.8
Non-competition agreements [4]	2.7	—
Trade name [4]	13.5	4.0
Customer relationships [4]	29.0	0.4
Developed technology [4]	55.0	56.0
Other assets	—	0.2
Trade accounts payable	(1.7)	(0.5)
Deferred revenue	(10.7)	—
Other current liabilities	(4.3)	(1.6)
Deferred income taxes	(9.8)	1.9
Other long-term liabilities	—	(0.8)
Total purchase price, net of cash acquired	$181.0	$127.6

Acquisition costs for the fiscal year ended September 30, 2020:
Acquisition and integration costs recognized in Selling and administrative expenses [5]	$(8.4)	$2.5
Acquisition and integration costs recognized in Special charges	—	3.1

Acquisition costs for the fiscal year ended September 30, 2019:
Acquisition and integration costs recognized in Selling and administrative expenses [5]	$12.1	$6.4
Acquisition and integration costs recognized in Special charges	—	1.7

[1] The purchase price for fiscal 2019 acquisitions are considered final.
[2] Contingent consideration was not paid as the commercial milestones were not met within 1 year of the acquisition date.
[3] Goodwill recognized in our acquisitions is attributable to the following:
•Voalte - Enhancing synergies, accelerating our leadership in care communications platform and advancing our digital and mobile communications platform and capabilities.
•Breathe - Enhancing synergies and accelerating our leadership in respiratory health products.

Goodwill associated with the acquisitions of Voalte and Breathe is not deductible for tax purposes in the United States.

[4] The intangible asset useful lives for non-competition agreements, trade name, customer relationships and developed technology range from 2 years to 11 years.
[5] Acquisition and integration costs recognized for Voalte during fiscal 2020 and fiscal 2019 include $(8.4) million and $3.2 million related to fair value adjustments to contingent consideration. Hillrom did not pay any contingent consideration as the commercial milestones were not met within 1 year of the acquisition date.

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

Dispositions

On August 2, 2019, we completed a disposition to sell certain of our surgical consumable products and related assets for a purchase price of $166.6 million, which is net of cash and working capital adjustments. In fiscal 2019, we recorded a pre-tax loss on this disposition of $15.9 million, including transaction costs of $4.0 million, in Investment income (expense) and other, net. During the fiscal year ended September 30, 2020, we recorded an additional loss of $4.2 million related to this transaction primarily due to income taxes. This disposition did not have a significant effect on our operations or financial results, and, therefore, has not been reported as a discontinued operation.

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

Note 4. Goodwill and Intangible Assets

Goodwill

As discussed in Note 14. Segment Reporting, we operate in three reportable business segments. Goodwill impairment testing is performed at the reporting unit level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded and is reallocated as necessary based on the composition of reporting units over time. Once goodwill is assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.

The following summarizes goodwill activity by reportable segment:

	Patient Support Systems	Front Line Care	Surgical Solutions	Total
Balances as of September 30, 2018
Goodwill	$544.4	$1,370.6	$296.1	$2,211.1
Accumulated impairment losses	(472.8)	—	—	(472.8)
Goodwill, net as of September 30, 2018	71.6	1,370.6	296.1	1,738.3

Changes in Goodwill in the period:
Goodwill related to acquisitions	98.4	60.2	—	158.6
Goodwill related to disposition	—	—	(81.7)	(81.7)
Currency translation effect	(2.3)	(6.1)	(5.9)	(14.3)

Balances as of September 30, 2019
Goodwill	640.5	1,424.7	208.5	2,273.7
Accumulated impairment losses	(472.8)	—	—	(472.8)
Goodwill, net as of September 30, 2019	167.7	1,424.7	208.5	1,800.9

Changes in Goodwill in the period:
Goodwill related to acquisitions	10.6	4.4	10.0	25.0
Currency translation effect	2.4	3.5	3.7	9.6

Balances as of September 30, 2020
Goodwill	653.5	1,432.6	222.2	2,308.3
Accumulated impairment losses	(472.8)	—	—	(472.8)
Goodwill, net as of September 30, 2020	$180.7	$1,432.6	$222.2	$1,835.5

Testing for goodwill is performed annually, or on an interim basis upon the occurrence of a triggering event or change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The annual evaluation of goodwill for impairment was performed as of April 30, 2020 and did not result in any impairment.

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

The below table summarizes our changes in goodwill related to the acquisitions that occurred during the fiscal years ended September 30, 2020 and 2019. Refer to Note 3. Business Combinations for additional information regarding these acquisitions.

Company Name
	Voalte	. Breathe	Excel Medical	Connecta	Videomed
Date of Acquisition	April 1, 2019	September 3, 2019	January 10, 2020	May 18, 2020	July 21, 2020
Segment assigned Goodwill	Patient Support Systems	Front Line Care	Patient Support Systems	Front Line Care	Surgical Solution
Percentage of Goodwill assigned to segment	100%	100%	100%	100%	100%

For the fiscal year ended September 30, 2019, we completed a disposition to sell certain of our surgical consumable products and related assets. All goodwill associated with this disposition was included in our Surgical Solutions segment. Refer to Note 3. Business Combinations for additional information.
Intangible Assets

Intangible assets are stated at cost and consist predominantly of software, patents, acquired technology, trademarks, trade names and acquired customer relationship assets. With the exception of certain indefinite-lived trade names, our intangible assets are amortized on a straight-line basis over periods generally ranging from 1 to 20 years and our capitalized software costs are amortized on a straight-line basis over periods ranging from 3 to 10 years.

Many of our intangible assets are not deductible for income tax purposes. A summary of intangible assets and the related accumulated amortization follows:

	September 30
	2020		2019
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Customer relationships	$633.2	$358.7	$658.1	$333.8
Trademarks and trade names	45.3	25.7	51.5	24.0
Developed technology	287.9	116.5	278.6	79.5
Software [1]
Software for internal use	159.3	119.2	136.6	115.4
Software to be sold	55.1	29.5	39.9	27.6
Other [2]	25.8	17.7	28.4	16.7
Total definite-lived	$1,206.6	$667.3	$1,193.1	$597.0
Indefinite-lived [3]	437.4	—	437.4	—
Total identifiable intangible assets	$1,644.0	$667.3	$1,630.5	$597.0
[1] Software consists mainly of capitalized costs associated with internal use software, including applicable costs associated with the implementation and upgrade of our enterprise resource planning systems. In addition, software includes capitalized development costs for software products to be sold. Software amortization expense was $9.2 million, $10.3 million and $11.1 million for the fiscal years ended September 30, 2020, 2019 and 2018 and was primarily included in Selling and administrative expenses.

[2] Other intangible assets primarily comprised of patents, non-competition agreements and intellectual property rights.
[3] Indefinite-lived intangible assets represent primarily the Welch Allyn trade name with a carrying value of $434.0 million as of September 30, 2020 and 2019.

Testing for indefinite-lived intangible asset impairment is performed annually, or on an interim basis upon the occurrence of a triggering event or change in circumstances that would more likely than not reduce the fair value of the indefinite-lived intangible asset below its carrying amount. The annual evaluation of indefinite-lived intangible assets was performed as of April 30, 2020 and did not result in any impairment.

Amortization expense for definite-lived intangible assets for the fiscal years ended September 30, 2020, 2019 and 2018 was $118.2 million, $132.7 million and $117.9 million. Amortization expense for definite-lived intangible assets is expected to approximate the following for each of the next five fiscal years and thereafter:

Amount
2021	$121.5
2022	105.1
2023	85.9
2024	72.0
2025	58.1
2026 and beyond	96.7

Note 5. Financing Agreements

Total debt consists of the following:

	September 30, 2020	September 30, 2019
Current portion of long-term debt[1]	$50.1	$471.7
Securitization Facility	82.2	110.0
Note Securitization Facility	90.0	78.7
Total Short-term borrowings	$222.3	$660.4

Revolving credit facility, matures August 2024	$—	$80.0
Senior secured Term Loan A, long-term-portion, matures August 2024	895.4	944.0
Senior unsecured 5.00% notes due on February 15, 2025	297.5	296.9
Senior unsecured 4.375% notes due on September 17, 2027	419.5	418.7
Unsecured 7.00% debentures due on February 15, 2025	13.4	13.5
Unsecured 6.75% debentures due on December 15, 2027	29.7	29.7
Other	0.2	0.3
Total Long-term debt	$1,655.7	$1,783.1
Total debt	$1,878.0	$2,443.5
[1] For September 30, 2019, includes the Senior unsecured 5.75% notes due on September 17, 2023

Short-Term Borrowings

Securitization Facilities

In April 2020, we renewed our 364-day accounts receivable securitization program (the “Securitization Facility”) with certain financial institutions for borrowings up to $110.0 million. We also renewed our additional 364-day facility for borrowings up to $90.0 million (the “Note Securitization Facility”) in April 2020. The terms and conditions of the renewed April 2020 facilities are substantially similar to the May 2019 facilities. Under the terms of each the Securitization Facility and Note Securitization Facility, certain of our accounts receivable secure the amounts borrowed and cannot be used to pay our other debts or liabilities. The amount of permissible borrowings outstanding is determined based on the amount of qualifying accounts receivable at any point in time. Borrowings outstanding under the Securitization Facility and Note Securitization Facility bear interest at 1-month U.S. LIBOR plus the applicable margin of 0.8% and 0.9% and are included as a component of Short-term borrowings, while the accounts receivable securing these obligations remain as a component of Trade accounts receivable, net of allowances.

Long-Term Debt

As of September 30, 2020, there were no outstanding borrowings on the Revolving Credit Facility and available borrowing capacity was $1,191.0 million after giving effect to the $9.0 million of outstanding standby letters of credit. As of September 30, 2019, there were $80.0 million outstanding borrowings on the Revolving Credit Facility, and available borrowing capacity was $1,112.8 million after giving effect to $7.2 million of outstanding standby letters of credit.

In August 2019, we entered into a senior credit agreement (the “Senior Credit Agreement”) for purposes of refinancing our then-existing senior secured credit facilities maturing in 2021 (the “Prior Senior Secured Credit Facilities”). The Prior Senior Secured Credit Facilities consisted of a senior secured term loan facility (“2021 TLA Facility”) with an original principal amount of $1,462.5 million and a Senior Secured Revolving Credit Facility (“2021 Revolving Credit Facility”) providing borrowing capacity of up to $700.0 million, both maturing in September 2021. In fiscal 2019, we paid the outstanding balance of $1,038.4 million on the 2021 TLA Facility.

The Senior Credit Agreement consists of two facilities as follows:
•$1,000.0 million senior secured Term Loan A facility, maturing in August 2024 (“2024 TLA Facility”)
•Revolving Credit Facility, providing borrowing capacity of up to $1,200.0 million, maturing in August 2024 (“2024 Revolving Credit Facility”)

In connection with the refinancing of the Prior Senior Secured Credit Facilities, we recorded $3.3 million in Loss on extinguishment of debt primarily related to the debt issuance costs previously capitalized for the 2021 TLA Facility in fiscal 2019. We capitalized debt issuance costs of $2.5 million in connection with the 2024 TLA Facility and $3.7 million in connection with the 2024 Revolving Credit Facility.

The Senior Credit Agreement facilities bear interest at variable rates which currently approximate 1.4%. These interest rates are based primarily on LIBOR, but under certain conditions could also be based on the U.S. Federal Funds Rate or the U.S. Prime Rate, at our option. We are able to voluntarily prepay outstanding loans under the 2024 TLA Facility at any time. In fiscal 2020, we made the required minimum payments of $50.0 million on the 2024 TLA Facility. In fiscal 2019, we made no payments on the 2024 TLA Facility.

The following table summarizes the maturities of the 2024 TLA Facility for fiscal 2021 through 2024:

Amount
2021	$50.0
2022	50.0
2023	75.0
2024	775.0

Long-Term Debt Redemption

In September 2019, we issued senior unsecured notes of $425.0 million maturing September 2027 that bear interest at a fixed rate of 4.375% annually and capitalized debt issuance costs of $6.3 million. On October 7, 2019, we used the net proceeds from the offering of these notes, together with funds borrowed from the 2024 Revolving Credit Facility, to redeem all of our previously outstanding senior unsecured 5.75% notes due September 2023 (the “2023 Notes”) and pay the prepayment premium of $12.2 million. The 30-day notice required to redeem the 2023 Notes was filed on September 7, 2019 and, as a result, the outstanding liability of $421.6 million as of September 30, 2019 was classified as current within short-term borrowings. In October 2019, we recorded a loss on extinguishment of debt of $15.6 million, which was comprised of a $12.2 million prepayment premium and $3.4 million of debt issuance costs previously capitalized.

Fair Value

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The book values of our Securitization Facility, 2024 TLA Facility, and 2024 Revolving Credit Facility approximate fair value.

The estimated fair values of our long-term debt instruments are described in the table below:

	September 30, 2020	September 30, 2019
Senior unsecured 5.00% notes due on February 14, 2025	$310.1	$312.4
Senior unsecured 4.375% notes due on September 15, 2027	441.2	435.4
Unsecured debentures	48.0	48.1
Total	$799.3	$795.9

The estimated fair values of our long-term unsecured debentures were based on observable inputs such as quoted prices in markets that are not active. The estimated fair values of our Senior Notes were based on quoted prices for similar liabilities. These fair value measurements were classified as Level 2, as described in Note 1. Summary of Significant Accounting Policies.

Debt Covenants

The facilities provided by the Senior Credit Agreement are held with a syndicate of banks, which includes 13 institutions. Our general corporate assets, with exceptions including those of certain of our subsidiaries, collateralize these obligations. The Senior Credit Agreement contains financial covenants that specify a maximum secured net leverage ratio and a minimum interest coverage ratio. These financial covenants are measured at the end of each quarter. The required maximum secured net leverage ratio is 3.00x and the required minimum interest coverage ratio is 4.00x. As of September 30, 2020, we were in compliance with all debt covenants under our financing agreements.

Note 6. Derivative Instruments and Hedging Activity

We are exposed to various market risks, including fluctuations in interest rates and variability in foreign currency exchange rates. We established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks. We employ cash flow hedges, net investment hedges, and other undesignated derivative instruments to manage these risks.

Cash Flow Hedges

To manage our exposure to market risk from fluctuations in interest rates, we enter into interest rate swaps that are designated as cash flow hedges. As of September 30, 2020, we had interest rate swap agreements with an aggregate notional amount of $750.0 million to hedge the variability of cash flows through August 2024 associated with a portion of the variable interest rate payments on outstanding borrowings under our Senior Credit Agreement. As of September 30, 2019, we had interest rate swap agreements, with an aggregate notional amount of $750.0 million to hedge the variability of cash flows associated with a portion of the variable interest rate payments on outstanding borrowings under our Senior Credit Agreement through September 2021.

We are subject to variability in foreign currency exchange rates due to our international operations. We enter into currency exchange contracts that are designated as cash flow hedges to manage our exposure arising from fluctuating exchange rates related to specific and projected transactions. We operate this program pursuant to documented corporate risk management policies and do not enter into derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to our assets, obligations, and projected results of operations denominated in foreign currencies. Our currency risk consists primarily of foreign currency denominated firm commitments and projected foreign currency denominated intercompany and third-party transactions. As of September 30, 2020, the notional amount of outstanding currency exchange contracts was $64.4 million. As of September 30, 2019, the notional amount of outstanding currency exchange contracts was $6.7 million. The maximum length of time over which we hedge transaction exposures is generally 15 months. Derivative gains and losses, initially reported as a component of Accumulated other comprehensive income (loss), are reclassified to earnings in the period when the transaction affects earnings.

Net Investment Hedges

As of September 30, 2020, we had outstanding cross-currency swap agreements, with an aggregate notional amount of $198.3 million to hedge the variability of U.S. dollar-Euro exchange rates through July 2023. These cross-currency swaps are designated as net investment hedges of subsidiaries using Euro as their functional currency.

We assess hedge effectiveness under the spot-to-spot method and record changes in fair value attributable to the translation of foreign currencies through Accumulated other comprehensive income (loss). We amortize the impact of all other changes in fair value of the derivative through Interest expense, which was income of $5.2 million for both the fiscal years ended September 30, 2020 and 2019.

Undesignated Derivative Instruments

We use forward contracts to mitigate the foreign exchange revaluation risk associated with recorded monetary assets and liabilities that are denominated in a non-functional currency. These derivative instruments are not formally designated as hedges and the terms of these instruments generally do not exceed one month. As of September 30, 2020, we had outstanding forward contracts not designated as hedges with aggregate notional amounts of $169.9 million. As of September 30, 2019, we had outstanding forward contracts not designated as hedges with aggregate notional amounts of $76.7 million. The following table summarizes unrealized and realized gains and losses for forward contracts not designated as hedges, which are recorded in Investment income (expense) and other, net.

	Year Ended September 30
	2020	2019
Unrealized gains (losses)	$—	$(0.2)
Realized gains (losses)	3.0	(2.9)

Fair Value

We classify fair value measurements on our derivative instruments as Level 2. The estimated fair values of our derivative instruments are described in the table below:

Derivative Instruments	September 30, 2020	Consolidated Balance Sheet Classification	September 30, 2019	Consolidated Balance Sheet Classification
Interest Rate Swaps	$—	Other assets	$0.9	Other assets
Interest Rate Swaps	(46.3)	Other current liabilities	(7.7)	Other current liabilities
Currency Exchange Contracts	(0.4)	Other current liabilities	0.2	Other current assets
Cross-Currency Swaps	9.7	Other assets	16.9	Other assets
Undesignated Forward Contracts	$—	Other assets	(0.2)	Other current liabilities
Total	$(37.0)		$10.1

Note 7. Leases

Hillrom as the Lessee

We determine if an arrangement is a lease or contains a lease at contract inception. We lease real estate, automobiles, and equipment under various operating leases. A lease liability and ROU asset is recognized for operating leases with terms greater than one year at the lease commencement date. The lease liability is measured as the present value of all remaining fixed payments calculated using our estimated secured incremental borrowing rate. The ROU asset is measured as the sum of the lease liability and any initial indirect costs incurred, less any lease incentives received. We use our estimated secured incremental borrowing rate as most lease agreements do not specify an interest rate. Our lease agreements include leases that have both lease and non-lease components. We elected to account for lease components and the associated non-lease components as a single lease component.

Our leases have remaining lease terms of approximately 1 year to 8 years. Many of our real estate and equipment leases include options to renew. Renewal periods are generally not included when calculating the remaining lease term unless we are reasonably certain to exercise a renewal option based on beneficial terms or significance of the leased asset to our operations.

Expense for operating leases and leases with a term of one year or less is recognized on a straight-line basis over the lease term. Lease expense is recorded in Cost of goods sold or Selling and administrative expenses based on the purpose of the leased asset. The following table summarizes our lease expense:

September 30, 2020
Operating lease expense	$27.8
Short-term leases and variable lease payments	11.5
Total	$39.3

The following table summarizes the balance sheet classification of our operating leases and amounts of the ROU asset and lease liability as of September 30, 2020:

	Consolidated Balance Sheet Classification	September 30, 2020
Right-of-use assets	Other assets	$72.3
Current lease liabilities	Other current liabilities	$22.8
Non-current lease liabilities	Other long-term liabilities	$54.4

The following table summarizes our supplemental information related to operating leases as of September 30, 2020:

September 30, 2020
Supplemental information:
Weighted-average discount rate	3.3%
Weighted-average remaining lease term in years	4.48

Cash Flow information:
Operating cash flows paid for amounts included in the measurement of lease liabilities	$27.6
Right of use assets obtained in exchange for new lease liabilities	16.6

The following table summarizes the maturities of our operating leases as of September 30, 2020:

Amount
2021	$25.1
2022	$20.2
2023	$14.4
2024	$9.0
2025	$5.4
Thereafter	$10.4
Total lease payments	$84.5
Less: imputed interest	$(7.3)
Total lease liability	$77.2

Disclosures Related to Periods Prior to Adopting the New Lease Guidance

Future minimum payments under non-cancellable operating leases (excluding executory costs) aggregating $94.9 million for manufacturing facilities, warehouse distribution centers, service centers, sales offices, automobiles, and other equipment consisted of the following as of the fiscal year ended September 30, 2019:

Amount
2020	$25.7
2021	21.4
2022	15.7
2023	11.1
2024	6.4
2025 and beyond	14.6

Rental expense in the fiscal years ended September 30, 2019 and 2018 was $39.8 million and $41.3 million.

Hillrom as the Lessor

We make certain products available to customers under short-term lease arrangements. Rental usage of these products is provided as an alternative to product sales and is short-term in nature. Products primarily include smart beds, including, but not limited to, bariatric, critical care, maternal, and home care beds, as well as other surfaces. These lease arrangements provide our customers with our products during periods of peak demand or often times for specialty purposes. Additionally, we provide wearable, non-invasive ventilation products to patients covered by monthly medical insurance reimbursements, which are considered month-to-month leasing arrangements. Income arising from these lease arrangements where we are the lessor is recognized within Rental revenue. We accounted for these lease arrangements as operating leases.

Note 8. Retirement and Postretirement Benefit Plans

Our retirement plans consist of defined benefit plans, postretirement health care plans and defined contribution savings plans. Plans cover certain employees both in and outside of the United States.

Retirement Plans

We sponsor five defined benefit retirement plans. Those plans include a master defined benefit retirement plan in the United States, a nonqualified supplemental executive defined benefit retirement plan, and three defined benefit retirement plans covering employees in Germany and France. Benefits for such plans are based primarily on years of service and the employee’s level of compensation in specific periods of employment. We contribute funds to trusts as necessary to provide for current service and any unfunded projected future benefit obligation over a reasonable period of time. All of our plans have a September 30 measurement date.

Effect on Operations

The following table details the components of net pension expense for our defined benefit retirement plans:

	Year Ended September 30			Statements of Consolidated
	2020	2019	2018	Income Classification
Service cost	$1.8	$1.8	$1.6	Cost of goods sold
Service cost	3.4	2.7	3.2	Selling and administrative expenses
Interest cost	8.7	12.5	11.0	Investment income (expense) and other, net
Expected return on plan assets	(14.0)	(14.8)	(15.7)	Investment income (expense) and other, net
Amortization of unrecognized prior service cost, net	—	0.1	0.1	Investment income (expense) and other, net
Amortization of net loss	6.9	2.4	4.5	Investment income (expense) and other, net
Net periodic benefit cost	6.8	4.7	4.7
Settlement loss [1]	8.5	—	—	Investment income (expense) and other, net
Special termination benefits [2]	0.5	—	—	Special charges
Net pension expense	$15.8	$4.7	$4.7
1 On March 9, 2020, we transferred pension assets totaling $40.6 million to purchase annuity contracts for a certain population of retirees with a third-party insurance company. As a result, we recognized a non-cash settlement loss of $8.5 million for the fiscal year ended September 30, 2020, which is recorded as a component of Investment income (expense) and other, net in the Consolidated Statements of Income.

2 In September 2020, we offered certain employees in the United States the option to participate in a voluntary early retirement plan. The employees who accepted the offer received special termination benefits, which were recorded as a component of Special charges in the Consolidated Statements of Income.

Obligations and Funded Status

The change in benefit obligations, plan assets and funded status, along with amounts recognized in the Consolidated Balance Sheets for our defined benefit retirement plans were as follows:

	Year Ended September 30
	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$380.4	$334.6
Service cost	5.2	4.5
Interest cost	8.7	12.5
Actuarial loss	28.7	43.4
Benefits paid	(12.6)	(13.3)
Acquisition[1]	3.5	—
Plan settlements	(44.2)	—
Special termination benefits	0.5	—
Exchange rate loss (gain)	1.6	(1.3)
Benefit obligation at end of year	371.8	380.4

Change in plan assets:
Fair value of plan assets at beginning of year	310.6	279.8
Actual return on plan assets	33.4	35.1
Employer contributions	1.0	9.0
Benefits paid	(12.6)	(13.3)
Acquisition[1]	3.5	—
Plan settlements	(44.2)	—
Fair value of plan assets at end of year	291.7	310.6
Funded status and net amounts recognized	$(80.1)	$(69.8)

Amounts recorded in the Consolidated Balance Sheets:
Accrued pension benefits, current portion	$(1.5)	$(1.2)
Accrued pension benefits, long-term	(78.6)	(68.6)
Net amount recognized	$(80.1)	$(69.8)
[1] Represents the plan assets and obligations assumed as part of the defined benefit retirement plan of Excel Medical, which was acquired on January 10, 2020, and subsequently settled and terminated as of September 30, 2020.

In addition to the amounts above, net actuarial losses of $64.9 million and prior service costs of $0.4 million, less the tax effect of $16.3 million are included as components of Accumulated other comprehensive income (loss) as of September 30, 2020. In addition to the amounts above, net actuarial losses of $70.6 million and prior service costs of $0.4 million, less the tax effect of $17.2 million, are included as components of Accumulated other comprehensive income (loss) as of September 30, 2019.

The estimated net actuarial loss and prior service cost for our defined benefit retirement plans that will be amortized from Accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $6.3 million and $0.1 million.

Accumulated Benefit Obligation

The accumulated benefit obligation for all defined benefit pension plans was $352.1 million and $362.9 million as of September 30, 2020 and September 30, 2019, respectively. Selected information for our plans, including plans with accumulated benefit obligations exceeding plan assets, was as follows:

	September 30, 2020			September 30, 2019
	PBO	ABO	Plan Assets	PBO	ABO	Plan Assets
Master plan	$343.2	$325.7	$291.7	$353.4	$338.0	$310.5
International plans	23.0	20.8	—	21.7	19.6	0.1
Supplemental executive plan	5.6	5.6	—	5.3	5.3	—
	$371.8	$352.1	$291.7	$380.4	$362.9	$310.6

Actuarial Assumptions

The weighted average assumptions used in accounting for our domestic pension plans were as follows:

	2020	2019	2018
Weighted average assumptions to determine benefit obligations at the measurement date:
Discount rate for obligation	2.7%	3.2%	4.2%
Rate of compensation increase	2.6%	2.6%	3.0%

Weighted average assumptions to determine benefit cost for the year:
Discount rate for expense	3.2%	4.2%	3.9%
Expected rate of return on plan assets	5.3%	5.5%	6.0%
Rate of compensation increase	2.6%	3.0%	3.0%

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

Plan Assets

The weighted average asset allocations of our master defined benefit retirement plan as of September 30, 2020 and 2019, by asset category, along with target allocations, are as follows:

	2020 and 2019 Target Allocation	2020 Actual Allocation	2019 Actual Allocation

Equity securities	31%-37%	34%	32%
Fixed income securities	63%-69%	66%	68%
Total		100%	100%

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

Fair Value Measurements of Plan Assets

Cash as part of plan assets was $2.1 million and $4.2 million as of September 30, 2020 and 2019, respectively, and was classified as a Level 1 financial instrument.

The following table summarizes these assets by category:

	Year Ended September 30
	2020	2019
Equities
U.S. companies	$49.7	$49.6
International companies	48.9	50.2
Fixed income securities	191.0	206.6
Total plan assets at fair value, excluding cash	$289.6	$306.4

These investments are commingled funds and/or collective trusts valued using the net asset value (“NAV”) unit price provided by the fund administrator. The NAV is based on the value of the underlying assets owned by the fund.

Cash Flows

Our U.S. master defined benefit plan is funded in excess of 85%, as measured under the requirements of the Pension Protection Act of 2006, and therefore we expect that the plan will not be subject to the “at risk” funding requirements of this legislation.

In the fiscal years ended September 30, 2020 and 2019, we contributed cash of $1.0 million and $9.0 million, respectively, to our defined benefit retirement plans, of which $8.0 million was a voluntary contribution to our U.S. defined benefit retirement plan in the fiscal year ended 2019. We will not be required to contribute to our master defined benefit retirement plan in fiscal 2021 due to the current funding level; however, minimal contributions will be required for our unfunded plans.

Estimated Future Benefit Payments

The benefit payments, which are expected to be funded through plan assets and company contributions and reflect expected future service, are expected to be paid as follows:

Pension Benefits
2021	$12.0
2022	13.1
2023	13.9
2024	14.9
2025	15.5
2026-2030	90.5

Defined Contribution Savings Plans

We have defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees. The general purpose of these plans is to provide additional financial security in retirement by providing employees with an incentive to make regular savings. Our contributions to the plans are based on eligibility and employee contributions. Expense under these plans for the fiscal years ended September 30, 2020, 2019 and 2018 was $31.9 million, $29.0 million and $28.4 million.
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

The net periodic benefit cost related to postretirement health care plans has not been significant for the fiscal years ended September 30, 2020, 2019 or 2018. In September 2020, we offered certain employees in the United States the option to participate in a voluntary early retirement plan. The employees who accepted the offer received special termination benefits of $0.4 million which were recorded as a component of Special charges in the Consolidated Statements of Income.
The change in the accumulated postretirement benefit obligation was as follows:

	Year Ended September 30
	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$12.7	$17.0
Service cost	0.1	0.3
Interest cost	0.2	0.5
Actuarial gain	(0.4)	(4.1)
Benefits paid	(1.0)	(1.3)
Retiree contributions	0.2	0.3
Special termination benefits	0.4	—
Benefit obligation at end of year	$12.2	$12.7

Amounts recorded in the Consolidated Balance Sheets:
Accrued benefits obligation, current portion	$1.6	$1.3
Accrued benefits obligation, long-term	10.6	11.4
Net amount recognized	$12.2	$12.7

In addition to the amounts above, net actuarial gains of $10.9 million and prior service credits of $0.4 million, less the tax effect of $2.9 million are included as components of Accumulated other comprehensive income (loss) as of September 30, 2020. Net actuarial gains of $11.9 million and prior service credits of $0.6 million, less the tax effect of $2.4 million are included as components of Accumulated other comprehensive income (loss) as of September 30, 2019.

The estimated net actuarial gain and prior service benefit for our postretirement health care plans that will be amortized from Accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $1.6 million and $0.2 million.

The below table summarizes the discount rates used in accounting for our postretirement plans:

	September 30
	2020	2019	2018
Discount rate used to determine:
Net periodic benefit cost for the postretirement health care plans	2.6%	4.0%	3.3%
Benefit obligation	1.8%	3.0%	4.0%

As of September 30, 2020, the health care cost trend rates for the plans were generally assumed to be in the ranges of 5.8% to 6.4%, trending down to a rate of 4.5% over the long-term. A one-percentage-point increase/decrease in the assumed health care cost trend rates as of September 30, 2020 would cause an increase/decrease in service and interest costs of less than $0.1 million, along with an increase/decrease in the benefit obligation of $0.6 million.

We fund the postretirement health care plans as benefits are paid and current plan benefits are expected to require contributions of approximately $1.6 million in fiscal 2021 and approximately $1.0 million per fiscal year thereafter.

Note 9. Other Comprehensive Income

The following tables represent the changes in Other comprehensive income (loss) and Accumulated other comprehensive income (loss) by component for the fiscal years ended September 30, 2020, 2019 and 2018.

	Year Ended September 30, 2020
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance [2]
Derivative instruments designated as hedges [1]:
Currency exchange contracts	$1.9	$(2.6)	$(0.7)	$0.2	$(0.5)	$0.2	$(0.5)	$(0.3)
Interest rate swaps	(35.4)	(4.2)	(39.6)	9.1	(30.5)	(5.2)	(30.5)	(35.7)
Cross-currency swaps	(7.2)	—	(7.2)	1.7	(5.5)	12.2	(5.5)	6.7
Derivative instruments designated as hedges total	$(40.7)	$(6.8)	$(47.5)	$11.0	$(36.5)	$7.2	$(36.5)	$(29.3)
Foreign currency translation adjustment	34.7	—	34.7	—	34.7	(145.4)	34.7	(110.7)
Change in pension and postretirement defined benefit plans	0.9	4.6	5.5	(1.4)	4.1	(44.3)	4.1	(40.2)
Total	$(5.1)	$(2.2)	$(7.3)	$9.6	$2.3	$(182.5)	$2.3	$(180.2)

	Year Ended September 30, 2019
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Impacts of ASU 2018-02 Adoption as of October 1, 2018	Net activity	Ending balance
Derivative instruments designated as hedges [1]:
Currency exchange contracts	$(0.6)	$0.6	$—	$—	$—	$0.2	$—	$—	$0.2
Interest rate swaps	(24.8)	(6.8)	(31.6)	7.3	(24.3)	18.3	0.8	(24.3)	(5.2)
Cross-currency swaps	18.0	—	18.0	(4.1)	13.9	(1.7)	—	13.9	12.2
Derivative instruments designated as hedges total	$(7.4)	$(6.2)	$(13.6)	$3.2	$(10.4)	$16.8	$0.8	$(10.4)	$7.2
Foreign currency translation adjustment	(40.1)	—	(40.1)	—	(40.1)	(105.3)	—	(40.1)	(145.4)
Change in pension and postretirement defined benefit plans	(19.4)	2.0	(17.4)	3.8	(13.6)	(24.5)	(6.2)	(13.6)	(44.3)
Total	$(66.9)	$(4.2)	$(71.1)	$7.0	$(64.1)	$(113.0)	$(5.4)	$(64.1)	$(182.5)

	Year Ended September 30, 2018
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Derivative instruments designated as hedges [1]:
Currency exchange contracts	$0.4	$0.3	$0.7	$(0.1)	$0.6	$(0.4)	$0.6	$0.2
Interest rate swaps	22.8	(5.3)	17.5	(3.9)	13.6	4.7	13.6	18.3
Cross-currency swaps	(2.2)	—	(2.2)	0.5	(1.7)	—	(1.7)	(1.7)
Derivative instruments designated as hedges total	$21.0	$(5.0)	$16.0	$(3.5)	$12.5	$4.3	$12.5	$16.8
Foreign currency translation adjustment	(24.0)	—	(24.0)	—	(24.0)	(81.3)	(24.0)	(105.3)
Change in pension and postretirement defined benefit plans	7.9	3.0	10.9	(2.4)	8.5	(33.0)	8.5	(24.5)
Total	$4.9	$(2.0)	$2.9	$(5.9)	$(3.0)	$(110.0)	$(3.0)	$(113.0)
[1] See Note 6. Derivative Instruments and Hedging Activity for information regarding our hedging strategies
[2] The estimated net amount of gains and losses reported in Accumulated other comprehensive income (loss) related to our derivative instruments designated as hedges as of September 30, 2020 that are expected to be reclassified into earnings within the next 12 months is expense of $7.5 million.

The following table represents the items reclassified out of Accumulated other comprehensive income (loss) and the related tax effects for the fiscal years ended September 30, 2020, 2019 and 2018:

	Year Ended September 30
	2020			2019			2018
	Amount reclassified	Tax effect	Net of tax	Amount reclassified	Tax effect [4]	Net of tax	Amount reclassified	Tax effect	Net of tax
Derivative instruments designated as hedges:
Currency exchange contracts [1]	$(2.6)	$0.5	$(2.1)	$0.6	$(0.2)	$0.4	$0.3	$—	$0.3
Interest rate swaps [2]	(4.2)	1.0	(3.2)	(6.8)	1.6	(5.2)	(5.3)	1.2	(4.1)
Derivative instruments designated as hedges total	$(6.8)	$1.5	$(5.3)	$(6.2)	$1.4	$(4.8)	$(5.0)	$1.2	(3.8)
Change in pension and postretirement defined benefit plans [3]	$4.6	$(1.4)	$3.2	$2.0	$(2.4)	$(0.4)	$3.0	$(1.0)	$2.0

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

Note 10. Special Charges

Special charges are incurred in connection with various transformative initiatives, restructuring and exit activities, and organizational changes to improve our business alignment and cost structure. Although these charges are infrequent and unusual in nature, additional Special charges are expected to be incurred. It is not practicable to estimate the amount of these future expected costs until such time as the evaluations are complete. The following table summarizes the Special charges recognized for the fiscal years ended September 30, 2020, 2019 and 2018.

Special charges	Year Ended September 30
	2020	2019	2018
Global information technology transformation	$15.9	$1.3	$—
Workforce reduction plan	6.7	—	—
Integration-related activities	13.1	$19.8	$38.4
Site consolidation and other cost optimization activities, including related severance cost	5.8	7.3	15.9
Disposition	—	—	24.5
Legal claim recovery	—	—	(1.2)
Total Special charges	$41.5	$28.4	$77.6

Global Information Technology Transformation

In fiscal 2019, management initiated a global information technology transformation, including rationalizing and transforming our enterprise resource planning software solutions and other complementary information technology systems. In addition to the expenses noted in the table above, $22.0 million and $2.0 million was capitalized as software in Other intangible assets and software, net for the fiscal years ended September 30, 2020 and 2019, respectively.

The objective of this initiative is to consolidate and streamline our key workstreams that interact with customers and vendors and support our financial reporting processes while maintaining the security of our data. The solutions designed under this initiative will be implemented over the next five to seven years.

Workforce Reduction Plan

On September 15, 2020, we committed to a workforce reduction plan as part of the continued business optimization initiatives to advance our strategy and growth platforms and improve our operations and cost structure. The workforce reduction plan includes a voluntary retirement program and involuntary severance actions. For the fiscal year ended September 30, 2020, we have incurred $6.7 million related to this initiative within Special charges. We expect substantially all costs related to the execution of the workforce reduction plan to be incurred in fiscal year ended 2021, which will bring the aggregated total cost to approximately $35 million.

Integration-Related Activities

We incurred costs, including severance and benefit costs, associated with business realignment and integration activities focused on reducing complexity, increasing efficiency, and improving our cost structure. We acquired several businesses in the fiscal years ended September 30, 2020 and 2019 as disclosed within Note 3. Business Combinations for which we also continue to incur integration-related costs and severance costs.

Site Consolidation and Other Cost Optimization Activities, Including Related Severance Cost

We continue to streamline our operations and simplify our supply chain by transforming and consolidating certain manufacturing and distribution operations.

Dispositions

In fiscal 2018, we recorded a loss of $24.5 million in Special charges related to the UHS Settlement Agreement.

Legal Claim Recovery

In fiscal 2018, we received a settlement payment for a legal claim and recorded a gain of $1.2 million in Special charges.

For all accrued severance and other benefit charges described above, we record reserves within Other current liabilities. The following table summarizes the reserve activity for severance and other benefits for the fiscal years ended September 30, 2020 and 2019:

Balance as of September 30, 2018	$8.5
Expenses	16.4
Cash Payments	(15.1)
Reversals	(1.3)
Balance as of September 30, 2019	$8.5
Expenses	14.6
Cash Payments	(11.1)
Reversals	(0.7)
Balance as of September 30, 2020	$11.3

Note 11. Income Taxes

The significant components of income before income taxes and the consolidated income tax provision were as follows:

	Year Ended September 30
	2020	2019	2018
Income before income taxes:
Domestic	$137.0	$122.5	$101.8
Foreign	134.2	86.1	95.4
Total	$271.2	$208.6	$197.2

Income tax expense:
Current provision
U.S. Federal	$38.1	$51.0	$5.9
State	10.8	6.0	3.5
Foreign	18.3	18.2	20.2
Total current provision	67.2	75.2	29.6
Deferred provision:
U.S. Federal	(15.6)	(12.0)	(83.4)
State	(2.8)	(2.5)	(2.8)
Foreign	(0.6)	(4.3)	1.4
Total deferred provision	(19.0)	(18.8)	(84.8)
Income tax expense	$48.2	$56.4	$(55.2)

Differences between income tax expense reported for financial reporting purposes and that computed based upon the application of the statutory U.S. Federal tax rate to the reported income before income taxes were as follows:

	Year Ended September 30
	2020		2019		2018
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
U.S. Federal income tax [1]	$57.0	21.0%	$43.8	21.0%	$48.4	24.5%
State income tax [2]	4.1	1.5	3.3	1.6	2.9	1.5
Foreign income tax [3]	(15.0)	(5.5)	(10.1)	(4.9)	(25.9)	(13.2)
Application of federal research tax credits	(6.2)	(2.3)	(5.6)	(2.7)	(5.6)	(2.9)
Application of foreign tax credits	(11.6)	(4.3)	(0.1)	—	(1.0)	(0.5)
Valuation of tax attributes	5.0	1.9	2.2	1.1	23.4	11.9
Foreign inclusions	7.7	2.9	—	—	(0.9)	(0.4)
Domestic manufacturer’s deduction	—	—	—	—	(0.9)	(0.4)
Excess tax benefits from share based awards	(4.7)	(1.7)	(5.2)	(2.5)	(16.1)	(8.2)
U.S. tax benefit of foreign currency loss	—	—	—	—	(9.2)	(4.7)
U.S. tax reform deferred tax remeasurement	—	—	—	—	(93.8)	(47.6)
U.S. tax reform transition tax	—	—	(1.0)	(0.5)	22.9	11.6
Foreign-derived intangible income deduction	(7.8)	(2.9)	(4.3)	(2.0)	—	—
Global intangible low-taxed income inclusion	12.6	4.6	9.6	4.6	—	—
Disposition of subsidiary	4.1	1.5	18.2	8.7	—	—
Current period change in uncertain tax positions	—	—	4.6	2.2	1.5	0.8
Other, net	3.0	1.1	1.0	0.4	(0.9)	(0.4)
Income tax expense	$48.2	17.8%	$56.4	27.0%	$(55.2)	(28.0)%
1 At statutory rate.
2 Net of U.S. Federal benefit.
3 U.S. Federal tax rate differential.

The tax effect of temporary differences that gave rise to the deferred tax assets and liabilities were as follows:

	September 30, 2020	September 30, 2019
Deferred tax assets:
Employee benefit accruals	$48.3	$42.9
Inventory	14.7	10.0
Net operating loss carryforwards	69.7	69.8
Tax credit carryforwards	26.4	22.6
Lease liabilities	18.8	—
Other, net	36.2	25.3
	214.1	170.6
Less: Valuation allowance	(50.8)	(45.0)
Total deferred tax assets	163.3	125.6

Deferred tax liabilities:
Depreciation	(19.2)	(14.5)
Amortization	(201.0)	(215.4)
Lease Assets	(17.6)	—
Other, net	(5.6)	(5.6)
Total deferred tax liabilities	(243.4)	(235.5)
Deferred tax liability - net	$(80.1)	$(109.9)

As of September 30, 2020, we had $40.5 million of deferred tax assets related to operating loss carryforwards in foreign jurisdictions that are subject to various carryforward periods with the majority eligible to be carried forward for an unlimited period. Additionally, we had $21.6 million of deferred tax assets related to U.S. Federal net operating loss (“NOL”) carryforwards, some of which will be carried forward for an unlimited period and some of which will expire between 2021 and 2036 and $7.6 million of deferred tax assets related to state NOL carryforwards, some of which will be carried forward for an unlimited period and some of which expire between 2021 and 2040. We had $23.9 million of deferred tax assets related to state tax credits, some of which will be carried forward for an unlimited period and some of which will expire between 2021 and 2030. We had $1.1 million of deferred tax assets related to capital loss carryforwards which will expire in 2025. We had $2.1 million of deferred tax assets related to foreign tax credit carryforwards which will expire in 2030. We are considering carryback opportunities for the capital loss carryforward and the foreign tax credit carryforward.

The gross deferred tax assets as of September 30, 2020 were reduced by valuation allowances of $50.8 million primarily related to certain foreign deferred tax attributes and state tax credit carryforwards as it is more likely than not that some portion or all of these tax attributes will not be realized. In evaluating whether it is more likely than not that we would recover our deferred tax assets, future taxable income, the reversal of existing temporary differences and tax planning strategies were considered. We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances.  During the fiscal year ended September 30, 2020, the valuation allowance increased by $5.8 million. The increase related primarily to foreign net operating losses and state tax credits that more likely that not will not be realized.

We operate under tax holidays in both Singapore and Puerto Rico. The Singapore tax holiday is effective through 2024. The Puerto Rico tax holiday is effective through 2025, but we have disposed of this operation in fiscal 2019 and thus will not recognize any benefit in the future. Both incentives are conditional on meeting certain employment and/or investment thresholds. The impact of these tax holidays decreased foreign taxes by $3.3 million for the fiscal year ended September 30, 2020, $5.2 million for the fiscal year ended September 30, 2019 and $4.3 million in the fiscal year ended September 30, 2018. The benefit of the tax holidays on net income per diluted share was $0.05, $0.08 and $0.06 in fiscal 2020, 2019 and 2018.

With regard to our non-U.S. subsidiaries, it is our practice and intention to reinvest the earnings in those businesses, to fund capital expenditures and other operating cash needs. Because the undistributed earnings of non-U.S. subsidiaries are considered to be permanently reinvested, no U.S. deferred income taxes or foreign withholding taxes have been provided on earnings subsequent to the enactment of the Tax Act. As of September 30, 2020, we have approximately $37.3 million of undistributed earnings in our non-U.S. subsidiaries that are considered to be permanently reinvested. If such earnings were repatriated, we do not anticipate incurring a significant amount of additional tax expense.

We file a consolidated federal income tax return as well as multiple state, local and foreign jurisdiction tax returns. In the normal course of business, we are subject to examination by the taxing authorities in each of the jurisdictions where we file tax returns. In fiscal 2020, the U.S. Internal Revenue Service (“IRS”) concluded its audit of fiscal 2018 and initiated its post-filing examination of the fiscal 2019 consolidated federal return. We continue to participate in the IRS Compliance Assurance Program (“CAP”) for fiscal 2020 and fiscal 2021. We are in the application process to remain in the CAP for fiscal 2022. The CAP provides the opportunity for the IRS to review certain tax matters prior to us filing our tax return for the year, thereby reducing the time it takes to complete the post-filing examination. We are also subject to state and local or foreign income tax examinations by taxing authorities for years back to fiscal 2015.

We also have on-going audits in various stages of completion in several state and foreign jurisdictions, one or more of which may conclude within the next 12 months. Such settlements could involve some or all of the following: the payment of additional taxes and related penalties, the adjustment of certain deferred taxes and/or the recognition of unrecognized tax benefits. The resolution of these matters, in combination with the expiration of certain statutes of limitations in various jurisdictions, make it reasonably possible that our unrecognized tax benefits may decrease as a result of either payment or recognition by up to $1.8 million in the next 12 months, excluding interest.

The total amount of gross unrecognized tax benefits as of September 30, 2020, 2019 and 2018 were $3.9 million, $9.6 million and $6.2 million, which includes $3.5 million, $9.3 million and $5.6 million that, if recognized, would impact the effective tax rate in future periods. The remaining amount relates to items which, if recognized, would not impact our effective tax rate.

A rollforward of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended September 30
	2020	2019	2018
Balance as of October 1	$9.6	$6.2	$4.5
Increases in tax position of prior years	—	5.8	2.3
Increases in tax position during the current year	—	—	0.3
Settlements with taxing authorities	(5.8)	(1.1)	—
Lapse of applicable statute of limitations	(0.2)	(1.0)	(0.9)
Foreign currency adjustments	0.3	(0.3)	—
Total change	(5.7)	3.4	1.7
Balance as of September 30	$3.9	$9.6	$6.2

In fiscal 2020, we settled the position with the IRS related to the Transition Tax in the amount of $5.8 million, which reduced our unrecognized tax benefits.

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties, which are not presented in the rollforward table above, were $1.4 million, $1.7 million and $2.1 million as of September 30, 2020, 2019 and 2018. Related to interest and penalties, we recognized an income tax benefit of $0.4 million, $0.4 million, and $0.5 million as of September 30, 2020, 2019 and 2018.

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

Earnings per share are calculated as follows (share information in thousands):

	Year Ended September 30
	2020	2019	2018
Net Income	$223.0	$152.2	$252.4

Net Income per Basic Common Share	$3.35	$2.28	$3.81

Net Income per Diluted Common Share	$3.32	$2.25	$3.73

Average Basic Common Shares Outstanding (in thousands)	66,631	66,772	66,234
Add: Potential effect of exercise of stock options and other unvested equity awards	581	888	1,378
Average Diluted Common Shares Outstanding (in thousands)	67,212	67,660	67,612

Shares with anti-dilutive effect excluded from the computation of Diluted EPS	342	288	263

Note 13. Common Stock

Share Repurchases

Under the Board-approved share repurchase program, authorization of $340.0 million was previously granted to repurchase shares. In September 2019, the Board approved an additional $170.0 million for repurchases. Repurchases may be made on the open market or via private transactions, and are used to manage our capital structure, offset the dilutive impact of stock-based compensation and return cash to shareholders. This program does not have an expiration date and there are no plans to terminate this program in the future. For the fiscal year ended September 30, 2020, we repurchased 0.5 million shares of our common stock in the open market valued at $54.1 million. For the fiscal year ended September 30, 2019, we repurchased 1.2 million shares of our common stock in the open market valued at $117.2 million. We did not repurchase shares in fiscal 2018 in the open market. As of September 30, 2020, a cumulative total of $346.6 million had been used, leaving us with availability of $163.4 million for future repurchases.

The following table summarizes common stock purchased in connection with employee payroll tax withholding for restricted stock distributions for the following fiscal years:

	Year Ended September 30
	2020	2019	2018
Total number of shares purchased	158,521	48,908	158,182
Dollar value of shares purchased	$16.5	$4.7	$14.1

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

Our primary stock-based compensation program is the Stock Incentive Plan, which has been approved by our shareholders. Under the Stock Incentive Plan, we have a total of 15.3 million authorized shares. As of September 30, 2020, approximately 1.2 million shares were available for future grants under our stock-based compensation plans. We generally settle our stock-based awards with treasury shares. As of September 30, 2020, we had 21.8 million treasury shares available for use to settle stock-based awards.

The stock-based compensation cost that was charged against income for all plans was $38.4 million, $34.4 million and $28.1 million for the fiscal years ended September 30, 2020, 2019 and 2018.

We recognize a tax benefit based on the increase in value from the grant date to the exercise date for stock options and from the grant date to the distribution date for the performance share units and restricted share units. The tax benefit is recorded during the year in which the exercise or distribution occurs. The tax benefit for exercises and distributions for the fiscal years ended September 30, 2020, 2019 and 2018 was $4.7 million, $5.2 million, and $16.1 million.

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

The following table sets forth the weighted average fair value per share of stock options and the related valuation assumptions used in the determination of those fair values:

	Year Ended September 30
	2020	2019	2018
Weighted average fair value per share	$24.80	$25.28	$22.50

Valuation assumptions:
Risk-free interest rate	1.6%	3.0%	2.2%
Expected dividend yield	0.8%	0.8%	0.9%
Expected volatility	27.7%	30.5%	30.8%
Weighted average expected life (years)	4.7	4.7	4.9

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

The following table summarizes transactions under our stock option plans for the fiscal year ended September 30, 2020:

	Weighted Average Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Balance Outstanding as of October 1, 2019	718	$71.14	—	—
Granted	188	103.11	—	—
Exercised	(144)	60.08	—	—
Cancelled/Forfeited	(22)	80.54	—	—
Balance Outstanding as of September 30, 2020	740	$81.14	6.9	$7.9
Exercisable as of September 30, 2020	334	$65.87	5.3	$6.8
Options Expected to Vest	391	93.56	8.2	1.1

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on our closing stock price of $83.51, as reported by the New York Stock Exchange on September 30, 2020. This amount, which changes continuously based on the fair value of our common stock, would have been received by the option holders had all option holders exercised their options as of the balance sheet date.

The total intrinsic value of options exercised in the fiscal years ended September 30, 2020, 2019 and 2018 was $6.9 million, $17.7 million and $54.7 million.

As of September 30, 2020, there was $5.5 million of unrecognized compensation expense related to stock options granted under the Stock Incentive Plan. This unrecognized compensation expense does not consider potential forfeitures, and is expected to be recognized over a weighted average period of 2.1 years.

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

The following table summarizes transactions for our nonvested RSUs for the fiscal year ended 2020:

	Number of Share Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested RSUs as of October 1, 2019	371	$95.76
Granted	242	101.74
Vested	(234)	78.08
Forfeited	(42)	95.14
Nonvested RSUs as of September 30, 2020	337	$112.41

As of September 30, 2020, there was $19.3 million of total unrecognized compensation expense related to nonvested RSUs granted under the Stock Incentive Plan. This unrecognized compensation expense does not consider potential forfeitures, and is expected to be recognized over a weighted average period of 1.7 years. The total vest date fair value of shares that vested in the fiscal years ended September 30, 2020, 2019 and 2018 was $18.1 million, $16.6 million and $21.9 million.

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

The following table sets forth the weighted average fair value per share for PSUs and the related valuation assumptions used in the determination of those fair values. PSUs granted for the fiscal years ended September 30, 2020, 2019 and 2018 are based on company-specific performance targets, with a total shareholder return collar.

	Year Ended September 30
	2020	2019	2018
Weighted average fair value per share	$110.53	$112.79	$87.42

Valuation assumptions:
Risk-free interest rate	1.6%	3.0%	1.9%
Expected volatility	23.8%	22.8%	21.9%

The basis for the assumptions listed above is similar to the valuation assumptions used for stock options, as discussed previously.

The following table summarizes transactions for our nonvested PSUs in fiscal 2020:

	Number of Share Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested PSUs as of October 1, 2019	206	$98.78
Granted	161	84.34
Vested	(187)	75.35
Forfeited	(15)	93.47
Nonvested PSUs as of September 30, 2020	165	$111.73

As of September 30, 2020, there was $7.3 million of unrecognized compensation expense related to PSUs granted under the Stock Incentive Plan based on the expected achievement of certain performance targets or market conditions. This unrecognized compensation expense as of September 30, 2020 does not reflect a reduction for our estimate of potential forfeitures and is expected to be recognized over a weighted average period of 1.6 years. The total fair value of shares that vested in the fiscal years ended September 30, 2020, 2019 and 2018 was $14.1 million, $8.0 million and $16.4 million.

Note 14. Segment Reporting

We disclose segment information that is consistent with the way in which management operates and views the business. Our operating structure contains the following reportable segments:
•Patient Support Systems – globally provides an ecosystem of our digital and connected care solutions: devices, software, communications and integration technologies that improve care and deliver actionable insights to caregivers and patients in the acute care setting. Key products include care communications and mobility solutions, connected med-surg and ICU bed systems, sensors and surfaces, safe patient handling equipment and services.

•Front Line Care – globally provides integrated patient monitoring and diagnostic technologies – from hospital to home – that enable and support Hillrom’s connected care strategy. Our diverse portfolio includes secure, connected, digital assessment technologies to help diagnose, treat and manage a wide variety of illnesses and diseases, including respiratory therapy, cardiology, vision screening and physical assessment.

•Surgical Solutions – globally enables peak procedural performance, connectivity and video integration products that improve collaboration, workflow, safety and efficiency in the operating room, such as surgical video technologies, tables, lights, pendants, precision positioning devices and other accessories.

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

Effective for fiscal 2020, the allocation of operating costs to each segment was modified to improve the alignment to how management evaluates the performance of each segment. The fiscal 2019 and 2018 segment information has been recast to conform to the current presentation. The reclassification did not impact our reported Consolidated Net Revenue or Income Before Income Taxes.

The following summarizes financial results by reportable segment:

	Year Ended September 30
	2020	2019	2018
Net Revenue - United States:
Patient Support Systems	$1,133.6	$1,135.0	$1,054.6
Front Line Care	707.4	700.6	680.3
Surgical Solutions	125.8	221.2	221.5
Total net revenue - United States	$1,966.8	$2,056.8	$1,956.4

Net Revenue - Outside of the United States (“OUS”):
Patient Support Systems	$405.5	$355.5	$374.9
Front Line Care	317.6	277.5	279.9
Surgical Solutions	191.1	217.5	236.8
Total net revenue - OUS	$914.2	$850.5	$891.6

Net Revenue:
Patient Support Systems	$1,539.1	$1,490.5	$1,429.5
Front Line Care	1,025.0	978.1	960.2
Surgical Solutions	316.9	438.7	458.3
Total net revenue	$2,881.0	$2,907.3	$2,848.0

Divisional income:
Patient Support Systems	$332.3	$299.9	$285.0
Front Line Care	301.8	266.4	253.0
Surgical Solutions	39.5	61.2	53.1

Other operating costs:
Non-allocated operating costs, administrative costs, and other	264.4	283.0	224.1
Special charges	41.5	28.4	77.6
Operating profit	$367.7	$316.1	$289.4

Interest expense	(74.0)	(89.6)	(95.0)
Loss on extinguishment of debt	(15.6)	(3.3)	—
Investment income and other, net	(6.9)	(14.6)	2.8
Income before income taxes	$271.2	$208.6	$197.2

Depreciation and amortization of property, plant, equipment and intangibles:
Patient Support Systems	$43.5	$36.2	$37.4
Front Line Care	95.4	101.9	110.7
Surgical Solutions	7.4	28.4	20.8
Corporate	32.5	28.3	27.6
Total depreciation and amortization of property, plant, equipment and intangibles	$178.8	$194.8	$196.5

Geographic Information

Geographic data for net revenue and long-lived assets were as follows:

	Year Ended September 30
	2020	2019	2018
Net revenue to unaffiliated customers:
United States	$1,966.8	$2,056.8	$1,956.4
Foreign	914.2	850.5	891.6
Total net revenue	$2,881.0	$2,907.3	$2,848.0
Long-lived assets:
United States	$222.7	$212.5	$239.5
Foreign	83.4	84.3	88.8
Total long-lived assets	$306.1	$296.8	$328.3

Net revenue in the above table is attributed to geographic areas based on the location of the customer.

Note 15. Quarterly Financial Information (Unaudited)

The following table presents selected consolidated financial data by quarter for the fiscal years ended 2020 and 2019.

2020 Quarter Ended	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020

Net Revenue	$685.0	$723.2	$767.5	$705.3
Operating Profit	78.9	87.3	135.3	66.2
Net Income	39.8	46.9	93.9	42.4
Net Income per Basic Common Share	0.60	0.70	1.41	0.64
Net Income per Diluted Common Share	0.59	0.70	1.40	0.63

2019 Quarter Ended	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019

Net Revenue	$683.5	$714.2	$726.8	$782.8
Operating Profit	70.8	81.3	69.9	94.1
Net Income	42.2	49.5	32.6	27.9
Net Income per Basic Common Share	0.63	0.74	0.49	0.42
Net Income per Diluted Common Share	0.62	0.74	0.48	0.41

Note 16. Commitments and Contingencies

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

SCHEDULE II
HILL-ROM HOLDINGS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

Fiscal years ended September 30, 2020, 2019 and 2018

(In millions)

		ADDITIONS
DESCRIPTION	BALANCE AS OF BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS		DEDUCTIONS NET OF RECOVERIES		BALANCE AS OF END OF PERIOD
Reserves deducted from assets to which they apply:
Allowance for possible losses and sales returns - accounts receivable:
Fiscal Year Ended:
September 30, 2020	$20.6	$8.8	$(0.3)	[1]	$(3.2)	[2]	$25.9
September 30, 2019	21.8	5.0	0.7	[1]	(6.9)	[2]	20.6
September 30, 2018	25.1	2.5	0.2	[1]	(6.0)	[2]	21.8

Valuation allowance against deferred tax assets:
Fiscal Year Ended:
September 30, 2020	$45.0	$4.6	$0.5	[3]	$0.7		$50.8
September 30, 2019	80.2	2.2	4.5	[3]	(41.9)	[4]	45.0
September 30, 2018	58.2	23.1	—		(1.1)		80.2

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the supervision and participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our Certifying Officers and our Board, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Management’s Report on Internal Control Over Financial Reporting

The report of management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2020 and the related report of our independent registered public accounting firm, are included in Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting

There have been no changes to our internal controls over financial reporting for the quarter ended September 30, 2020. Management’s report on our internal control over financial reporting is included in Item 8 of this Form 10-K.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC in January 2021 relating to our 2021 Annual Meeting of Shareholders (the “2021 Proxy Statement”), under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance.” Information relating to our executive officers is included in this Form 10-K in Part I, Item 1 under the caption “Executive Officers.”

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the 2021 Proxy Statement, under the heading “Executive Compensation.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the 2021 Proxy Statement, under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR     INDEPENDENCE

The information required by this Item is incorporated herein by reference to the 2021 Proxy Statement, where such information is included under the heading “Corporate Governance.”

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the 2021 Proxy Statement, where such information is included under the heading “Proposals Requiring Your Vote - Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents have been filed as a part of this Form 10-K or, where noted, incorporated by reference:

(1)Financial Statements

The financial statements of the Company and its consolidated subsidiaries are listed under Part II, Item 8 on the Index to the Consolidated Financial Statements.

(2)Financial Statement Schedules

The financial statement schedule filed in response to Part II, Item 8 and Part IV, Item 15(c) of Form 10-K is listed under Part II, Item 8 on the Index to Consolidated Financial Statements.

(3)Exhibits (See changes to Exhibit Index below):

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

The agreements included as exhibits to this Form 10-K are intended to provide information regarding their terms and not to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements may contain representations and warranties by the parties to the agreements, including us, solely for the benefit of the other parties to the applicable agreement. Such representation and warranties:

•should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•may apply standards of materiality in a way that is different from what may be viewed as material to certain investors; and
•were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

HILL-ROM HOLDINGS, INC.

INDEX TO EXHIBITS

Management contracts and compensatory plans or arrangements are designated with “*”.

3.1	Restated and Amended Articles of Incorporation of Hill-Rom Holdings, Inc., as currently in effect (Incorporated herein by reference to Exhibit 3.1 filed with the Company’s Form 8-K dated March 10, 2010)

3.2	Amended and Restated Code of By-laws of Hill-Rom Holdings, Inc., as currently in effect (Incorporated herein by reference to Exhibit 3.1 filed with the Company’s Form 8-K dated November 6, 2020)

4.1	Indenture dated as of December 1, 1991, between Hill-Rom Holdings, Inc. and Union Bank, N.A. (as successor to LaSalle Bank National Association and Harris Trust and Savings Bank) as Trustee (Incorporated herein by reference to Exhibit (4) (a) to Registration Statement on Form S-3, Registration No. 33-44086)

4.2	Indenture dated as of February 14, 2017, between Hill-Rom Holdings, Inc., the guarantors party thereto, and MUFG Union Bank, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated February 14, 2017)

4.3	First Supplemental Indenture dated May 12, 2017, among Hill-Rom Holdings, Inc., the guarantors party thereto, and MUFG Union Bank, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.7 to the Company’s Form 10-K dated November 17, 2017)

4.4	Indenture, dated September 19, 2019, among Hill-Rom Holdings, Inc., the subsidiary guarantors party thereto, and Citibank, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated September 19, 2019)

4.5	First Supplemental Indenture dated October 16, 2019, among Hill-Rom Holdings, Inc., the guarantors party thereto, and Citibank, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.9 to the Company’s Form 10-K dated November 15, 2019)

4.6	Second Supplemental Indenture dated May 3, 2019, among Hill-Rom Holdings, Inc., the guarantors party thereto, and MUFG Union Bank, N.A., as Trustee

4.7	Third Supplemental Indenture dated October 16, 2019, among Hill-Rom Holdings, Inc., the guarantors party thereto, and MUFG Union Bank, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.10 to the Company’s Form 10-K dated November 15, 2019)

4.8	Description of Securities

*10.1	Hill-Rom Holdings, Inc. Board of Directors’ Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.10 filed with the Company’s Form 10-Q dated July 13, 2001)

*10.2	Hill-Rom Holdings, Inc. Director Phantom Stock Plan and form of award (Incorporated herein by reference to Exhibit 10.11 filed with the Company’s Form 10-Q dated July 13, 2001)

*10.3	Form of Director Indemnity Agreement (Incorporated herein by reference to Exhibit 10.6 filed with the Company’s Form 10-K dated December 23, 2003)

*10.4	Form of Indemnity Agreement between Hill-Rom Holdings, Inc. and certain executive officers (Incorporated herein by reference to Exhibit 10.9 filed with the Company’s Form 10-K dated December 23, 2003)

*10.5	Amended and Restated Hill-Rom Holdings, Inc. Stock Incentive Plan, as currently in effect (Incorporated herein by reference to Exhibit 10.30 filed with the Company’s Form 10-K dated November 24, 2009)

*10.6	Hill-Rom Holdings, Inc. Short-Term Incentive Compensation Plan

*10.7	Hill-Rom Holdings, Inc. Amended and Restated Supplemental Executive Retirement Plan (Incorporated herein by reference to Exhibit 10.69 filed with the Company’s Form 10-K dated November 16, 2011)

*10.8	Form of Indemnity Agreement between Hill-Rom Holdings, Inc. and certain executive officers (Incorporated herein by reference to Exhibit 10.6 filed with the Company’s Form 10-K dated November 16, 2011)

*10.9	Form of Limited Recapture Agreement between Hill-Rom Holdings, Inc. and certain of its officers, including Named Executive Officers (Incorporated herein by reference to Exhibit 10.34 filed with the Company’s Form 10-K dated November 20, 2013)

*10.10	FY 2016 Non-Employee Director Compensation Policy (Incorporated herein by reference to Exhibit 10.31 filed with the Company’s Form 10-K dated November 19, 2015)

10.11	Credit Agreement dated as of August 30, 2019 among Hill-Rom Holdings, Inc, Welch Allyn, Inc., the other borrowers from time to time party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (Incorporated herein by reference to Exhibit 10.1 the Company's Form 8-K dated August 30, 2019)

10.12	Loan and Security Agreement dated May 5, 2017, among Hill-Rom Finance Company LLC, as Borrower, the persons from time to time party hereto, as lenders and as Group Agents, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, and Hill-Rom Company, Inc., as initial Servicer (Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 5, 2017)

10.13	Purchase and Sale Agreement dated May 5, 2017, among Hill-Rom Company, Inc., as an originator and as servicer, other originators from time to time party hereto, as originators, and Hill-Rom Finance Company LLC, as Buyer (Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated May 5, 2017)

10.14	Performance Guaranty dated May 5, 2017, between Hill-Rom Holdings, Inc., the Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, for and on behalf of the Credit Parties and other Secured Parties from time to time under the Loan and Security Agreement, dated as of the date hereof, among Hill-Rom Finance Company LLC, Hill-Rom Company, Inc., as initial servicer, the Administrative Agent and BTMU (Incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K dated May 5, 2017)

*10.15	Hill-Rom Holdings, Inc. Employee Stock Purchase Plan, as amended and restated as of July 1, 2017 (Incorporated herein by reference to Exhibit 10.22 to the Company's Form 10-K dated November 16, 2018)

*10.16	Form of Non-Qualified Stock Option Agreement for employees hired prior to August 1, 2016, under the Amended and Restated Hill-Rom Holdings, Inc.’s Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.30 to the Company’s Form 10-K dated November 17, 2017)

*10.17	Form of Non-Qualified Stock Option Agreement for employees hired on and after August 1, 2016, under the Amended and Restated Hill-Rom Holdings, Inc.’s Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.31 to the Company’s Form 10-K dated November 17, 2017)

*10.18	Form of Non-Qualified Stock Option Agreement (CEO version), under the Amended and Restated Hill-Rom Holdings, Inc.’s Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.32 to the Company’s Form 10-K dated November 17, 2017)

*10.19	Form of Restricted Stock Unit Award Agreement for employees hired prior to August 1, 2016, under the Amended and Restated Hill-Rom Holdings, Inc.’s Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.33 to the Company’s Form 10-K dated November 17, 2017)

*10.20	Form of Restricted Stock Unit Award Agreement for employees hired on and after August 1, 2016, under the Amended and Restated Hill-Rom Holdings, Inc.’s Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.34 to the Company’s Form 10-K dated November 17, 2017)

*10.21	Form of Restricted Stock Unit Award Agreement (CEO version), under the Amended and Restated Hill-Rom Holdings, Inc.’s Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.35 to the Company’s Form 10-K dated November 17, 2017)

*10.22	Form of Performance-Based Restricted Stock Unit Award Agreement for employees hired prior to August 1, 2016, under the Amended and Restated Hill-Rom Holdings, Inc.’s Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.36 to the Company’s Form 10-K dated November 17, 2017)

*10.23	Form of Performance-Based Restricted Stock Unit Award Agreement for employees hired on and after August 1, 2016, under the Amended and Restated Hill-Rom Holdings, Inc.’s Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.37 to the Company’s Form 10-K dated November 17, 2017)

*10.24	Form of Performance-Based Restricted Stock Unit Award Agreement (CEO version), under the Amended and Restated Hill-Rom Holdings, Inc.’s Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.38 to the Company’s Form 10-K dated November 17, 2017)

10.25	Amendment No. 1 to Loan and Security Agreement, dated as of May 4, 2018, among Hill-Rom Company, Inc., as initial servicer, Hill-Rom Finance Company LLC, as borrower, and MUFG Bank, Ltd., (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd.), as Group Agent, as Committed Lender and as Administrative Agent (Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 4, 2018)

10.26	Amendment No. 1 to Purchase and Sale Agreement, dated as of May 4, 2018, among Hill-Rom Company, Inc., as initial servicer, each of the Originators party to the Purchase and Sale Agreement, as originators, and Hill-Rom Finance Company LLC, as buyer (Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated May 4, 2018)

10.27	Master Framework Agreement, dated as of May 4, 2018, by and among MUFG Bank, Ltd., as buyer, Hill-Rom Company, Inc., Hill-Rom Manufacturing, Inc., and each additional seller from time to time party thereto, as sellers, and Hill-Rom Company, as agent for the sellers (Incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K dated May 4, 2018)

10.28	1996 SIFMA Master Repurchase Agreement, including Annex I thereto, (as amended thereby), dated as of May 4, 2018, between Hill-Rom Company, Inc. and MUFG Bank, Ltd (Incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K dated May 4, 2018)

10.29	1996 SIFMA Master Repurchase Agreement, including Annex I thereto, (as amended thereby), dated as of May 4, 2018, between Hill-Rom Manufacturing, Inc. and MUFG Bank, Ltd (Incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K dated May 4, 2018)

10.30	Guaranty, dated as of May 4, 2018, between Hill-Rom Holdings, Inc., and MUFG Bank, Ltd., as buyer under the Master Framework Agreement (Incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K dated May 4, 2018)

10.31	Amendment No. 3 to Loan and Security Agreement, dated as of May 3, 2019, among Hill-Rom Company, Inc., as initial servicer, Hill-Rom Finance Company LLC, as borrower, and MUFG Bank, Ltd., (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd.), as Group Agent, as Committed Lender and as Administrative Agent (Incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K dated May 3, 2019)

10.32	Amendment No. 1 to Master Framework Agreement, dated as of May 3, 2019, by and among MUFG Bank, Ltd., as buyer, Hill-Rom Company, Inc., Hill-Rom Manufacturing, Inc., and each additional seller from time to time party thereto, as sellers, and Hill-Rom Company, as agent for the sellers (Incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K dated May 3, 2019)

*10.33	Letter Agreement executed March 21, 2018 between Hill-Rom Holdings, Inc. and Richard M. Wagner (Incorporated herein by reference to Exhibit 10.1 filed with the Company's Form 8-K dated May 10, 2018)

*10.34
Amended and Restated Employment Agreement between Hill-Rom Holdings, Inc. and John P. Groetelaars dated November 16, 2018 (Incorporated herein by reference to Exhibit 10.43 to the Company's Form 10-K dated November 16, 2018)

*10.35
Amended and Restated Employment Agreement between Hill-Rom Holdings, Inc. and Deborah Rasin dated November 16, 2018 (Incorporated herein by reference to Exhibit 10.44 to the Company's Form 10-K dated November 16, 2018)

*10.36
Amended and Restated Change in Control Agreement between Hill-Rom Holdings, Inc. and John P. Groetelaars dated November 16, 2018 (Incorporated herein by reference to Exhibit 10.47 to the Company's Form 10-K dated November 16, 2018)

*10.37
Change in Control Agreement between Hill-Rom Holdings, Inc. and Barbara Bodem with an effective date of December 3, 2018 (Incorporated herein by reference to Exhibit 10.4 to the Company's Form 8-K dated November 27, 2018)

*10.38
Form of Amended and Restated Change in Control Agreement dated November 16, 2018, between Hill-Rom Holdings, Inc. and certain of its officers, including Messrs. Amy Dodrill, Mary Kay Ladone, Andreas Frank, Paul Johnson, Kenneth Meyers, Richard Wagner, and Ms. Deborah Rasin (Incorporated herein by reference to Exhibit 10.48 to the Company's Form 10-K dated November 16, 2018)

*10.39	Amended and Restated Employment Agreement between Hill-Rom Holdings, Inc. and Andreas Frank dated November 16, 2018 (Incorporated herein by reference to Exhibit 10.49 to the Company's Form 10-K dated November 16, 2018)

*10.40	Amended and Restated Employment Agreement between Hill-Rom Holdings, Inc. and Paul Johnson dated November 16, 2018 (Incorporated herein by reference to Exhibit 10.50 to the Company's Form 10-K dated November 16, 2018)

*10.41	Amended and Restated Employment Agreement between Hill-Rom Holdings, Inc. and Kenneth Meyers dated November 16, 2018 (Incorporated herein by reference to Exhibit 10.51 to the Company's Form 10-K dated November 16, 2018)

10.42	Residential Lease Agreement between Hill-Rom Holdings, Inc. and Andreas Frank dated May 1, 2019 (Incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q dated August 2, 2019)

*10.43	Employment Agreement between Hill-Rom Holdings, Inc. and Mary Kay Ladone with an effective date of December 3, 2018

*10.44
Employment Agreement between Hill-Rom Holdings, Inc. and Barbara Bodem with an effective date of December 3, 2018 (Incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K dated November 27, 2018)

*10.45	Employment Agreement between Hill-Rom Holdings, Inc. and Amy Dodrill with an effective date of June 1, 2019

10.46
Amendment No. 4 to Loan and Security Agreement, dated as of April 27, 2020, among Hill-Rom Company, Inc., as initial servicer, Hill-Rom Finance Company LLC, as borrower, and MUFG Bank, Ltd., (f/k/a The Bank of
Tokyo-Mitsubishi UFJ, Ltd.), as Group Agent, as Committed Lender and as Administrative Agent (Incorporated
herein by reference to Exhibit 10.1 filed with the Company's Form 8-K dated April 27, 2020)

10.47	Amendment No. 2 to Master Framework Agreement, dated as of April 27, 2020, by and among MUFG Bank, Ltd., as buyer, Hill-Rom Company, Inc., Hill-Rom Manufacturing, Inc., and each additional seller from time to time party thereto, as sellers, and Hill-Rom Company, as agent for the sellers (Incorporated herein by reference to Exhibit 10.2 filed with the Company's Form 8-K dated April 27, 2020)

10.48	Amendment No. 1 to Hill-Rom Company Master Repurchase Agreement, dated as of April 27, 2020, by and among MUFG Bank, Ltd., as buyer, and Hill-Rom Company, Inc., as seller (Incorporated herein by reference to Exhibit 10.3 filed with the Company's Form 8-K dated April 27, 2020)

10.49	Amendment No. 1 to Hill-Rom Manufacturing Master Repurchase Agreement, dated as of April 27, 2020, by and among MUFG Bank, Ltd., as buyer, and Hill-Rom Manufacturing, Inc., as seller (Incorporated herein by reference to Exhibit 10.4 filed with the Company's Form 8-K dated April 27, 2020)

*10.50	Form of Addendum to Form of Limited Recapture Agreement between Hill-Rom Holdings, Inc. and certain of its officers, including Named Executive Officers

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILL-ROM HOLDINGS, INC.

By:	/s/ John P. Groetelaars
John P. Groetelaars
President and Chief Executive Officer

Date: November 13, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/	William G. Dempsey	/s/	James R. Giertz
	William G. Dempsey		James R. Giertz
	Chair of the Board		Director

/s/	John P. Groetelaars	/s/	William H. Kucheman
	John P. Groetelaars		William H. Kucheman
	President and Chief Executive Officer and Director		Director
(Principal Executive Officer)

/s/	Barbara W. Bodem	/s/	Ronald A. Malone
	Barbara W. Bodem		Ronald A. Malone
	Senior Vice President and Chief Financial Officer		Director
(Principal Financial Officer)

/s/	Richard M. Wagner	/s/	Gregory J. Moore
	Richard M. Wagner		Gregory J. Moore
	Vice President — Controller and		Director
Chief Accounting Officer
(Principal Accounting Officer)

/s/	Gary L. Ellis	/s/	Nancy M. Schlichting
	Gary L. Ellis		Nancy M. Schlichting
	Director		Director

/s/	Mary Garrett	/s/	Stacy Enxing Seng
	Mary Garrett		Stacy Enxing Seng
	Director		Director

/s/	Felicia F. Norwood
Felicia F. Norwood
Director

Date: November 13, 2020