Form 10-Q
period 2020-12-31
Hill-Rom Holdings, Inc.
filed 2021-02-05
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2020
OR
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
Common Stock, without par value – 66,362,046 shares as of February 3, 2021.

HILL-ROM HOLDINGS, INC.

Forward-Looking Statements and Factors That May Affect Future Results

Certain statements in this Quarterly Report on Form 10-Q contain forward-looking statements within the meanings of the Private Securities Litigation Reform Act of 1995, as amended, regarding our future plans, objectives, beliefs, expectations, representations, and projections.

Forward-looking statements are not guarantees of future performance, and our actual results could differ materially from those set forth in any forward-looking statements. For a more in-depth discussion of factors that could cause actual results to differ from forward-looking statements, see the discussions under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (“2020 Form 10-K”) and subsequent filings with the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Our actual results also could be materially adversely impacted by the length and severity of the on-going coronavirus pandemic (“COVID-19,” “the pandemic,” or “the virus”), the effectiveness and availability of the related vaccine, and the long-term economic impacts on our business, results of operations, financial condition, and prospects. We assume no obligation to update or revise any forward-looking statements unless required by law.

PART I – FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended December 31
	2020	2019
Net Revenue
Product sales and service	$652.5	$614.3
Rental revenue	88.6	70.7
Total net revenue	741.1	685.0

Cost of Net Revenue
Cost of goods sold	324.2	306.3
Rental expenses	37.7	37.0
Total cost of net revenue (excludes acquisition-related intangible asset amortization)	361.9	343.3

Research and development expenses	34.8	31.5
Selling and administrative expenses	209.0	196.8
Acquisition-related intangible asset amortization	25.9	26.7
Special charges	27.1	7.8
Operating Profit	82.4	78.9

Interest expense	(17.8)	(19.4)
Loss on extinguishment of debt	—	(15.6)
Investment income (expense) and other, net	7.0	(1.3)

Income Before Income Taxes	71.6	42.6

Income tax expense	12.8	2.8

Net Income	$58.8	$39.8

Net Income per Basic Common Share	$0.88	$0.60

Net Income per Diluted Common Share	$0.88	$0.59

Average Basic Common Shares Outstanding (in thousands)	66,497	66,792

Average Diluted Common Shares Outstanding (in thousands)	66,925	67,329
See Notes to Condensed Consolidated Financial Statements (Unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended December 31
	2020	2019
Net Income	$58.8	$39.8

Other Comprehensive Income (Loss), net of tax:

Derivative instruments designated as hedges	(4.9)	(2.6)
Foreign currency translation adjustment	41.3	23.1
Change in pension and postretirement defined benefit plans	0.5	0.7
Total Other Comprehensive Income, net of tax	36.9	21.2

Total Comprehensive Income	$95.7	$61.0
See Notes to Condensed Consolidated Financial Statements (Unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except share amounts)

	December 31, 2020	September 30, 2020
ASSETS
Current Assets
Cash and cash equivalents	$294.6	$296.5
Trade accounts receivable, net of allowances of $27.7 and $25.9 as of December 31, 2020 and September 30, 2020	598.0	594.9
Inventories, net of reserves	335.9	352.0
Other current assets	111.5	121.5
Total current assets	1,340.0	1,364.9
Property, plant and equipment	878.1	858.2
Less accumulated depreciation	(569.6)	(552.1)
Property, plant and equipment, net	308.5	306.1
Goodwill	1,847.9	1,835.5
Other intangible assets and software, net	958.6	976.7
Deferred income taxes	34.7	32.9
Other assets	153.8	155.0
Total Assets	$4,643.5	$4,671.1
LIABILITIES
Current Liabilities
Trade accounts payable	$202.9	$236.5
Short-term borrowings	222.3	222.3
Accrued compensation	97.6	144.9
Accrued product warranties	30.0	30.8
Accrued rebates	54.4	44.8
Deferred revenue	112.3	110.1
Other current liabilities	180.7	162.8
Total current liabilities	900.2	952.2

Long-term debt	1,643.8	1,655.7
Accrued pension and postretirement benefits	94.7	89.3
Deferred income taxes	108.7	113.0
Other long-term liabilities	133.0	134.8
Total Liabilities	2,880.4	2,945.0
SHAREHOLDERS' EQUITY
Capital Stock:
Preferred stock - without par value: Authorized - 1,000,000 shares; none issued or outstanding
Common stock - without par value: Authorized - 199,000,000 shares	4.4	4.4
Issued: 88,457,634 shares as of December 31, 2020 and September 30, 2020; Outstanding: 66,354,008 shares as of December 31, 2020 and 66,640,832 shares as of September 30, 2020
Additional paid-in capital	668.5	667.0
Retained earnings	2,174.1	2,132.2
Accumulated other comprehensive income (loss)	(143.3)	(180.2)
Treasury stock, common shares at cost: 22,103,626 as of December 31, 2020 and 21,816,802 as of September 30, 2020	(940.6)	(897.3)
Total Shareholders’ Equity	1,763.1	1,726.1
Total Liabilities and Shareholders' Equity	$4,643.5	$4,671.1
See Notes to Condensed Consolidated Financial Statements (Unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended December 31
	2020	2019
Operating Activities
Net income	$58.8	$39.8
Adjustments to reconcile net income to net cash, cash equivalents and restricted cash provided by operating activities:
Depreciation and amortization of property, plant, equipment and software	18.4	16.6
Acquisition-related intangible asset amortization	25.9	26.7
Amortization of debt discounts and issuance costs	1.1	1.0
Loss on extinguishment of debt	—	15.6
Benefit for deferred income taxes	(3.3)	(3.9)
Loss on disposal of property, equipment, intangible assets and impairments	0.1	1.1
Stock compensation	11.0	8.3
Other operating activities	4.5	(5.1)
Change in working capital excluding cash, current debt, acquisitions and dispositions:
Trade accounts receivable	6.2	74.8
Inventories	15.4	(9.8)
Other current assets	9.7	(15.8)
Trade accounts payable	(35.7)	(9.0)
Accrued expenses and other liabilities	(16.1)	(60.2)
Other assets and liabilities	4.2	(3.1)
Net cash, cash equivalents and restricted cash provided by operating activities	100.2	77.0
Investing Activities
Purchases of property, plant, equipment and software	(29.3)	(24.3)
Proceeds on sale of property and equipment	0.3	0.5
Net cash, cash equivalents and restricted cash used in investing activities	(29.0)	(23.8)
Financing Activities
Payments of long-term debt	(12.5)	(12.6)
Borrowings on Revolving Credit Facility	—	50.0
Payments on Revolving Credit Facility	—	(55.0)
Payments on Securitization Facility	—	(7.5)
Borrowings on Note Securitization Facility	—	11.4
Payments on Note Securitization Facility	—	(12.6)
Redemption and prepayment premium on 5.75% Notes	—	(437.2)
Cash dividends	(14.6)	(14.1)
Proceeds on exercise of stock options	0.5	3.7
Stock repurchases for stock award withholding obligations	(8.3)	(15.1)
Stock repurchases in the open market	(47.4)	—
Other financing activities	2.3	1.7
Net cash, cash equivalents and restricted cash used in financing activities	(80.0)	(487.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6.9	4.7
Net Cash Flows	(1.9)	(429.4)
Cash, Cash Equivalents and Restricted Cash:
At beginning of period	296.5	633.8
At end of period	$294.6	$204.4
See Notes to Condensed Consolidated Financial Statements (Unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(In millions, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares Issued	Amount

Balance as of September 30, 2020	88,457,634	$4.4	$667.0	$2,132.2	$(180.2)	$(897.3)	$1,726.1
Cumulative effect of ASC 2016-13 adoption, net of tax of $0.8	—	—	—	(2.2)	—	—	(2.2)
Net income	—	—	—	58.8	—	—	58.8
Other comprehensive income (loss), net of tax of ($1.3)	—	—	—	—	36.9	—	36.9
Dividends ($0.22 per common share)	—	—	0.1	(14.7)	—	—	(14.6)
Stock repurchases for stock award withholding obligations	—	—	—	—	—	(8.3)	(8.3)
Stock repurchases in the open market	—	—	—	—	—	(47.4)	(47.4)
Stock compensation on equity-classified awards	—	—	10.7	—	—	—	10.7
Stock option exercises	—	—	0.2	—	—	0.3	0.5
Distribution of stock awards	—	—	(11.0)	—	—	11.0	—
Shares issued under employee stock purchase plan	—	—	1.5	—	—	1.1	2.6
Balance as of December 31, 2020	88,457,634	$4.4	$668.5	$2,174.1	$(143.3)	$(940.6)	$1,763.1

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares Issued	Amount

Balance as of September 30, 2019	88,457,634	$4.4	$637.4	$1,967.4	$(182.5)	$(853.4)	$1,573.3
Net income	—	—	—	39.8	—	—	39.8
Other comprehensive income (loss), net of tax of $0.4	—	—	—	—	21.2	—	21.2
Dividends ($0.21 per common share)	—	—	—	(14.1)	—	—	(14.1)
Stock repurchases for stock award withholding obligations	—	—	—	—	—	(15.1)	(15.1)
Stock compensation on equity-classified awards	—	—	8.3	—	—	—	8.3
Stock option exercises	—	—	1.1	—	—	2.6	3.7
Distribution of stock awards	—	—	(15.4)	—	—	15.4	—
Shares issued under employee stock purchase plan	—	—	1.3	—	—	0.6	1.9
Balance as of December 31, 2019	88,457,634	$4.4	$632.7	$1,993.1	$(161.3)	$(849.9)	$1,619.0

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

Basis of Presentation and Principles of Consolidation

The unaudited Condensed Consolidated Financial Statements and related notes have been prepared in accordance with the rules and regulations of the SEC for interim unaudited Condensed Consolidated Financial Statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete Condensed Consolidated Financial Statements. In the opinion of management, all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying Condensed Consolidated Financial Statements to present fairly the results of the interim periods presented. Quarterly results are not necessarily indicative of annual results.

The unaudited Condensed Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Condensed Consolidated Financial Statements and notes thereto included in Hillrom’s fiscal 2020 Form 10-K as filed with the SEC.

The Condensed Consolidated Financial Statements include the accounts of Hillrom and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

The Company makes a number of significant estimates, assumptions, and judgments in the preparation of its financial statements. Additionally, the Company measures and classifies fair value measurements in accordance with the level hierarchy in conformity with GAAP. As of December 31, 2020, the Company's significant accounting policies and estimates and valuation techniques used to measure fair value have not changed from September 30, 2020. See Note 1. Summary of Significant Accounting Policies within the 2020 Form 10-K for the fiscal year ended September 30, 2020 for further information.

Revenue Recognition — Sales and Rentals

Disaggregation of Revenue

The Company disaggregates revenue recognized from contracts with customers by geography and reportable segments consistent with the way in which management operates and views the business. See Note 11. Segment Reporting for the presentation of the Company's revenue disaggregation.

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

The following table summarizes contract liability activity for the three months ended December 31, 2020. The contract liability balance represents the transaction price allocated to the remaining performance obligations.

Contract Liabilities
Balance as of October 1, 2020	$138.1
New revenue deferrals	99.0
Revenue recognized upon satisfaction of performance obligations	(97.2)
Foreign currency translation adjustment	1.3
Balance as of December 31, 2020	$141.2

Rental Revenue

We make certain products available to customers under short-term lease arrangements. Rental usage of these products is provided as an alternative to product sales and is short-term in nature. Products primarily include smart beds, including, but not limited to, bariatric, intensive care unit, maternity, and home care beds, as well as surfaces. These lease arrangements provide our customers with our products during periods of peak demand or often times for specialty purposes. Additionally, we provide wearable, non-invasive ventilation products to patients covered by monthly medical insurance reimbursements, which are considered month-to-month leasing arrangements. Income arising from these lease arrangements where we are the lessor is recognized within Rental revenue. We accounted for these lease arrangements as operating leases.

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

In conjunction with our acquisition and divestiture activities, we entered into select guarantees and indemnifications of performance with respect to the fulfillment of our commitments under applicable purchase and sale agreements. The arrangements generally indemnify the buyer or seller for damages associated with breach of contract, inaccuracies in representations and warranties surviving the closing date and satisfaction of liabilities and commitments retained under the applicable contract. With respect to divestitures, we also routinely enter into non-competition agreements for varying periods of time. Guarantees and indemnifications with respect to acquisition and divestiture activities, if triggered, could have an adverse impact on our Condensed Consolidated Financial Statements.

The following summarizes accrued product warranty activity for the three months ended December 31, 2020:

Three Months Ended December 31
2020
Balance as of beginning of period	$30.8
Provision for warranties in the period	5.4
Warranty claims in the period	(6.4)
Foreign currency translation adjustment	0.2
Balance as of end of period	$30.0

Government Programs Related to COVID-19

On March 25, 2020, the U.S. government approved the Coronavirus Aid, Relief and Economic Security (“CARES”) Act to provide economic stimulus to address the impact of the pandemic. The governments in certain other non-U.S. countries have also approved legislation in their jurisdictions to address the impact of the pandemic. We evaluated our eligibility and assessed the conditions and requirements of participation in many programs. As of December 31, 2020, we deferred the payment of the employer share of the U.S. Federal Insurance Contributions Act (“FICA”) tax payments totaling $21.2 million in accordance with the CARES Act within the Consolidated Balance Sheet. We continue to evaluate what impact, if any, the CARES Act, or any similar legislation in other non-U.S. jurisdictions, may have on our results of operations.

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) – Measurement of Credit Losses of Financial Instruments and has subsequently issued related amendments, collectively referred to as “Topic 326”. Topic 326 requires entities to measure credit losses for financial assets measured at amortized cost based on expected losses rather than incurred losses. This adoption primarily impacted our trade accounts receivables. Under the current expected credit loss model, we review receivables for collectability based on an assessment of various factors, including historical collection experience for each receivable type and expectations of forward-looking loss estimates, and individual receivables are also reviewed for collectability based on unique circumstances. Any adjustments made to our historical loss experience reflect current differences in asset-specific risk characteristics, including, customer type (public or government entity versus private entity) and geographic location of the customer. We adopted ASU 2016-13 in the first quarter of fiscal 2021 using the modified retrospective transition method with a cumulative effect adjustment directly to retained earnings. The cumulative effect of applying Topic 326 were an increase to the allowance for credit losses of $3.0 million and deferred tax assets of $0.8 million with a corresponding decrease to the opening balance of Retained earnings of $2.2 million.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The purpose of the standard is to improve the overall usefulness of fair value disclosures to financial statement users and reduce unnecessary costs to companies when preparing the disclosures. ASU 2018-13 requires the application of the prospective method of transition (for only the most recent interim or annual period presented in the initial fiscal year of adoption) to the new disclosure requirements for (1) changes in unrealized gains and losses included in other comprehensive income and (2) the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 also requires prospective application to any modifications to disclosures made because of the change to the requirements for the narrative description of measurement uncertainty. The effects of all other amendments made by ASU 2018-13 must be applied retrospectively to all periods presented. We adopted ASU 2018-13 in the first quarter of fiscal 2021. The adoption of ASU 2018-13 had no impact on our Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement to be consistent with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). We adopted ASU 2018-15 in the first quarter of fiscal 2021 using the prospective transition method approach. The Company’s cloud computing hosting arrangements are primarily information technology agreements that support the Company’s operations and infrastructure. The adoption of ASU 2018-15 did not have a significant impact on our Condensed Consolidated Financial Statements.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. The purpose of the standard is to (1) clarify that transactions between participants in a collaborative agreement should be accounted for under Topic 606 and (2) add unit-of-account guidance in Topic 808 to align with Topic 606. We retrospectively adopted ASU 2018-18 in the first quarter of fiscal 2021. The adoption of ASU 2018-18 had no impact on our Condensed Consolidated Financial Statements.

Recently Issued Accounting Standards

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

Except as noted above, there are no significant changes to our assessment of the impact of recently issued accounting standards included in Note 1. Summary of Significant Accounting Policies of our Condensed Consolidated Financial Statements in our 2020 Form 10-K.

Note 2. Supplementary Financial Statement Information

	December 31, 2020	September 30, 2020
Inventories, net of reserves:
Finished products	$156.1	$167.6
Work in process	51.7	48.4
Raw materials	128.1	136.0
Total inventories, net of reserves	$335.9	$352.0

Accumulated amortization of software and other intangible assets	$703.6	$667.3

Investments included in Other assets	$50.5	$49.0

Supplemental Cash Flow Information

	Three Months Ended December 31
	2020	2019
Non-cash operating activities
Operating cash flows paid for amounts included in the measurement of lease liabilities	$7.0	$7.1

Non-cash investing activities:
Change in capital expenditures not paid	$(4.2)	$(1.8)

Non-cash financing activities:
Distribution of shares issued under stock-based compensation plans	$31.7	$25.1

Non-cash investing and financing activities:
Right of use assets obtained in exchange for new lease liabilities	$1.8	$6.5

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

During fiscal 2020 we acquired the following companies:

Company Name	Description of the Business	Description of the Acquisition
Excel Medical	Clinical communications software company located in the United States	Purchased all of the outstanding equity interest.
Connecta	Clinical communications software company based in Mexico.	Purchased the multiplatform medical device integration and connectivity software programs, products, and solutions of the company.
Videomed	Developer of integrated video solutions in operating rooms located in Italy.	Purchased all of the outstanding equity interest.

The purchase price for the acquisitions listed above includes contingent consideration for which the performance periods have not yet expired. For the three months ended December 31, 2020, we recorded a reduction in the contingent consideration obligations of $1.7 million in Selling and administrative expenses primarily related to Excel Medical as a certain commercial milestone was not met. The related contingent consideration liabilities are included in Other current liabilities and Other long-term liabilities.

For the three months ended December 31, 2020, we did not close on any new acquisitions. For additional information on Acquisitions, see Note 3. Business Combinations within the 2020 Form 10-K.

Bardy Diagnostics, Inc.

On January 15, 2021, we entered into a definitive merger agreement with Bardy Diagnostics, Inc. (“Bardy”), a Delaware company that develops and delivers cardiac arrhythmia monitoring devices, for initial cash consideration of $375.0 million, subject to closing conditions and certain post-closing adjustments. Additionally, contingent consideration will be payable based on the revenue generated from the acquired cardiac monitoring product during the first two calendar years starting with the calendar year in which the transaction is closed.

The contingent consideration payable for the first calendar year in which the transaction closes will equal 50% of the revenue generated if less than $45.0 million, 100% of revenue generated if between $45.0 million and $57.0 million, and 150% of revenue generated if greater than $57.0 million during calendar year 2021.

The contingent consideration payable for the second calendar year will equal 50% of the revenue generated if less than $70.0 million, 100% of the revenue generated if between $70.0 million and $89.0 million, and 125% of the revenue generated if greater than $89.0 million during the calendar year 2022.

On January 29, 2021, the Medicare Administrative Contractor, Novitas Solutions, published newly established, Category 1 reimbursement rates applicable to the Current Procedural Terminology ("CPT") codes for the extended holter cardiac monitoring category, including CPT codes 93241, 93243, 93245 and 93247. Hillrom is currently assessing the recent reimbursement rate decision and the potential impacts of that decision on the Bardy business.

Asset Acquisition

On January 28, 2021, we acquired the contact-free continuous monitoring intellectual property and technology from EarlySense Ltd. in exchange for cash of $30.0 million, a portion of our non-marketable equity investment in EarlySense Ltd. of $25.5 million and forgiveness of a prepayment of approximately $2.0 million. The investment will be transferred to EarlySense Ltd. at a future date upon the satisfaction of certain conditions outlined in the purchase agreement. Additionally, contingent consideration of up to $10.0 million will be payable if commercial milestones defined in the purchase agreement are achieved through September 2023. The intangible asset acquired will be presented in Other intangible assets and software, net.

Note 4. Financing Agreements

Short-Term Borrowings

Securitization Facilities

We have our 364-day accounts receivable securitization program (the " Securitization Facility ") with certain financial institutions for borrowings up to $110.0 million. Additionally, we have our 364-day facility for borrowings up to $90.0 million (the " Note Securitization Facility"). Both facilities mature in April 2021. As of December 31, 2020, outstanding borrowings were $82.2 million on the Securitization Facility and $90.0 million on the Note Securitization Facility. See Note 5. Financing Agreements within the 2020 Form 10-K for the fiscal year ended September 30, 2020 for further information.

Long-Term Debt

As of December 31, 2020 and September 30, 2020, there were no outstanding borrowings on the Revolving Credit Facility, and available borrowing capacity was $1,191.0 million after giving effect to the $9.0 million of outstanding standby letters of credit.

Long-Term Debt Redemption

On October 7, 2019, we redeemed the senior unsecured 5.75% notes due September 2023 for $425.0 million and paid the prepayment premium of $12.2 million using the net proceeds from the senior unsecured 4.375% notes of $425.0 million maturing September 2027 that were issued in September 2019, along with funds borrowed from the Revolving Credit Facility. For the three months ended December 31, 2019, we recorded a loss on extinguishment of debt of $15.6 million, which was comprised of a $12.2 million prepayment premium and $3.4 million of debt issuance costs previously capitalized. See Note 5. Financing Agreements included within our 2020 Form 10-K for the fiscal year ended September 30, 2020 for further information.
Fair Value

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The book values of our Securitization Facility, Note Securitization Facility, Term Loan A facility (“TLA Facility”) maturing in August 2024, and Revolving Credit Facility approximate fair value.

The estimated fair values of our long-term debt instruments are described in the table below:

	December 31, 2020	September 30, 2020
Senior unsecured 5.00% notes due on February 15, 2025	$309.3	$310.1
Senior unsecured 4.375% notes due on September 15, 2027	450.0	441.2
Unsecured debentures	47.9	48.0
Total	$807.2	$799.3

The estimated fair values of our long-term unsecured debentures were based on observable inputs such as quoted prices in markets that are not active. The estimated fair values of the Senior Notes were based on quoted prices for similar liabilities. These fair value measurements were classified as Level 2.

Debt Covenants

As of December 31, 2020, we were in compliance with all debt covenants under our financing agreements.

Note 5. Derivative Instruments and Hedging Activity

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

Cash Flow Hedges

To manage our exposure to market risk from fluctuations in interest rates, we enter into interest rate swaps that are designated as cash flow hedges. As of December 31, 2020 and September 30, 2020, we had interest rate swap agreements with an aggregate notional amount of $750.0 million to hedge the variability of cash flows through August 2024 associated with a portion of the variable interest rate payments on outstanding borrowings under our Senior Credit Agreement.

We are subject to variability in foreign currency exchange rates due to our international operations. We enter into currency exchange contracts that are designated as cash flow hedges to manage our exposure arising from fluctuating exchange rates related to specific and projected transactions. We operate this program pursuant to documented corporate risk management policies and do not enter into derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to our assets, obligations, and projected results of operations denominated in foreign currencies. Our currency risk consists primarily of foreign currency denominated firm commitments and projected foreign currency denominated intercompany and third-party transactions. As of December 31, 2020 and September 30, 2020, the notional amount of outstanding currency exchange contracts was $42.2 million and $64.4 million, respectively. The maximum length of time over which we hedge transaction exposures is generally 12 months. Derivative gains and losses, initially reported as a component of Accumulated other comprehensive income (loss), are reclassified to earnings in the period when the underlying transaction affects earnings.

Net Investment Hedges

As of December 31, 2020, we had cross-currency swap agreements, with an aggregate notional amount of $198.3 million, to hedge the variability of net assets due to changes in the U.S. dollar-Euro spot exchange rates through July 2023. These cross-currency swaps are designated as net investment hedges of subsidiaries using the Euro as their functional currency.

We assess hedge effectiveness under the spot-to-spot method and record changes in fair value attributable to the translation of foreign currencies through Accumulated other comprehensive income (loss). We amortize the impact of all other changes in fair value of the derivatives through Interest expense, which was an income of $1.3 million for both the three months ended December 31, 2020 and 2019.

Undesignated Derivative Instruments

We use forward contracts to mitigate the foreign exchange revaluation risk associated with recorded monetary assets and liabilities that are denominated in a non-functional currency. These derivative instruments are not formally designated as hedges and the terms of these instruments generally do not exceed one month. As of December 31, 2020 and September 30, 2020, we had forward contracts not designated as hedges with aggregate notional amounts of $157.5 million and $169.9 million, respectively.

The following table summarizes unrealized and realized gains and losses for forward contracts not designated as hedges, which are recorded in Investment income (expense) and other, net.

	Three Months Ended December 31
	2020	2019
Unrealized gain	$0.5	$0.2
Realized gain	2.1	0.4

Fair Value

We classify fair value measurements on our derivative instruments as Level 2. The estimated fair values of our derivative instruments are described in the table below:

Derivative Instruments	December 31, 2020	Consolidated Balance Sheet Position	September 30, 2020	Consolidated Balance Sheet Position
Interest Rate Swaps	$(41.0)	Other current liabilities	$(46.3)	Other current liabilities
Currency Exchange Contracts	(2.6)	Other current liabilities	(0.4)	Other current liabilities
Cross-Currency Swaps	1.5	Other assets	9.7	Other assets
Undesignated Forward Contracts	0.5	Other assets	0.0	Other assets
Total	$(41.6)		$(37.0)
Note 6. Retirement and Postretirement Benefit Plans

We sponsor five defined benefit retirement plans. Those plans include a master defined benefit retirement plan in the United States, a nonqualified supplemental executive defined benefit retirement plan, and three defined benefit retirement plans covering employees in Germany and France. Benefits for such plans are based primarily on years of service and the employee’s level of compensation in specific periods of employment. We contribute funds to trusts as necessary to provide for current service and for any unfunded projected future benefit obligation over a reasonable period of time. All of our plans have a September 30 measurement date. The following table provides the components of net pension expense for our defined benefit retirement plans.

	Three Months Ended December 31		Consolidated Statements of Income Item
	2020	2019
Service cost	$0.5	$0.4	Cost of goods sold
Service cost	0.8	0.8	Selling and administrative expenses
Interest cost	1.9	2.5	Investment income (expense) and other, net
Expected return on plan assets	(3.0)	(3.7)	Investment income (expense) and other, net
Amortization of unrecognized prior service cost, net	—	0.1	Investment income (expense) and other, net
Amortization of net loss	1.5	1.5	Investment income (expense) and other, net
Net periodic benefit cost	1.7	1.6
Special termination benefits[1]	3.3	—	Special charges
Net pension expense	$5.0	$1.6
1 In September 2020, we offered certain employees in the United States the option to participate in a voluntary early retirement plan. The employees who accepted the offer received special termination benefits during the three months ended December 31, 2020, which were recorded as a component of Special charges in the Consolidated Statements of Income. See Note 8. Special Charges for further information.

In addition to defined benefit retirement plans, we also offer two postretirement health care plans in the United States that provide health care benefits to qualified retirees and their dependents. The plans are closed to new participants and include retiree cost sharing provisions and generally extend retiree coverage for medical and prescription benefits beyond the COBRA continuation period to the date of Medicare eligibility. Annual costs related to these plans are not significant. In connection with the voluntary early retirement plan offered in September 2020, we incurred $0.2 million of special termination benefits related to our postretirement health care plan. The amount was recorded as a recorded as a component of Special charges in the Consolidated Statements of Income. See Note 8. Special Charges for further information.

We have defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees. The general purpose of these plans is to provide additional financial security in retirement by providing employees with an incentive to regularly save a portion of their earnings. Our contributions to the plans are based on eligibility and, in some cases, employee contributions. Expense under these plans was $7.8 million and $6.2 million for the quarterly periods ended December 31, 2020 and 2019.

Note 7. Other Comprehensive Income (Loss)

The following tables represent the changes in Other comprehensive income (loss) and Accumulated other comprehensive income (loss) by component for the three months ended December 31, 2020 and 2019:

	Three Months Ended December 31, 2020
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance [2]
Derivative instruments designated as hedges [1]:
Currency exchange contracts	$(1.4)	$(0.8)	$(2.2)	$0.5	$(1.7)	$(0.3)	$(1.7)	$(2.0)
Interest rate swaps	8.0	(2.6)	5.4	(1.2)	4.2	(35.7)	4.2	(31.5)
Cross-currency swaps	(9.6)	—	(9.6)	2.2	(7.4)	6.7	(7.4)	(0.7)
Derivative instruments designated as hedges total	$(3.0)	$(3.4)	$(6.4)	$1.5	$(4.9)	$(29.3)	$(4.9)	$(34.2)
Foreign currency translation adjustment	41.3	—	41.3	—	41.3	(110.7)	41.3	(69.4)
Change in pension and postretirement defined benefit plans	(0.5)	1.2	0.7	(0.2)	0.5	(40.2)	0.5	(39.7)
Total	$37.8	$(2.2)	$35.6	$1.3	$36.9	$(180.2)	$36.9	$(143.3)

	Three Months Ended December 31, 2019
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Derivative instruments designated as hedges [1]:
Currency exchange contracts	$(0.3)	$0.1	$(0.2)	$—	$(0.2)	$0.2	$(0.2)	$—
Interest rate swaps	0.9	0.8	1.7	(0.4)	1.3	(5.2)	1.3	(3.9)
Cross-currency swaps	(4.8)	—	(4.8)	1.1	(3.7)	12.2	(3.7)	8.5
Derivative instruments designated as hedges total	$(4.2)	$0.9	$(3.3)	$0.7	$(2.6)	$7.2	$(2.6)	$4.6
Foreign currency translation adjustment	23.1	—	23.1	—	23.1	(145.4)	23.1	(122.3)
Change in pension and postretirement defined benefit plans	(0.2)	1.2	1.0	(0.3)	0.7	(44.3)	0.7	(43.6)
Total	$18.7	$2.1	$20.8	$0.4	$21.2	$(182.5)	$21.2	$(161.3)

1 See Note 5. Derivative Instruments and Hedging Activity for information regarding our hedging strategies.
2 The estimated net amount of gains and losses reported in Accumulated other comprehensive income (loss) related to our derivative instruments designated as hedges as of December 31, 2020 that are expected to be reclassified into earnings within the next 12 months is expense of $8.8 million.

The following table represents the items reclassified out of Accumulated other comprehensive income (loss) and the related tax effects for the three months ended December 31, 2020 and 2019:

	Three Months Ended December 31
	2020			2019
	Amount reclassified	Tax effect	Net of tax	Amount reclassified	Tax effect	Net of tax
Derivative instruments designated as hedges:
Currency exchange contracts [1]	$(0.8)	$0.2	$(0.6)	$0.1	$(0.1)	$—
Interest rate swaps [2]	(2.6)	0.6	(2.0)	0.8	(0.2)	0.6
Derivative instruments designated as hedges total	$(3.4)	$0.8	$(2.6)	$0.9	$(0.3)	$0.6
Change in pension and postretirement defined benefit plans [3]	$1.2	$(0.2)	$1.0	$1.2	$(0.3)	$0.9
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

Note 8. Special Charges

Special charges are incurred in connection with various transformative initiatives, exit activities, and organizational changes to improve our business alignment and cost structure. Although these charges are infrequent and unusual in nature, additional Special charges are expected to be incurred. It is not practicable to estimate the amount of these future expected costs until such time as the evaluations are complete. The following table summarizes the Special charges recognized for the three months ended December 31, 2020 and 2019.

Special Charges	Three Months Ended December 31
	2020	2019
Global information technology transformation	$1.3	$4.1
Workforce reduction plan	22.7	—
Integration-related activities	3.1	3.2
Site consolidation and other cost optimization activities, including related severance cost	—	0.5
Total Special Charges	$27.1	$7.8

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

Workforce Reduction Plan

On September 15, 2020, we committed to a workforce reduction plan as part of the continued business optimization initiatives to advance our strategy and growth platforms and improve our operations and cost structure. The workforce reduction plan includes a voluntary retirement program and involuntary severance actions. For the three months ended December 31, 2020, we incurred $22.7 million related to this initiative within Special charges.

Integration-Related Activities

We incurred costs, including severance and benefit costs, associated with business realignment and integration activities focused on reducing complexity, increasing efficiency, and improving our cost structure. We acquired several businesses as disclosed within Note 3. Business Combinations within the 2020 Form 10-K for the fiscal year ended September 30, 2020 for which we also continue to incur integration-related costs and severance costs.

Site Consolidation and Other Cost Optimization Activities, Including Related Severance Cost

We continue to streamline our operations and simplify our supply chain by transforming and consolidating certain manufacturing and distribution operations.

For all accrued severance and other benefit charges described above, we record reserves within Other current liabilities. The following table summarizes the reserve activity for severance and other benefits for the three months ended December 31, 2020.

Balance as of September 30, 2020	$11.3
Expenses	20.0
Cash payments	(9.7)
Reversals	(0.1)
Balance as of December 31, 2020	$21.5

Note 9. Income Taxes

The effective tax rate for the three months ended December 31, 2020 was 17.9% compared to 6.6% for the comparable period in the prior year. The rate was lower in the prior year period primarily due to the favorable impact of excess tax benefits on deductible stock compensation compared to the current year period. The effective tax rate for the three months ended December 31, 2019 was also favorably impacted by the reduction of the contingent consideration accrual of $8.4 million, that was not subject to tax.

Note 10. Earnings per Common Share

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

Earnings per share are calculated as follows:

	Three Months Ended December 31
	2020	2019
Net Income	$58.8	$39.8

Net Income per Basic Common Share	$0.88	$0.60

Net Income per Diluted Common Share	$0.88	$0.59

Average Basic Common Shares Outstanding (in thousands)	66,497	66,792
Add potential effect of exercise of stock options and other unvested equity awards	428	537
Average Diluted Common Shares Outstanding (in thousands)	66,925	67,329

Shares with anti-dilutive effect excluded from the computation of diluted EPS	639	291

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

	Three Months Ended December 31
	2020	2019
Net Revenue - United States:
Patient Support Systems	$268.9	$266.6
Front Line Care	184.5	178.1
Surgical Solutions	34.2	37.1
Total net revenue - United States	$487.6	$481.8

Net Revenue - Outside of the United States (“OUS”):
Patient Support Systems	$108.5	$77.6
Front Line Care	85.4	76.5
Surgical Solutions	59.6	49.1
Total net revenue - OUS	$253.5	$203.2

Net Revenue:
Patient Support Systems	$377.4	$344.2
Front Line Care	269.9	254.6
Surgical Solutions	93.8	86.2
Total net revenue	$741.1	$685.0

Divisional Income:
Patient Support Systems	$87.3	$58.4
Front Line Care	81.9	73.5
Surgical Solutions	17.5	12.8

Other Operating Costs:
Non-allocated operating costs, administrative costs, and other	77.2	58.0
Special charges	27.1	7.8
Operating Profit	82.4	78.9

Interest expense	(17.8)	(19.4)
Loss on extinguishment of debt	—	(15.6)
Investment income (expense) and other, net	7.0	(1.3)
Income Before Income Taxes	$71.6	$42.6

Note 12. Commitments and Contingencies

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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis should be read in conjunction with the accompanying interim financial statements and our 2020 Form 10-K.

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

The Impacts of COVID-19 on Hillrom

COVID-19 has impacted global economies as travel, leisure and discretionary consumer spending has reduced significantly causing companies to make commensurate changes to their investments, human capital, and financial outlooks. The United States and countries around the world continue to take precautionary and preventive measures to reduce the spread of COVID-19. Recently, prospects for an eventual path out of the crisis have improved as COVID-19 vaccines were authorized for use globally and governments began executing plans to distribute the vaccines to the public as supplies become available over the course of fiscal 2021. However, near-term outlook remains uncertain due to external factors such as policymaker decisions to remove certain restrictions, availability and distribution of vaccines and people's willingness to take the vaccine.

Revenues and Customers

Hillrom continues to experience fluctuations in demand across its portfolio of products as health care customers manage the treatment of patients diagnosed with COVID-19. Due to an increase in COVID-19 confirmed cases and hospitalizations that were attributed to holiday travel, we experienced higher demand for select products within Patient Support Systems such as intensive care unit and med-surg beds and specialty surfaces, including our rental portfolio.

We also experienced higher than expected recovery in portions of our remaining portfolio that had previously been limited due to hospital access and doctor office restrictions.

For the remainder of fiscal 2021, we expect hospitals and physician practices to advance toward more normal operating activities as efforts continue across the world to control the spread of COVID-19 through improved testing and contact tracing and the availability and distribution of an effective vaccine.

Operations and Workforce

We have experienced no significant supply chain constraints nor significant increases in supply costs, and we were able to secure raw materials and components for manufacturing products in high demand due to COVID-19.

Our production facilities have remained open and employment levels have remained consistent. Many employees in our administrative functions have effectively continued to work remotely since mid-March 2020. We have implemented the necessary precautions to allow our employees to work safely and effectively in our manufacturing and service facilities. In other areas of the business, we have adapted our processes and used technology to continue to effectively execute on our strategic priorities as well as daily operating activities.

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

For further discussion, see the risk factor within PART I, Item 1.A Risk Factors, entitled “Our business, results of operations, financial condition and prospects could be materially and adversely affected by the ongoing COVID-19 pandemic and the related effects on public health.” within the 2020 Form 10-K.

Use of Non-GAAP Financial Measures

The accompanying Condensed Consolidated Financial Statements and related notes are presented in accordance with GAAP. In addition to the results reported in accordance with GAAP, we routinely provide operating margin, income before taxes, income tax expense and earnings per diluted share results on an adjusted basis as we believe these measures contribute to the understanding of our financial performance, provide additional analytical tools to understand our results from core operations and reveal underlying operating trends. These measures exclude strategic developments, acquisition and integration costs and related fair value adjustments, gains and losses associated with disposals of businesses or significant product lines, regulatory costs related to updating existing product registrations to comply with the European Medical Device Regulations, Special charges as described in Note 8. Special Charges of this Form 10-Q, the changes in tax accounting methods, and other tax law changes as described in Note 11. Income Taxes within the 2020 Form 10-K, expenses associated with these tax items, the impacts of significant litigation matters, certain impacts of the COVID-19 pandemic and other unusual events. We also exclude expenses associated with the amortization of purchased intangible assets. These adjustments are made to allow investors to evaluate and understand operating trends excluding their impact on operating income and earnings per diluted share.

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

Net Revenue

(In millions)					U.S.	OUS
	Three Months Ended December 31		Change As Reported	Constant Currency	Change As Reported	Change As Reported	Constant Currency
	2020	2019
Net Revenue:
Product sales and service	$652.5	$614.3	6.2%	4.4%	(2.8)%	25.7%	19.9%
Rental revenue	88.6	70.7	25.3%	24.3%	28.1%	6.5%	(1.1)%
Total net revenue	$741.1	$685.0	8.2%	6.5%	1.2%	24.8%	18.9%

Net Revenue:
Patient Support Systems	$377.4	$344.2	9.6%	8.0%	0.9%	39.8%	32.7%
Front Line Care	269.9	254.6	6.0%	5.0%	3.6%	11.6%	8.2%
Surgical Solutions	93.8	86.2	8.8%	4.4%	(7.8)%	21.4%	13.6%
Total net revenue	$741.1	$685.0	8.2%	6.5%	1.2%	24.8%	18.9%

OUS - Outside of the United States

Three Months Ended December 31, 2020 Compared to the Three Months Ended December 31, 2019

Consolidated Revenue

Product sales and service revenue increased 6.2% on a reported basis, and 4.4% on a constant currency basis, for the three months ended December 31, 2020 compared to the three months ended December 31, 2019 due to higher demand across all reportable segments outside the United States including market expansion of med-surg and ICU bed systems across Europe and other International markets.

Rental revenue increased 25.3% on a reported basis, and 24.3% on a constant currency basis, for the three months ended December 31, 2020 compared to the three months ended December 31, 2019. The increase was primarily due to increased deployment of beds within the Patient Support Systems rental portfolio for COVID-19 patients in the United States.

Business Segment Revenue

Patient Support Systems revenue increased 9.6% on a reported basis, and 8.0% on a constant currency basis, for the three months ended December 31, 2020 compared to the three months ended December 31, 2019. The increase was driven primarily by sales growth outside the United States due to customer demand for intensive care unit and med-surg beds as well as higher U.S. rental revenues related to COVID-19 demand. The increase was partially offset by lower U.S. demand and project delays for care communications products.

Front Line Care revenue increased 6.0% on a reported basis, and 5.0% on a constant currency basis, for the three months ended December 31, 2020 compared to the three months ended December 31, 2019. The increase was driven by global sales of patient monitoring and thermometry products to hospitals.

Surgical Solutions revenue increased 8.8% on a reported basis, and 4.4% on a constant currency basis, for the three months ended December 31, 2020 compared to the three months ended December 31, 2019 primarily due to higher revenues in Europe, including the new acquisition.

Gross Profit

(In millions)	Three Months Ended December 31
	2020	2019
Gross Profit [1]
Product sales and service	$328.3	$308.0
Percent of Related Net Revenue	50.3%	50.1%

Rental	50.9	33.7
Percent of Related Net Revenue	57.4%	47.7%

Total Gross Profit	$379.2	$341.7
Percent of Total Net Revenue	51.2%	49.9%
1 Gross Profit is calculated as net product sales and service revenue and rental revenue less the related cost of goods sold or rental expenses as disclosed on the face of the Condensed Consolidated Statements of Income.

Product sales and service gross profit increased by $20.3 million or 6.6% for the three months ended December 31, 2020 compared to the three months ended December 31, 2019. The increase in gross profit was primarily driven by increased sales volume outside the United States and favorable product mix. The increase in gross profit is also attributed to cost efficiencies within our supply chain operations.

Rental gross profit increased by $17.2 million or 51.0% for the three months ended December 31, 2020 compared to the three months ended December 31, 2019, primarily driven by higher volumes and lower costs associated with servicing the Patient Support Systems rental portfolio due to increased rental durations related to hospital needs for COVID-19 patients.

Operating Expenses

(In millions)	Three Months Ended December 31
	2020	2019
Research and development expenses	$34.8	$31.5
Percent of Total Net Revenue	4.7%	4.6%

Selling and administrative expenses	$209.0	$196.8
Percent of Total Net Revenue	28.2%	28.7%

Acquisition-related intangible asset amortization	$25.9	$26.7
Percent of Total Net Revenue	3.5%	3.9%

Research and development expenses increased by $3.3 million or 10.5% for the three months ended December 31, 2020 compared to the three months ended December 31, 2019 and remained consistent as a percentage of revenue.

Selling and administrative expenses increased $12.2 million or 6.2% for the three months ended December 31, 2020 compared to the three months ended December 31, 2019 primarily due to increased variable compensation linked to performance, increased marketing spend and an increase in costs related to our IT transformation efforts. These increases were partially offset by lower travel expenses and decreased compensation costs resulting from the Workforce Reduction Plan.

Acquisition-related intangible asset amortization decreased $0.8 million or 3.0% for the three months ended December 31, 2020 compared to the three months ended December 31, 2019 primarily due to a scheduled decrease in asset amortization of customer relationships, which was partially offset by amortization of intangible assets acquired in business combinations executed in fiscal 2020. See Note 3. Business Combinations within the 2020 Form 10-K for further information.

Special Charges and Other

(In millions)	Three Months Ended December 31
	2020	2019
Special charges	$27.1	$7.8

Interest expense	$(17.8)	$(19.4)
Loss on extinguishment of debt	$—	$(15.6)
Investment income (expense) and other, net	$7.0	$(1.3)

In connection with various transformative initiatives, exit activities, and organizational changes to improve our business alignment and cost structure., we recognized Special charges of $27.1 million for the three months ended December 31, 2020 compared to $7.8 million for the three months ended December 31, 2019. These charges related to the initiatives described in Note 8. Special Charges.
Interest expense decreased $1.6 million or 8.2% for the three months ended December 31, 2020 compared to the three months ended December 31, 2019 due to lower borrowings outstanding, lower borrowing rates from the refinancing of senior unsecured notes of $425.0 million in September 2019, declines in LIBOR impacting our variable rate debt under the Securitization and Revolving Credit Facilities and a reduction of $0.5 million in fiscal 2020 as we did not incur duplicative interest costs with respect to the refinancing. See Note 4. Financing Agreements for further information.

Loss on extinguishment of debt for the three months ended December 31, 2019 related to the refinancing of senior unsecured notes of $425.0 million in September 2019.  See Note 4. Financing Agreements for further information.

Investment income (expense) and other, net for the three months ended December 31, 2020 increased by $8.3 million primarily due to the receipt of an insurance settlement of $5.3 million related to covered losses in prior periods and higher investment income of $1.8 million.

Income Tax Expense

The effective tax rate for the three months ended December 31, 2020 was 17.9% compared to 6.6% for the comparable period in the prior year. The rate was lower in the prior year period primarily due to the favorable impact of excess tax benefits on deductible stock compensation compared to the current year period. The effective tax rate for the three months ended December 31, 2019 was also favorably impacted by the reduction of the contingent consideration accrual of $8.4 million, that was not subject to tax.

The adjusted effective tax rate for the three months ended December 31, 2020 was 20.5% compared to 16.6% for the comparable period in the prior year. The adjusted rate was lower in the prior year period primarily due to the favorable impact of excess tax benefits on deductible stock compensation compared to the current year period.

Earnings per Share

Diluted earnings per share increased from $0.59 to $0.88 for the three months ended December 31, 2020 compared to the three months ended December 31, 2019 primarily due to higher operating profits, the loss on extinguishment of debt recognized in fiscal 2020 and the increase in Investment income (expense) and other, net, which was partially offset by higher income tax expense.

Business Segment Divisional Income

(In millions)	Three Months Ended December 31		Change As Reported
	2020	2019
Divisional Income:
Patient Support Systems	$87.3	$58.4	49.5%
Front Line Care	81.9	73.5	11.4%
Surgical Solutions	17.5	12.8	36.7%

Refer to Note 11. Segment Reporting for a description of how divisional income is determined.

Patient Support Systems divisional income increased $28.9 million or 49.5% for the three months ended December 31, 2020 compared to the three months ended December 31, 2019 primarily due to increased revenue related to intensive care unit and med-surg beds sales outside the United States as well as bed rentals in the United States as a result of higher demand due to COVID-19, and expanded gross profits due to longer rental durations and operational efficiencies. These increases were partially offset by an increase in investments to support growth initiatives.
Front Line Care divisional income increased $8.4 million or 11.4% for the three months ended December 31, 2020 compared to the three months ended December 31, 2019 primarily driven by global sales growth for patient monitoring and thermometry products to hospitals.

Surgical Solutions divisional income increased $4.7 million or 36.7% for the three months ended December 31, 2020 compared to the three months ended December 31, 2019 primarily due to increased revenues in Europe, including a recent acquisition, which was partially offset by inventory reserves for discontinued products.

As Reporting and Adjusted Earnings

Operating margin, income before income taxes, income tax expense and earnings attributable to common shareholders per diluted share are summarized in the tables below for the three months ended December 31, 2020 and 2019. As Reported amounts are adjusted for certain items to aid management in evaluating the performance of the business. Investors should consider these measures in addition to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. Income tax expense is computed by applying a blended statutory tax rate based on the jurisdictional mix of the respective before tax adjustment.

	Three Months Ended December 31, 2020				Three Months Ended December 31, 2019
	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS
As Reported	11.1%	$71.6	$12.8	$0.88	11.5%	$42.6	$2.8	$0.59
Adjustments:
Acquisition and integration costs and related fair value adjustments [1]	—%	(0.1)	—	—	(1.0)%	(6.6)	0.3	(0.10)
Acquisition-related intangible asset amortization [2]	3.5%	25.9	6.3	0.29	4.0%	26.7	6.4	0.30
Regulatory compliance costs [3]	0.5%	4.1	1.0	0.05	0.6%	3.9	0.6	0.05
Special charges [4]	3.7%	27.1	6.2	0.31	1.1%	7.8	1.2	0.10
Debt refinancing costs [5]	—%	—	—	—	—%	16.1	3.7	0.18
Loss on business combinations [6]	—%	—	—	—	—%	0.5	0.1	0.01
COVID-19 related costs and benefits, net [7]	—%	(0.1)	—	—	—%	—	—	—
Adjusted Basis	18.8%	$128.5	$26.3	$1.53	16.2%	$91.0	$15.1	$1.13
[1] Acquisition and integration costs and related fair value adjustments include legal and professional fees, temporary labor, consulting and other costs related to the closing and integration of acquired businesses, including purchase accounting adjustments for deferred revenue and other items, and contingent consideration. For the three months ended December 31, 2020 and 2019, a net benefit from fair value adjustments of $1.6 million and $7.5 million, respectively, represents purchase accounting adjustments for deferred revenue and contingent consideration associated with our business combinations in Note 3. Business Combinations.

[2] Acquisition-related intangible asset amortization relates to the amortization of intangible assets associated with our business combinations.
[3] Regulatory compliance costs relate to updating existing product registrations to comply with the European Medical Device Regulations and the impacts of current period tax law changes. These costs are included in Selling and administrative expenses.

[4] Special charges represent a variety of costs associated with restructuring actions, including severance and related benefits, lease termination fees, asset write-downs and temporary labor on shutdown of operations. It also includes costs related to a global information technology transformation, including rationalizing and transforming our enterprise resource planning software solutions and other complementary information technology systems. See Note 8. Special Charges for further information.

[5] Debt refinancing costs are expenses related to the costs incurred between the issuance and redemption of our senior unsecured notes due 2027 and 2023, respectively, as discussed within Note 4. Financing Agreements as well as duplicative interest costs.

[6] Loss on business combinations relates to the sale of our surgical consumable products business in August 2019 recorded in Investment income (expense) and other, net.
7 COVID-19 related costs and benefits, net primarily represent incremental non-recurring costs incurred to prepare our facilities for workforce reintegration to ensure the safety of our employees, partially offset by the recognition of funding associated with government programs created in response to COVID-19. See Note 1. Summary of Significant Accounting Policies for further information.

Liquidity and Capital Resources

	Three Months Ended December 31
	2020	2019
Cash Flows (Used In) Provided By:
Operating activities	$100.2	$77.0
Investing activities	(29.0)	(23.8)
Financing activities	(80.0)	(487.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6.9	4.7
Decrease in Cash, Cash Equivalents and Restricted Cash	$(1.9)	$(429.4)

Net cash flows from operating activities and selected borrowings represent our primary sources of funds for growth of the business, including capital expenditures and acquisitions. Our financing agreements contain certain restrictions relating to dividend payments, the making of restricted payments and the occurrence of additional secured and unsecured indebtedness. None of our financing agreements contain any credit rating triggers that would increase or decrease our cost of borrowings. Credit rating changes can, however, impact the cost of borrowings and any potential future borrowings under any new financing agreements.

Operating Activities

Cash provided by operating activities increased $23.2 million for the three months ended December 31, 2020 compared to the three months ended December 31, 2019 primarily due to higher net income and lower inventory levels, partially offset by a reduction in liabilities due to the timing of vendor payments and higher incentive compensation payments as compared to the prior year.

Investing Activities

Cash used in investing activities increased by $5.2 million for the three months ended December 31, 2020 compared to the three months ended December 31, 2019 primarily due to an increase in capital expenditures predominantly related to our global information technology transformation. For the three months ended December 31, 2020 and 2019, we capitalized internally generated costs of $7.0 million and $5.3 million as software in Other intangible assets and software, net related to this initiative.

Financing Activities

Cash used in financing activities decreased $407.3 million for the three months ended December 31, 2020 compared to the three months ended December 31, 2019 primarily due to the prior year redemption of our previously outstanding senior unsecured 5.75% notes due September 2023 for $425.0 million and the related $12.2 million prepayment penalty, which was partially offset by stock repurchases of $47.4 million in the open market during the three months ended December 31, 2020.
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

Our cash flows from operating activities for the three months ended December 31, 2020 were not adversely impacted by COVID-19. There have been no changes to our cost of or access to our capital and funding sources. We have not identified instability with the financial institutions with whom we maintain our financing relationships. We believe we can continue to service our outstanding borrowings or other financial obligations.

We intend to continue to pursue inorganic growth in certain areas of our business. On January 15, 2021, we entered into a definitive merger agreement with Bardy Diagnostics, Inc. (“Bardy”). The Bardy business develops and delivers cardiac arrhythmia monitoring devices. The purchase price for the Bardy acquisition consists of initial cash consideration of $375.0 million, subject to closing conditions and certain post-closing adjustments, and we expect to fund the initial cash consideration through a combination of cash on hand and borrowings under our existing revolving credit facility. As noted in Note 3 to the Condensed Consolidated Financial Statements, we currently are assessing the recent reimbursement rate decision and the potential impacts of that decision on the Bardy business.

On January 28, 2021, we acquired the contact-free continuous monitoring intellectual property and technology from EarlySense Ltd. in exchange for consideration consisting of a cash payment of $30.0 million, a portion of our non-marketable equity investment in EarlySense Ltd. of $25.5 million and forgiveness of a prepayment of approximately $2.0 million.

See "Note 3. Business Combinations" in the notes to the accompanying Condensed Consolidated Financial Statements for additional information on our recent business combination activity.

As of December 31, 2020 and September 30, 2020, there were no outstanding borrowings on the Revolving Credit Facility, and available borrowing capacity was $1,191.0 million after giving effect to the $9.0 million of outstanding standby letters of credit.

Our long-term debt instruments require nominal repayments over the next 12 months, with our next significant maturity occurring in August 2024. As of December 31, 2020, we were in compliance with all debt covenants under our financing agreements. See Note 4. Financing Agreements for additional information on our financing agreements.

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

As of December 31, 2020, approximately 52.8% of our cash and cash equivalents were held by our foreign subsidiaries. As of December 31, 2020, our practice and intention were to reinvest the earnings in our non-U.S. subsidiaries outside of the United States to fund capital expenditures and other operating cash needs. Because the undistributed earnings of non-U.S. subsidiaries are considered to be permanently reinvested, no U.S. deferred income taxes or foreign withholding taxes have been provided on earnings subsequent to the enactment of the U.S. Tax Cuts and Jobs Act (the "Tax Act"). Future repatriations of cash and cash equivalents, if any, held by our foreign subsidiaries will generally not be subject to U.S. Federal tax if earned prior to the enactment of the Tax Act. As we evaluate the impact of the Tax Act and the future cash needs of our global operations, we may revise the amount of foreign earnings generated prior to the enactment of the Tax Act considered to be permanently reinvested in our foreign subsidiaries. We believe that cash on hand and cash generated from U.S. operations, along with amounts available under our financing agreements, will be sufficient to fund U.S. operations, working capital needs, capital expenditure requirements and financing obligations.

The U.S. Internal Revenue Service and Treasury Department continue to release proposed guidance with respect to the Tax Act. We continue to evaluate what impact, if any, each piece of guidance may have on our related tax positions and our effective tax rate if, and when, such guidance is finalized.

Contractual Obligations and Contingent Liabilities and Commitments

There have not been any significant changes since September 30, 2020 impacting our contractual obligations and contingent liabilities and commitments.

Critical Accounting Policies

Our accounting policies require management to make significant estimates and assumptions using information available at the time the estimates are made. Such estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenue, and expenses. If future experience differs significantly from these estimates and assumptions, our results of operations and financial condition could be affected. A detailed description of our accounting policies is included in Note 1. Summary of Significant Accounting Policies and the Critical Accounting Policies Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2020 Form 10-K. There have been no significant changes to such policies since September 30, 2020.

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

We are subject to variability in foreign currency exchange rates in our international operations. Exposure to this variability is periodically managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. From time-to-time, we enter into currency exchange contracts to manage exposures arising from fluctuating exchange rates related to specific and forecasted transactions. We operate this program pursuant to documented corporate risk management policies and do not enter into derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currencies. The maximum length of time over which we hedge transaction exposures is generally 12 months. Derivative gains and losses, initially reported as a component of Accumulated other comprehensive income (loss), are reclassified to earnings in the period when the transaction affects earnings.

Refer to Note 5. Derivative Instruments and Hedging Activity for discussions and quantitative disclosures about our derivative agreements.

For additional information on market risks related to our pension plan assets, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2020 Form 10-K.

Item 4.    CONTROLS AND PROCEDURES

Our management, with the supervision and participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2020.

There have been no changes to our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred in our most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

Refer to Note 12. Commitments and Contingencies for further information on our legal proceedings.

Item 1A.    RISK FACTORS

There have been no material changes to our risk factors as disclosed in Item 1A - Risk Factors in our 2020 Form 10-K.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (2)
October 1, 2020 - October 31, 2020	2,512	$82.42	—	$163.4
November 1, 2020 - November 30, 2020	583,673	$94.79	500,000	$116.0
December 1, 2020 - December 31, 2020	2,052	$95.89	—	$116.0
Total	588,237		500,000

(1)Shares purchased during the three months ended December 31, 2020 were in connection with employee payroll tax withholding for restricted stock distributions and shares purchased of our common stock in the open market under our share repurchase program.

(2)In September 2019, the Board approved an additional $170.0 million for share repurchases. The below table reflects the date of Board approval, the authorized dollar value of the shares to be repurchased under each approval and the availability to repurchase as of December 31, 2020. There is no expiration date for this program.

Board Approval Date	Authorized Dollar Value	Dollar Value of Shares Purchased Prior to Fiscal 2021	Dollar Value of Shares Purchased in Fiscal 2021	Availability to Purchase as of December 31, 2020
September 2019	$170.0	$6.6	$47.4	$116.0

Item 6.    EXHIBITS

A.    Exhibits

Management contracts and compensatory plans or arrangements are designated with “*”.

*10.1	Addendum to the Amended and Restated Employment Agreement between Kenneth F. Meyers and Hill‑Rom Holdings, Inc. dated as of November 30, 2020.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Extension Labels Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILL-ROM HOLDINGS, INC.
(Registrant)

Date: February 5, 2021	By:	/s/ Barbara W. Bodem
	Name: Title:	Barbara W. Bodem Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)