Form 10-Q
period 2021-03-31
Hill-Rom Holdings, Inc.
filed 2021-04-30
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
OR
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
Common Stock, without par value – 66,465,612 shares as of April 28, 2021.

HILL-ROM HOLDINGS, INC.

Forward-Looking Statements and Factors That May Affect Future Results

Certain statements in this Quarterly Report on Form 10-Q contain forward-looking statements within the meanings of the Private Securities Litigation Reform Act of 1995, as amended, regarding our future plans, objectives, beliefs, expectations, representations, and projections.

Forward-looking statements are not guarantees of future performance, and our actual results could differ materially from those set forth in any forward-looking statements. For a more in-depth discussion of factors that could cause actual results to differ from forward-looking statements, see the discussions under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (“2020 Form 10-K”) and subsequent filings with the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Our business, results of operations, financial condition, and prospects also could be materially adversely impacted by the length and severity of the on-going coronavirus pandemic (“COVID-19,” “the pandemic,” or “the virus”), the effectiveness and availability of the related vaccine, and the long-term economic impacts as a result of the pandemic. We assume no obligation to update or revise any forward-looking statements unless required by law.

PART I – FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31		Six Months Ended March 31
	2021	2020	2021	2020
Net Revenue
Product sales and service	$668.5	$647.0	$1,321.0	$1,261.3
Rental revenue	93.5	76.2	182.1	146.9
Total net revenue	762.0	723.2	1,503.1	1,408.2

Cost of Net Revenue
Cost of goods sold	318.1	317.2	642.3	623.5
Rental expenses	36.5	38.5	74.2	75.5
Total cost of net revenue (excludes acquisition-related intangible asset amortization)	354.6	355.7	716.5	699.0

Research and development expenses	34.5	34.4	69.3	65.9
Selling and administrative expenses	223.7	209.9	432.7	406.7
Acquisition-related intangible asset amortization	27.8	27.1	53.7	53.8
Special charges	7.1	8.8	34.2	16.6
Operating Profit	114.3	87.3	196.7	166.2

Interest expense	(17.1)	(19.1)	(34.9)	(38.5)
Loss on extinguishment of debt	—	—	—	(15.6)
Investment income (expense) and other, net	9.1	(11.4)	16.1	(12.7)

Income Before Income Taxes	106.3	56.8	177.9	99.4

Income tax expense	19.2	9.9	32.0	12.7

Net Income	$87.1	$46.9	$145.9	$86.7

Net Income per Basic Common Share	$1.31	$0.70	$2.20	$1.30

Net Income per Diluted Common Share	$1.30	$0.70	$2.18	$1.29

Average Basic Common Shares Outstanding (in thousands)	66,370	66,685	66,421	66,731

Average Diluted Common Shares Outstanding (in thousands)	66,862	67,218	66,893	67,309
See Notes to Condensed Consolidated Financial Statements (Unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three Months Ended March 31		Six Months Ended March 31
	2021	2020	2021	2020
Net Income	$87.1	$46.9	$145.9	$86.7

Other Comprehensive Income (Loss), net of tax:

Derivative instruments designated as hedges	15.4	(23.1)	10.5	(25.7)
Foreign currency translation adjustment	(26.5)	(31.6)	14.8	(8.5)
Change in pension and postretirement defined benefit plans	1.2	(7.6)	1.7	(6.9)
Total Other Comprehensive Income (Loss), net of tax	(9.9)	(62.3)	27.0	(41.1)

Total Comprehensive Income (Loss)	$77.2	$(15.4)	$172.9	$45.6
See Notes to Condensed Consolidated Financial Statements (Unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except share amounts)

	March 31, 2021	September 30, 2020
ASSETS
Current Assets
Cash and cash equivalents	$269.7	$296.5
Trade accounts receivable, net of allowances of $29.6 and $25.9 as of March 31, 2021 and September 30, 2020	578.5	594.9
Inventories, net of reserves	327.5	352.0
Other current assets	102.8	121.5
Total current assets	1,278.5	1,364.9
Property, plant and equipment	870.9	858.2
Less accumulated depreciation	(572.0)	(552.1)
Property, plant and equipment, net	298.9	306.1
Goodwill	1,842.4	1,835.5
Other intangible assets and software, net	988.4	976.7
Deferred income taxes	33.2	32.9
Other assets	156.3	155.0
Total Assets	$4,597.7	$4,671.1
LIABILITIES
Current Liabilities
Trade accounts payable	$210.0	$236.5
Short-term borrowings	102.3	222.3
Accrued compensation	129.6	144.9
Accrued product warranties	30.3	30.8
Accrued rebates	48.9	44.8
Deferred revenue	105.6	110.1
Other current liabilities	166.4	162.8
Total current liabilities	793.1	952.2

Long-term debt	1,632.0	1,655.7
Accrued pension and postretirement benefits	93.4	89.3
Deferred income taxes	110.2	113.0
Other long-term liabilities	129.3	134.8
Total Liabilities	2,758.0	2,945.0
SHAREHOLDERS' EQUITY
Capital Stock:
Preferred stock - without par value: Authorized - 1,000,000 shares; none issued or outstanding
Common stock - without par value: Authorized - 199,000,000 shares	4.4	4.4
Issued: 88,457,634 shares as of March 31, 2021 and September 30, 2020; Outstanding: 66,409,302 shares as of March 31, 2021 and 66,640,832 shares as of September 30, 2020
Additional paid-in capital	681.7	667.0
Retained earnings	2,245.1	2,132.2
Accumulated other comprehensive (loss)	(153.2)	(180.2)
Treasury stock, common shares at cost: 22,048,332 as of March 31, 2021 and 21,816,802 as of September 30, 2020	(938.3)	(897.3)
Total Shareholders’ Equity	1,839.7	1,726.1
Total Liabilities and Shareholders' Equity	$4,597.7	$4,671.1
See Notes to Condensed Consolidated Financial Statements (Unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended March 31
	2021	2020
Operating Activities
Net income	$145.9	$86.7
Adjustments to reconcile net income to net cash, cash equivalents and restricted cash provided by operating activities:
Depreciation and amortization of property, plant, equipment and software	37.5	34.1
Acquisition-related intangible asset amortization	53.7	53.8
Amortization of debt discounts and issuance costs	2.1	2.1
Loss on extinguishment of debt	—	15.6
Benefit for deferred income taxes	(6.6)	(8.4)
Loss on disposal of property, equipment, intangible assets and impairments	0.3	1.2
Stock compensation	22.8	19.0
Other operating activities	16.5	12.4
Change in working capital excluding cash, current debt, acquisitions and dispositions:
Trade accounts receivable	12.6	12.2
Inventories	16.7	(1.7)
Other current assets	17.3	(23.6)
Trade accounts payable	(15.2)	6.3
Accrued expenses and other liabilities	(22.1)	(55.2)
Other assets and liabilities	(2.8)	2.2
Net cash, cash equivalents and restricted cash provided by operating activities	278.7	156.7
Investing Activities
Purchases of property, plant, equipment and software	(53.0)	(46.1)
Proceeds on sale of property and equipment	0.5	1.4
Payments for acquisition of businesses and assets acquisition, net of cash acquired	(30.0)	(13.1)
Other investing activities	—	(0.1)
Net cash, cash equivalents and restricted cash used in investing activities	(82.5)	(57.9)
Financing Activities
Payments of long-term debt	(25.0)	(25.1)
Borrowings on Revolving Credit Facility	275.0	190.0
Payments on Revolving Credit Facility	(275.0)	(85.0)
Borrowings on Securitization Facility	—	13.2
Payments on Securitization Facility	(30.0)	(17.7)
Borrowings on Note Securitization Facility	—	32.6
Payments on Note Securitization Facility	(90.0)	(21.2)
Redemption and prepayment premium on 5.75% Notes	—	(437.2)
Cash dividends	(30.5)	(28.7)
Proceeds on exercise of stock options	2.0	5.7
Stock repurchases for stock award withholding obligations	(8.5)	(15.8)
Stock repurchases in the open market	(47.4)	(54.1)
Other financing activities	4.4	3.9
Net cash, cash equivalents and restricted cash used in financing activities	(225.0)	(439.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2.0	(2.7)
Net Cash Flows	(26.8)	(343.3)
Cash, Cash Equivalents and Restricted Cash:
At beginning of period	296.5	633.8
At end of period	$269.7	$290.5
See Notes to Condensed Consolidated Financial Statements (Unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(In millions, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares Issued	Amount

Balance as of December 31, 2020	88,457,634	$4.4	$668.5	$2,174.1	$(143.3)	$(940.6)	$1,763.1
Net income	—	—	—	87.1	—	—	87.1
Other comprehensive income (loss), net of tax of ($5.0)	—	—	—	—	(9.9)	—	(9.9)
Dividends ($0.24 per common share)	—	—	0.2	(16.1)	—	—	(15.9)
Stock repurchases for stock award withholding obligations	—	—	—	—	—	(0.2)	(0.2)
Stock compensation on equity-classified awards	—	—	11.6	—	—	—	11.6
Stock option exercises	—	—	0.2	—	—	1.3	1.5
Distribution of stock awards	—	—	(0.2)	—	—	0.2	—
Shares issued under employee stock purchase plan	—	—	1.4	—	—	1.0	2.4
Balance as of March 31, 2021	88,457,634	$4.4	$681.7	$2,245.1	$(153.2)	$(938.3)	$1,839.7

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares Issued	Amount

Balance as of September 30, 2020	88,457,634	$4.4	$667.0	$2,132.2	$(180.2)	$(897.3)	$1,726.1
Cumulative effect of ASC 2016-13 adoption, net of tax of $0.8	—	—	—	(2.2)	—	—	(2.2)
Net income	—	—	—	145.9	—	—	145.9
Other comprehensive income (loss), net of tax of ($3.7)	—	—	—	—	27.0	—	27.0
Dividends ($0.46 per common share)	—	—	0.3	(30.8)	—	—	(30.5)
Stock repurchases for stock award withholding obligations	—	—	—	—	—	(8.5)	(8.5)
Stock repurchases in the open market	—	—	—	—	—	(47.4)	(47.4)
Stock compensation on equity-classified awards	—	—	22.3	—	—	—	22.3
Stock option exercises	—	—	0.4	—	—	1.6	2.0
Distribution of stock awards	—	—	(11.2)	—	—	11.2	—
Shares issued under employee stock purchase plan	—	—	2.9	—	—	2.1	5.0
Balance as of March 31, 2021	88,457,634	$4.4	$681.7	$2,245.1	$(153.2)	$(938.3)	$1,839.7

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Continued) (Unaudited)
(In millions, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares Issued	Amount

Balance as of December 31, 2019	88,457,634	$4.4	$632.7	$1,993.1	$(161.3)	$(849.9)	$1,619.0
Net income	—	—	—	46.9	—	—	46.9
Other comprehensive income (loss), net of tax of tax of $9.4	—	—	—	—	(62.3)	—	(62.3)
Dividends ($0.22 per common share)	—	—	0.2	(14.8)	—	—	(14.6)
Stock repurchases for stock award withholding obligations	—	—	—	—	—	(0.7)	(0.7)
Stock repurchases in the open market	—	—	—	—	—	(54.1)	(54.1)
Stock compensation on equity-classified awards	—	—	10.2	—	—	—	10.2
Stock option exercises	—	—	0.6	—	—	1.4	2.0
Distribution of stock awards	—	—	(0.7)	—	—	0.8	0.1
Shares issued under employee stock purchase plan	—	—	1.4	—	—	1.0	2.4
Balance as of March 31, 2020	88,457,634	$4.4	$644.4	$2,025.2	$(223.6)	$(901.5)	$1,548.9

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares Issued	Amount

Balance as of September 30, 2019	88,457,634	$4.4	$637.4	$1,967.4	$(182.5)	$(853.4)	$1,573.3
Net income	—	—	—	86.7	—	—	86.7
Other comprehensive income (loss), net of tax of $9.8	—	—	—	—	(41.1)	—	(41.1)
Dividends ($0.43 per common share)	—	—	0.2	(28.9)	—	—	(28.7)
Stock repurchases for stock award withholding obligations	—	—	—	—	—	(15.8)	(15.8)
Stock repurchases in the open market	—	—	—	—	—	(54.1)	(54.1)
Stock compensation on equity-classified awards	—	—	18.5	—	—	—	18.5
Stock option exercises	—	—	1.7	—	—	4.0	5.7
Distribution of stock awards	—	—	(16.1)	—	—	16.2	0.1
Shares issued under employee stock purchase plan	—	—	2.7	—	—	1.6	4.3
Balance as of March 31, 2020	88,457,634	$4.4	$644.4	$2,025.2	$(223.6)	$(901.5)	$1,548.9

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

The Company makes a number of significant estimates, assumptions, and judgments in the preparation of its financial statements. Additionally, the Company measures and classifies fair value measurements in accordance with the level hierarchy in conformity with GAAP. As of March 31, 2021, the Company's significant accounting policies and estimates and valuation techniques used to measure fair value have not changed from September 30, 2020. See Note 1. Summary of Significant Accounting Policies within the 2020 Form 10-K for the fiscal year ended September 30, 2020 for further information.

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

The following table summarizes contract liability activity for the six months ended March 31, 2021. The contract liability balance represents the transaction price allocated to the remaining performance obligations.

Contract Liabilities
Balance as of October 1, 2020	$138.1
New revenue deferrals	232.5
Revenue recognized upon satisfaction of performance obligations	(238.9)
Foreign currency translation adjustment	0.7
Balance as of March 31, 2021	$132.4

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

The following summarizes accrued product warranty activity for the three and six months ended March 31, 2021.

	Three Months Ended March 31	Six Months Ended March 31
Balance as of beginning of period	$30.0	$30.8
Provision for warranties in the period	5.9	11.1
Warranty claims in the period	(5.3)	(11.7)
Foreign currency translation adjustment	(0.3)	0.1
Balance as of end of period	$30.3	$30.3

Government Programs Related to COVID-19

On March 25, 2020, the U.S. government approved the Coronavirus Aid, Relief and Economic Security (“CARES”) Act to provide economic stimulus to address the impact of the pandemic. The governments in certain other non-U.S. countries have also approved legislation in their jurisdictions to address the impact of the pandemic. We evaluated our eligibility and assessed the conditions and requirements of participation in available programs. During the calendar year 2020, we deferred the payment of the employer share of the U.S. Federal Insurance Contributions Act (“FICA”) tax payments totaling $21.7 million in accordance with the CARES Act within the Condensed Consolidated Balance Sheet. We continue to evaluate what impact, if any, the CARES Act, or any similar legislation in other non-U.S. jurisdictions, may have on our results of operations.

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) – Measurement of Credit Losses of Financial Instruments and has subsequently issued related amendments, collectively referred to as “Topic 326”. Topic 326 requires entities to measure credit losses for financial assets measured at amortized cost based on expected losses rather than incurred losses. This adoption primarily impacted our trade accounts receivables. Under the current expected credit loss model, we review receivables for collectability based on an assessment of various factors, including historical collection experience for each receivable type and expectations of forward-looking loss estimates, and individual receivables are also reviewed for collectability based on unique circumstances. Any adjustments made to our historical loss experience reflect current differences in asset-specific risk characteristics, including, customer type (public or government entity versus private entity) and geographic location of the customer. We adopted ASU 2016-13 in the first quarter of fiscal 2021 using the modified retrospective transition method with a cumulative effect adjustment directly to retained earnings. The cumulative effect of applying Topic 326 was an increase to the allowance for credit losses of $3.0 million and deferred tax assets of $0.8 million with a corresponding decrease to the opening balance of Retained earnings of $2.2 million.

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

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2021- 01 is an extension of ASU 2020-04 disclosed in our 2020 Form 10-K. ASU 2021-01 clarifies the scope and guidance of Topic 848 and allows derivatives impacted by the changing of interest rates used for margin payments, discounting, or contract price alignment to qualify for certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting. ASU 2021-01 is optional and is effective for a limited period of time through December 31, 2022. As of March 31, 2021, this standard has no impact on our Condensed Consolidated Financial Statements. We will continue to monitor, assess and plan for the phase out of LIBOR.

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

Note 2. Supplementary Financial Statement Information

	March 31, 2021	September 30, 2020
Inventories, net of reserves:
Finished products	$160.3	$167.6
Work in process	50.1	48.4
Raw materials	117.1	136.0
Total inventories, net of reserves	$327.5	$352.0

Accumulated amortization of software and other intangible assets	$730.2	$667.3

Investments included in Other assets	$49.6	$49.0

Supplemental Cash Flow Information

	Six Months Ended March 31
	2021	2020
Non-cash operating activities:
Operating cash flows paid for amounts included in the measurement of lease liabilities	$14.1	$14.0

Non-cash investing activities:
Change in capital expenditures not paid	$(10.3)	$4.0
Sale of equity method investment	—	2.8
Non-cash consideration in exchange for asset acquisition:
Preferred securities investment	25.5	—
Forgiveness of a prepaid performance obligation	1.8	—
Total non-cash investing activities:	$17.0	$6.8

Non-cash financing activities:
Distribution of shares issued under stock-based compensation plans	$32.8	$27.1

Non-cash investing and financing activities:
Right of use assets obtained in exchange for new lease liabilities	$5.5	$8.8

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

The purchase price for the acquisitions listed above includes contingent consideration for which the performance periods have not yet expired. For the six months ended March 31, 2021, we recorded a reduction in the contingent consideration obligations of $1.8 million, in Selling and administrative expenses primarily related to Excel Medical as a certain commercial milestone was not met. As of March 31, 2021 and September 30, 2020, contingent consideration liabilities related to prior year acquisitions totaled $7.0 million and $8.9 million and are included in Other current liabilities and Other long-term liabilities.

For the six months ended March 31, 2021, we did not close on any new business acquisitions. For additional information on Acquisitions, see Note 3. Business Combinations within the 2020 Form 10-K.

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

On January 29, 2021, the Medicare Administrative Contractor, Novitas Solutions ("Novitas"), published newly established, Category 1 reimbursement rates applicable to the Current Procedural Terminology ("CPT") codes 93241, 93243, 93245 and 93247 for the extended holter cardiac monitoring category.

As a result of the unexpected Novitas reimbursement rate reduction, Hillrom asserted that a "Company Material Adverse Effect" has occurred, and therefore the closing conditions have not been satisfied. In response, Bardy filed a complaint against Hillrom in the Court of Chancery of the State of Delaware seeking, among other things, specific performance to compel Hillrom to close the transaction.

On April 10, 2021, Novitas published updated reimbursement rates applicable to CPT codes 93241, 93243, 93245 and 93247 and Hillrom has reconfirmed its position that a “Company Material Adverse Effect” has occurred.
The litigation is pending in the Delaware Court of Chancery with trial scheduled to begin May 5, 2021. The ultimate resolution and outcome of the matter are unknown and uncertain.

Asset Acquisition

On January 28, 2021, we acquired the contact-free continuous monitoring intellectual property and technology from EarlySense Ltd. in exchange for cash of $30.0 million, a portion of our non-marketable equity investment in EarlySense Ltd. of $25.5 million at cost and forgiveness of a prepayment of approximately $1.8 million. The investment was transferred to EarlySense Ltd. on April 27, 2021 after certain conditions outlined in the purchase agreement were satisfied. Additionally, contingent consideration of up to $10.0 million will be payable if commercial milestones defined in the purchase agreement are achieved through September 2023.

The value of the acquired intangible asset recorded upon close of the transaction was $59.4 million, which included estimated contingent consideration of $2.4 million. The intangible asset acquired is presented in Other intangible assets and software, net and is amortized over the expected useful life of the technology of 8 years. The liability for the contingent consideration is included in Other long-term liabilities. Revenues generated from this asset acquisition are recorded within the Patient Support Systems segment.

Note 4. Financing Agreements

Short-Term Borrowings

Securitization Facilities

We have our 364-day accounts receivable securitization program (the " Securitization Facility ") with certain financial institutions for borrowings up to $110.0 million. Additionally, we have our 364-day facility for borrowings up to $90.0 million (the "Note Securitization Facility"). As of March 31, 2021, there were $52.2 million outstanding borrowings on the Securitization Facility and there were no outstanding borrowings under the Note Securitization Facility. As of September 30, 2020, outstanding borrowings were $82.2 million on the Securitization Facility and $90.0 million on the Note Securitization Facility.

As of March 31, 2021, these facilities had an expiration date of April 26, 2021, but were renewed on April 23, 2021 through April 22, 2022. The terms and conditions of the renewed facilities are substantially similar to the expired facilities. Borrowings outstanding under the renewed Securitization Facility and renewed Note Securitization Facility bear interest at LIBOR plus the applicable margin of 0.78% and 0.85%.

Long-Term Debt

As of March 31, 2021 and September 30, 2020, there were no outstanding borrowings on the Revolving Credit Facility, and available borrowing capacity was $1,191.0 million after giving effect to the outstanding standby letters of credit $9.3 million and $9.0 million.

Long-Term Debt Redemptions

On April 20, 2021, we notified our lender that we plan to redeem all of our outstanding senior unsecured 5.00% notes due February 15, 2025 of $300.0 million on May 20, 2021 with cash on hand, together with funds borrowed from both Securitization Facilities and the Revolving Credit Facility. The redemption will require a prepayment premium of $7.5 million, which, along with $2.2 million of debt issuance costs previously capitalized, will be recorded as loss on extinguishment of debt on the redemption date.

On October 7, 2019, we redeemed the senior unsecured 5.75% notes due September 2023 for $425.0 million and paid the prepayment premium of $12.2 million using the net proceeds from the senior unsecured 4.375% notes of $425.0 million maturing September 2027 that were issued in September 2019, along with funds borrowed from the Revolving Credit Facility. For the six months ended March 31, 2020, we recorded a loss on extinguishment of debt of $15.6 million, which was comprised of a $12.2 million prepayment premium and $3.4 million of debt issuance costs previously capitalized. See Note 5. Financing Agreements included within our 2020 Form 10-K for the fiscal year ended September 30, 2020 for further information.

Fair Value

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The book values of our Securitization Facility, Note Securitization Facility, Term Loan A facility maturing in August 2024, and Revolving Credit Facility approximate fair value.

The estimated fair values of our long-term debt instruments are described in the table below:

	March 31, 2021	September 30, 2020
Senior unsecured 5.00% notes due on February 15, 2025	$309.1	$310.1
Senior unsecured 4.375% notes due on September 15, 2027	438.5	441.2
Unsecured debentures	47.1	48.0
Total	$794.7	$799.3

The estimated fair values of our long-term unsecured debentures were based on observable inputs such as quoted prices in markets that are not active. The estimated fair values of the Senior Notes were based on quoted prices for similar liabilities. These fair value measurements were classified as Level 2.

Debt Covenants

As of March 31, 2021, we were in compliance with all debt covenants under our financing agreements.

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

Cash Flow Hedges

To manage our exposure to market risk from fluctuations in interest rates, we enter into interest rate swaps that are designated as cash flow hedges. As of March 31, 2021 and September 30, 2020, we had interest rate swap agreements with an aggregate notional amount of $750.0 million to hedge the variability of cash flows through August 2024 associated with a portion of the variable interest rate payments on outstanding borrowings under our Senior Credit Agreement.

We are subject to variability in foreign currency exchange rates due to our international operations. We enter into currency exchange contracts that are designated as cash flow hedges to manage our exposure arising from fluctuating exchange rates related to specific and projected transactions. We operate this program pursuant to documented corporate risk management policies and do not enter into derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to our assets, obligations, and projected results of operations denominated in foreign currencies. Our currency risk consists primarily of foreign currency denominated firm commitments and projected foreign currency denominated intercompany and third-party transactions. As of March 31, 2021 and September 30, 2020, the notional amount of outstanding currency exchange contracts was $24.9 million and $64.4 million, respectively. The maximum length of time over which we hedge transaction exposures is generally 12 months. Derivative gains and losses, initially reported as a component of Accumulated other comprehensive income (loss), are reclassified to earnings in the period when the underlying transaction affects earnings.

Net Investment Hedges

As of March 31, 2021 and September 30, 2020, we had cross-currency swap agreements, with an aggregate notional amount of $198.3 million, to hedge the variability of net assets due to changes in the U.S. dollar-Euro spot exchange rates through July 2023. These cross-currency swaps are designated as net investment hedges of subsidiaries using the Euro as their functional currency.

We assess hedge effectiveness under the spot-to-spot method and record changes in fair value attributable to the translation of foreign currencies through Accumulated other comprehensive income (loss). We amortize the impact of all other changes in fair value of the derivatives through Interest expense, which was income of $1.3 million and $2.6 million for both the three and six months ended March 31, 2021 and 2020.

Undesignated Derivative Instruments

We use forward contracts to mitigate the foreign exchange revaluation risk associated with recorded monetary assets and liabilities that are denominated in a non-functional currency. These derivative instruments are not formally designated as hedges and the terms of these instruments generally do not exceed one month. As of March 31, 2021 and September 30, 2020, we had forward contracts not designated as hedges with aggregate notional amounts of $169.0 million and $169.9 million, respectively.

The following table summarizes unrealized and realized gains and losses for forward contracts not designated as hedges, which are recorded in Investment income (expense) and other, net.

	Three Months Ended March 31		Six Months Ended March 31
	2021	2020	2021	2020
Unrealized gain (loss)	$(0.9)	$0.1	$(0.9)	$0.1
Realized gain (loss)	(2.8)	0.6	(0.3)	1.1

Fair Value

We classify fair value measurements on our derivative instruments as Level 2. The estimated fair values of our derivative instruments are described in the table below:

Derivative Instruments	March 31, 2021	September 30, 2020	Condensed Consolidated Balance Sheet Position
Interest Rate Swaps	$(29.2)	$(46.3)	Other current liabilities
Currency Exchange Contracts	(1.7)	(0.4)	Other current liabilities
Cross-Currency Swaps	7.4	9.7	Other assets
Undesignated Forward Contracts	(1.5)	—	Other current liabilities
Undesignated Forward Contracts	0.6	—	Other assets
Total	$(24.4)	$(37.0)
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

	Three Months Ended March 31		Six Months Ended March 31		Condensed Consolidated Statements of Income Item
	2021	2020	2021	2020
Service cost	$0.5	$0.4	$1.0	$0.8	Cost of goods sold
Service cost	0.8	0.8	1.6	1.6	Selling and administrative expenses
Interest cost	1.8	2.4	3.7	4.9	Investment income (expense) and other, net
Expected return on plan assets	(2.9)	(3.7)	(5.9)	(7.4)	Investment income (expense) and other, net
Amortization of unrecognized prior service cost, net	—	—	—	0.1	Investment income (expense) and other, net
Amortization of net loss	1.6	1.6	3.1	3.1	Investment income (expense) and other, net
Net periodic benefit cost	$1.8	$1.5	$3.5	$3.1
Special termination benefits[1]	—	—	3.3	—	Special charges
Settlement loss[2]	—	8.5	—	8.5	Investment income (expense) and other, net
Net pension expense	$1.8	$10.0	$6.8	$11.6
1 In September 2020, we offered certain employees in the United States the option to participate in a voluntary early retirement plan. The employees who accepted the offer received special termination benefits during the six months ended March 31, 2021, which were recorded as a component of Special charges in the Condensed Consolidated Statements of Income. See Note 8. Special Charges for further information.

2 On March 9, 2020, we transferred pension assets totaling $40.6 million to purchase annuity contracts for a certain population of retirees with a third-party insurance company. As a result, we recognized a non-cash settlement loss of $8.5 million for the three and six months ended March 31, 2020, which is recorded as a component of Investment income (expense) and other, net in the Condensed Consolidated Statements of Income.

In addition to defined benefit retirement plans, we also offer two postretirement health care plans in the United States that provide health care benefits to qualified retirees and their dependents. The plans are closed to new participants and include retiree cost sharing provisions and generally extend retiree coverage for medical and prescription benefits beyond the COBRA continuation period to the date of Medicare eligibility. Annual costs related to these plans are not significant. In connection with the voluntary early retirement plan offered in September 2020, we incurred $0.2 million of special termination benefits related to our postretirement health care plan. The amount was recorded as a recorded as a component of Special charges in the Condensed Consolidated Statements of Income. See Note 8. Special Charges for further information.

We have defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees. The general purpose of these plans is to provide additional financial security in retirement by providing employees with an incentive to regularly save a portion of their earnings. Our contributions to the plans are based on eligibility and, in some cases, employee contributions. Expense under these plans was $8.0 million and $15.8 million for the three and six months ended March 31, 2021 and $10.1 million and $16.3 million for the three and six months ended March 31, 2020.

Note 7. Other Comprehensive Income (Loss)

The following tables represent the changes in Other comprehensive income (loss) and Accumulated other comprehensive income (loss) by component for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance [2]
Derivative instruments designated as hedges [1]:
Currency exchange contracts	$2.0	$(1.0)	$1.0	$(0.2)	$0.8	$(2.0)	$0.8	$(1.2)
Interest rate swaps	15.8	(4.1)	11.7	(2.7)	9.0	(31.5)	9.0	(22.5)
Cross-currency swaps	7.3	—	7.3	(1.7)	5.6	(0.7)	5.6	4.9
Derivative instruments designated as hedges total	$25.1	$(5.1)	$20.0	$(4.6)	$15.4	$(34.2)	$15.4	$(18.8)
Foreign currency translation adjustment	(26.5)	—	(26.5)	—	(26.5)	(69.4)	(26.5)	(95.9)
Change in pension and postretirement defined benefit plans	0.3	1.3	1.6	(0.4)	1.2	(39.7)	1.2	(38.5)
Total	$(1.1)	$(3.8)	$(4.9)	$(5.0)	$(9.9)	$(143.3)	$(9.9)	$(153.2)

	Three Months Ended March 31, 2020
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Derivative instruments designated as hedges [1]:
Currency exchange contracts	$—	$—	$—	$—	$—	$—	$—	$—
Interest rate swaps	(39.7)	(0.4)	(40.1)	9.2	(30.9)	(3.9)	(30.9)	(34.8)
Cross-currency swaps	10.2	—	10.2	(2.4)	7.8	8.5	7.8	16.3
Derivative instruments designated as hedges total	$(29.5)	$(0.4)	$(29.9)	$6.8	$(23.1)	$4.6	$(23.1)	$(18.5)
Foreign currency translation adjustment	(31.6)	—	(31.6)	—	(31.6)	(122.3)	(31.6)	(153.9)
Change in pension and postretirement defined benefit plans	0.1	(10.3)	(10.2)	2.6	(7.6)	(43.6)	(7.6)	(51.2)
Total	$(61.0)	$(10.7)	$(71.7)	$9.4	$(62.3)	$(161.3)	$(62.3)	$(223.6)

The following tables represent the changes in Other comprehensive income (loss) and Accumulated other comprehensive income (loss) by component for the six months ended March 31, 2021 and 2020.

	Six Months Ended March 31, 2021
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance [2]
Derivative instruments designated as hedges [1]:
Currency exchange contracts	$0.6	$(1.8)	$(1.2)	$0.3	$(0.9)	$(0.3)	$(0.9)	$(1.2)
Interest rate swaps	23.8	(6.7)	17.1	(3.9)	13.2	(35.7)	13.2	(22.5)
Cross-currency swaps	(2.3)	—	(2.3)	0.5	(1.8)	6.7	(1.8)	4.9
Derivative instruments designated as hedges total	$22.1	$(8.5)	$13.6	$(3.1)	$10.5	$(29.3)	$10.5	$(18.8)
Foreign currency translation adjustment	14.8	—	14.8	—	14.8	(110.7)	14.8	(95.9)
Change in pension and postretirement defined benefit plans	(0.2)	2.5	2.3	(0.6)	1.7	(40.2)	1.7	(38.5)
Total	$36.7	$(6.0)	$30.7	$(3.7)	$27.0	$(180.2)	$27.0	$(153.2)

	Six Months Ended March 31, 2020
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Derivative instruments designated as hedges [1]:
Currency exchange contracts	$(0.3)	$0.1	$(0.2)	$—	$(0.2)	$0.2	$(0.2)	$—
Interest rate swaps	(38.8)	0.4	(38.4)	8.8	(29.6)	(5.2)	(29.6)	(34.8)
Cross-currency swaps	5.4	—	5.4	(1.3)	4.1	12.2	4.1	16.3
Derivative instruments designated as hedges total	$(33.7)	$0.5	$(33.2)	$7.5	$(25.7)	$7.2	$(25.7)	$(18.5)
Foreign currency translation adjustment	(8.5)	—	(8.5)	—	(8.5)	(145.4)	(8.5)	(153.9)
Change in pension and postretirement defined benefit plans	(0.1)	(9.1)	(9.2)	2.3	(6.9)	(44.3)	(6.9)	(51.2)
Total	$(42.3)	$(8.6)	$(50.9)	$9.8	$(41.1)	$(182.5)	$(41.1)	$(223.6)

1 See Note 5. Derivative Instruments and Hedging Activity for information regarding our hedging strategies.
2 The estimated net amount of gains and losses reported in Accumulated other comprehensive income (loss) related to our derivative instruments designated as hedges as of March 31, 2021 that are expected to be reclassified into earnings within the next 12 months is an expense of $8.6 million.

The following tables represent the items reclassified out of Accumulated other comprehensive income (loss) and the related tax effects for the three and six months ended March 31, 2021 and 2020:

	Three Months Ended March 31
	2021			2020
	Amount reclassified	Tax effect	Net of tax	Amount reclassified	Tax effect	Net of tax
Derivative instruments designated as hedges:
Currency exchange contracts [1]	$(1.0)	$0.2	$(0.8)	$—	$—	$—
Interest rate swaps [2]	(4.1)	0.9	(3.2)	(0.4)	0.1	(0.3)
Derivative instruments designated as hedges total	$(5.1)	$1.1	$(4.0)	$(0.4)	$0.1	$(0.3)
Change in pension and postretirement defined benefit plans [3]	$1.3	$(0.4)	$0.9	$(10.3)	$2.6	$(7.7)

	Six Months Ended March 31
	2021			2020
	Amount reclassified	Tax effect	Net of tax	Amount reclassified	Tax effect	Net of tax
Derivative instruments designated as hedges:
Currency exchange contracts [1]	$(1.8)	$0.4	$(1.4)	$0.1	$(0.1)	$—
Interest rate swaps [2]	(6.7)	1.5	(5.2)	0.4	(0.1)	0.3
Derivative instruments designated as hedges total	$(8.5)	$1.9	$(6.6)	$0.5	$(0.2)	$0.3
Change in pension and postretirement defined benefit plans [3]	$2.5	$(0.6)	$1.9	$(9.1)	$2.3	$(6.8)
1 Reclassified from Accumulated other comprehensive income (loss) into Investment income (expense) and other, net.
2 Reclassified from Accumulated other comprehensive income (loss) into Interest expense.
3 Reclassified from Accumulated other comprehensive income (loss) into Cost of goods sold and Investment income (expense) and other, net. These components are included in the computation of net periodic pension expense. See Note 6. Retirement and Postretirement Benefit Plans for further information.

Note 8. Special Charges

Special charges are incurred in connection with various transformative initiatives, exit activities, and organizational changes to improve our business alignment and cost structure. Although these charges are infrequent and unusual in nature, additional Special charges are expected to be incurred. It is not practicable to estimate the amount of these future expected costs until such time as the evaluations are complete. The following table summarizes the Special charges recognized for the three and six months ended March 31, 2021 and 2020.

Special Charges	Three Months Ended March 31		Six Months Ended March 31
	2021	2020	2021	2020
Global information technology transformation	$3.8	$4.5	$5.1	$8.6
Workforce reduction plan	0.9	—	23.6	—
Integration-related activities	2.4	3.6	5.5	6.8
Site consolidation and other cost optimization activities, including related severance cost	—	0.7	—	1.2
Total Special Charges	$7.1	$8.8	$34.2	$16.6

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

Workforce Reduction Plan

On September 15, 2020, we committed to a workforce reduction plan as part of the continued business optimization initiatives to advance our strategy and growth platforms and improve our operations and cost structure. The workforce reduction plan includes a voluntary retirement program and involuntary severance actions. For the three and six months ended March 31, 2021, we incurred $0.9 million and $23.6 million related to this initiative within Special charges.

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

For all accrued severance and other benefit charges described above, we record reserves within Other current liabilities. The following table summarizes the reserve activity for severance and other benefits for the six months ended March 31, 2021.

Balance as of September 30, 2020	$11.3
Expenses	20.8
Cash payments	(16.2)
Reversals	(0.1)
Balance as of March 31, 2021	$15.8

Note 9. Income Taxes

The effective tax rate for the three months ended March 31, 2021 was 18.1% compared to 17.4% for the three months ended March 31, 2020. The rate was lower for the three months ended March 31, 2020 primarily due to the favorable impact of excess tax benefits on deductible stock compensation compared to the three months ended March 31, 2021.

The effective tax rate for the six months ended March 31, 2021 was 18.0% compared to 12.8% for the six months ended March 31, 2020. The rate was lower for the six months ended March 31, 2020 primarily due to the favorable impact of excess tax benefits on deductible stock compensation compared to the six months ended March 31, 2021. The effective tax rate for six months ended March 31, 2020 was also favorably impacted by the reduction of the contingent consideration accrual of $8.4 million, that was not subject to tax.

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

Earnings per share are calculated as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2021	2020	2021	2020
Net Income	$87.1	$46.9	$145.9	$86.7

Net Income per Basic Common Share	$1.31	$0.70	$2.20	$1.30

Net Income per Diluted Common Share	$1.30	$0.70	$2.18	$1.29

Average Basic Common Shares Outstanding (in thousands)	66,370	66,685	66,421	66,731
Add potential effect of exercise of stock options and other unvested equity awards	492	533	472	578
Average Diluted Common Shares Outstanding (in thousands)	66,862	67,218	66,893	67,309

Shares with anti-dilutive effect excluded from the computation of diluted EPS	462	320	456	332

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

	Three Months Ended March 31		Six Months Ended March 31
	2021	2020	2021	2020
Net Revenue - United States:
Patient Support Systems	$285.9	$289.3	$554.8	$555.9
Front Line Care	193.2	179.2	377.7	357.3
Surgical Solutions	35.4	38.0	69.6	75.1
Total net revenue - United States	$514.5	$506.5	$1,002.1	$988.3

Net Revenue - Outside of the United States (“OUS”):
Patient Support Systems	$112.4	$92.8	$220.9	$170.4
Front Line Care	91.8	79.0	177.2	155.5
Surgical Solutions	43.3	44.9	102.9	94.0
Total net revenue - OUS	$247.5	$216.7	$501.0	$419.9

Net Revenue:
Patient Support Systems	$398.3	$382.1	$775.7	$726.3
Front Line Care	285.0	258.2	554.9	512.8
Surgical Solutions	78.7	82.9	172.5	169.1
Total net revenue	$762.0	$723.2	$1,503.1	$1,408.2

Divisional Income:
Patient Support Systems	$95.9	$74.9	$183.3	$133.3
Front Line Care	95.8	77.7	177.7	151.2
Surgical Solutions	11.0	13.7	28.5	26.5

Other Operating Costs:
Non-allocated operating costs, administrative costs, and other	81.3	70.2	158.6	128.2
Special charges	7.1	8.8	34.2	16.6
Operating Profit	114.3	87.3	196.7	166.2

Interest expense	(17.1)	(19.1)	(34.9)	(38.5)
Loss on extinguishment of debt	—	—	—	(15.6)
Investment income (expense) and other, net	9.1	(11.4)	16.1	(12.7)
Income Before Income Taxes	$106.3	$56.8	$177.9	$99.4

Note 12. Commitments and Contingencies

General

We are subject to various claims and contingencies arising out of the normal course of business, including those relating to governmental investigations and proceedings, commercial transactions, product liability, employee related matters, antitrust, safety, health, taxes, environmental and other matters. Litigation is subject to many uncertainties and the outcome of individual litigated matters is not predictable with assurance. It is possible that some litigation matters for which reserves have not been established could be decided unfavorably to us, and that any such unfavorable decisions could have a materially adverse effect on our financial condition, results of operations and cash flows. Refer to Note 3. Business Combinations for a description of the ongoing litigation.

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

The Impacts of COVID-19 on Hillrom

COVID-19 has impacted global economies as travel, leisure and discretionary consumer spending has reduced significantly causing companies to make commensurate changes to their investments, human capital, and financial outlooks. The United States and countries around the world continue to take precautionary and preventive measures to reduce the spread of COVID-19. Prospects for an eventual path out of the crisis have improved as COVID-19 vaccines were authorized for use globally and governments began executing plans to distribute the vaccines to the public as supplies become available over the course of fiscal 2021. However, the timing of return to historical operating levels remains uncertain due to external factors such as policymaker decisions to remove certain restrictions, as they evaluate the continued infection rate and COVID-19 related deaths, the emergence of new variants of the virus, the distribution of available vaccines, and people's willingness to take the vaccine.

Revenues and Customers

During the first six months of fiscal 2021, there was an increase in COVID-19 confirmed cases and hospitalizations which resulted in higher demand for select products within Patient Support Systems such as intensive care unit and med-surg beds and specialty surfaces, including our rental portfolio. We also experienced higher than expected recovery in portions of our remaining portfolio that had previously been limited due to hospital access and doctor office restrictions. For the three and six months ended March 31, 2021, we estimated that approximately $40.0 million and $80.0 million of revenue recognized related to one-time COVID-19 purchases.

For the remainder of fiscal 2021, we expect hospitals and physician practices to advance toward more normal operating activities as efforts continue across the world to control the spread of COVID-19 through improved testing and contact tracing and the availability and distribution of effective vaccines.

Operations and Workforce

We have experienced no significant supply chain constraints nor significant increases in supply costs. Our production facilities have remained open and employment levels have remained consistent. We have implemented safety measures and procedures to allow our employees to work safely and effectively in our manufacturing and services facilities. Many employees in our administrative functions have effectively continued to work remotely since mid-March 2020. In other areas of the business, we have adapted our processes and used technology to continue to effectively execute on our strategic priorities as well as daily operating activities. During the fiscal second quarter of 2021, plans were announced regarding the re-opening of some office locations in April 2021 for our sales and administrative employees. The re-opening plans included safety measures and procedures to ensure a safe work environment for employees that voluntarily return to the office.
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

Net Revenue

(In millions)					U.S.	OUS
	Three Months Ended March 31		Change As Reported	Constant Currency	Change As Reported	Change As Reported	Constant Currency
	2021	2020
Net Revenue:
Product sales and service	$668.5	$647.0	3.3%	0.8%	(2.1)%	14.8%	6.8%
Rental revenue	93.5	76.2	22.7%	21.7%	25.8%	2.0%	(6.1)%
Total net revenue	$762.0	$723.2	5.4%	3.0%	1.6%	14.2%	6.2%

Net Revenue:
Patient Support Systems	$398.3	$382.1	4.2%	2.1%	(1.2)%	21.1%	12.4%
Front Line Care	285.0	258.2	10.4%	8.1%	7.8%	16.2%	8.6%
Surgical Solutions	78.7	82.9	(5.1)%	(9.0)%	(6.8)%	(3.6)%	(11.1)%
Total net revenue	$762.0	$723.2	5.4%	3.0%	1.6%	14.2%	6.2%

OUS - Outside of the United States

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Consolidated Revenue

Product sales and service revenue increased 3.3% on a reported basis, and 0.8% on a constant currency basis, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was driven by international sales growth primarily related to market expansion for intensive care unit and med-surg beds as a result of COVID-19 and increased care communication revenues in the United States in Patient Support Systems as well as global sales growth across patient monitoring and diagnostic products in Front Line Care. The increase was partially offset by the decline in smart beds and specialty products in the United States in Patient Support Systems and the decline in Surgical Solutions due to the exit of the original equipment manufacturer business globally.

Rental revenue increased 22.7% on a reported basis, and 21.7% on a constant currency basis, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily due to increased deployment of beds within the Patient Support Systems rental portfolio for COVID-19 patients in the United States.

Business Segment Revenue

Patient Support Systems revenue increased 4.2% on a reported basis, and 2.1% on a constant currency basis, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was driven primarily by higher U.S. rental revenues and international sales growth due to mainly increased demand for intensive care unit and med-surg beds as a result of COVID-19, and increased care communications revenues in the United States. The increase was partially offset by lower demand for smart beds and specialty products in the United States.

Front Line Care revenue increased 10.4% on a reported basis, and 8.1% on a constant currency basis, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was driven by global sales of patient monitoring and patient diagnostic products, such as vision care and cardiology.

Surgical Solutions revenue decreased 5.1% on a reported basis, and 9.0% on a constant currency basis, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to the global exit of the original equipment manufacturer business, which was partially offset by increased sales in Europe.

Net Revenue

(In millions)					U.S.	OUS
	Six Months Ended March 31		Change As Reported	Constant Currency	Change As Reported	Change As Reported	Constant Currency
	2021	2020
Net Revenue:
Product sales and service	$1,321.0	$1,261.3	4.7%	2.5%	(2.4)%	20.0%	13.1%
Rental revenue	182.1	146.9	24.0%	22.9%	26.9%	4.2%	(3.7)%
Total net revenue	$1,503.1	$1,408.2	6.7%	4.7%	1.4%	19.3%	12.3%

Net Revenue:
Patient Support Systems	$775.7	$726.3	6.8%	4.9%	(0.2)%	29.6%	21.7%
Front Line Care	554.9	512.8	8.2%	6.5%	5.7%	14.0%	8.4%
Surgical Solutions	172.5	169.1	2.0%	(2.2)%	(7.3)%	9.5%	1.8%
Total net revenue	$1,503.1	$1,408.2	6.7%	4.7%	1.4%	19.3%	12.3%

OUS - Outside of the United States

Six Months Ended March 31, 2021 Compared to the Six Months Ended March 31, 2020

Consolidated Revenue

Product sales and service revenue increased 4.7% on a reported basis, and 2.5% on a constant currency basis, for the six months ended March 31, 2021 compared to the six months ended March 31, 2020 due to higher demand across all reportable segments outside the United States, specifically med-surg and ICU bed system market expansion in Europe for Patient Support Systems primarily as a result of COVID-19, and increased Front Line Care revenues related to patient monitoring and diagnostic products globally. The increase was partially offset by the decline in smart beds and specialty products in the United States in Patient Support Systems and the decline in Surgical Solutions on a constant currency basis due to the exit of the original equipment manufacturer business globally.

Rental revenue increased 24.0% on a reported basis, and 22.9% on a constant currency basis, for the six months ended March 31, 2021 compared to the six months ended March 31, 2020. The increase was primarily due to increased deployment of beds within the Patient Support Systems rental portfolio for COVID-19 patients in the United States.

Business Segment Revenue

Patient Support Systems revenue increased 6.8% on a reported basis, and 4.9% on a constant currency basis, for the six months ended March 31, 2021 compared to the six months ended March 31, 2020. The increase was driven primarily by higher U.S. rental revenues and international sales growth due mainly to increased demand for intensive care unit and med-surg beds as a result of COVID-19, and increased care communications revenues in the United States. The increase was partially offset by lower demand for smart beds and specialty products in the United States.

Front Line Care revenue increased 8.2% on a reported basis, and 6.5% on a constant currency basis, for the six months ended March 31, 2021 compared to the six months ended March 31, 2020. The increase was driven by global sales of patient monitoring and diagnostic products, including vision care and cardiology.

Surgical Solutions revenue increased 2.0% on a reported basis, and decreased 2.2% on a constant currency basis, for the six months ended March 31, 2021 compared to the six months ended March 31, 2020 primarily due to higher revenues in Europe, including the new acquisition, offset by the global exit of the original equipment manufacturer business.

Gross Profit

(In millions)	Three Months Ended March 31		Six Months Ended March 31
	2021	2020	2021	2020
Gross Profit [1]
Product sales and service	$350.4	$329.8	$678.7	$637.8
Percent of Related Net Revenue	52.4%	51.0%	51.4%	50.6%

Rental	$57.0	$37.7	$107.9	$71.4
Percent of Related Net Revenue	61.0%	49.5%	59.3%	48.6%

Total Gross Profit	$407.4	$367.5	$786.6	$709.2
Percent of Total Net Revenue	53.5%	50.8%	52.3%	50.4%
1 Gross Profit is calculated as net product sales and service revenue and rental revenue less the related cost of goods sold or rental expenses as disclosed on the face of the Condensed Consolidated Statements of Income.

Three and six months ended March 31, 2021 Compared to the Three and six months ended March 31, 2020

Product sales and service gross profit increased by $20.6 million and $40.9 million, or 6.2% and 6.4% for the three and six months ended March 31, 2021 compared to the three and six months ended March 31, 2020. The increase in gross profit was primarily driven by increased sales volume for Front Line Care and Patient Support System products globally and favorable product mix. The increase in gross profit is also attributed to cost efficiencies within our supply chain operations.

Rental gross profit increased by $19.3 million and $36.5 million, or 51.2% and 51.1% for the three and six months ended March 31, 2021 compared to the three and six months ended March 31, 2020, primarily driven by higher volumes and lower costs associated with servicing the Patient Support Systems rental portfolio due to increased rental durations related to hospital needs for COVID-19 patients.

Operating Expenses

(In millions)	Three Months Ended March 31		Six Months Ended March 31
	2021	2020	2021	2020
Research and development expenses	$34.5	$34.4	$69.3	$65.9
Percent of Total Net Revenue	4.5%	4.8%	4.6%	4.7%

Selling and administrative expenses	$223.7	$209.9	$432.7	$406.7
Percent of Total Net Revenue	29.4%	29.0%	28.8%	28.9%

Acquisition-related intangible asset amortization	$27.8	$27.1	$53.7	$53.8
Percent of Total Net Revenue	3.6%	3.7%	3.6%	3.8%

Three and six months ended March 31, 2021 Compared to the Three and six months ended March 31, 2020

Research and development expenses increased by $0.1 million and $3.4 million, or 0.3% and 5.2%. for the three and six months ended March 31, 2021 compared to the three and six months ended March 31, 2020 and remained consistent as a percentage of revenue.

Selling and administrative expenses increased $13.8 million or 6.6% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to higher variable compensation linked to performance, investments in resources related to growth initiatives internationally and within the Care Communications business, and litigation expenses incurred related to the merger agreement with Bardy. This is partially offset by lower spending related to business travel and marketing.

Selling and administrative expenses increased $26.0 million or 6.4% for the six months ended March 31, 2021 compared to the six months ended March 31, 2020 primarily due to higher variable compensation linked to performance, investments in resources related to growth initiatives internationally and within the Care Communications business, litigation expenses incurred related to the merger agreement with Bardy, and an increase in costs related to our IT transformation efforts. This is partially offset by lower spending related business travel and marketing. See Note 3. Business Combinations for further information on the litigation.

Acquisition-related intangible asset amortization increased $0.7 million, or 2.6% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 mainly due to amortization of the intangible asset acquired from EarlySense Ltd. in January 2021. Acquisition-related intangible asset amortization remained relatively flat for the six months ended March 31, 2021 compared to the six months ended March 31, 2020. See Note 3. Business Combinations for further information on the acquired intangible asset.

Special Charges and Other

(In millions)	Three Months Ended March 31		Six Months Ended March 31
	2021	2020	2021	2020
Special charges	$7.1	$8.8	$34.2	$16.6

Interest expense	$(17.1)	$(19.1)	$(34.9)	$(38.5)
Loss on extinguishment of debt	—	—	—	(15.6)
Investment income (expense) and other, net	9.1	(11.4)	16.1	(12.7)

Three and six months ended March 31, 2021 Compared to the Three and six months ended March 31, 2020

In connection with various transformative initiatives, exit activities, and organizational changes to improve our business alignment and cost structure., we recognized Special charges of $7.1 million and $34.2 million for the three and six months ended March 31, 2021 compared to $8.8 million and $16.6 million for the three and six months ended March 31, 2020. For the six months ended March 31, 2021, we incurred $23.6 million related to the Workforce Reduction Plan. These charges related to the initiatives described in Note 8. Special Charges.
Interest expense decreased $2.0 million and $3.6 million, or 10.5% and 9.4% for the three and six months ended March 31, 2021 compared to the three and six months ended March 31, 2020 due to lower borrowings outstanding and a decline in LIBOR impacting our variable rate debt under the Securitization and Revolving Credit Facilities. See Note 4. Financing Agreements for further information.

Loss on extinguishment of debt for the six months ended March 31, 2020 related to the refinancing of senior unsecured notes of $425.0 million in September 2019, which was comprised of a $12.2 million prepayment premium and $3.4 million of debt issuance costs previously capitalized. See Note 4. Financing Agreements for further information.

Investment income (expense) and other, net for the three months ended March 31, 2021 was income of $9.1 million comprised primarily of settlement awards of $8.8 million received during the current quarter. Investment income (expense) and other, net for the three months ended March 31, 2020 was expense of $11.4 million comprised primarily of a non-cash pension plan settlement loss of $8.5 million and investment losses of $2.0 million.

Investment income (expense) and other, net for the six months ended March 31, 2021 was income of $16.1 million comprised primarily settlement awards of $8.8 million and an insurance settlement of $5.3 million related to covered losses in prior periods, and gains from foreign exchange of $1.1 million. Investment income (expense) and other, net for the six months ended March 31, 2020 was expense of $12.7 million comprised primarily of a non-cash pension plan settlement loss of $8.5 million and investment losses of $2.0 million.

Income Tax Expense

Three months ended March 31, 2021 Compared to the Three months ended March 31, 2020

The effective tax rate for the three months ended March 31, 2021 was 18.1% compared to 17.4% for the three months ended March 31, 2020. The rate was lower for the three months ended March 31, 2020 primarily due to the favorable impact of excess tax benefits on deductible stock compensation compared to the three months ended March 31, 2021.

The adjusted effective tax rate for the three months ended March 31, 2021 was 20.1% compared to 20.9% for the three months ended March 31, 2020. The decrease in the adjusted effective tax rate is primarily due to adjustments to the projected earnings in foreign jurisdictions.

Six Months Ended March 31, 2021 Compared to the Six Months Ended March 31, 2020

The effective tax rate for the six months ended March 31, 2021 was 18.0% compared to 12.8% for the six months ended March 31, 2020. The rate was lower for the six months ended March 31, 2020 primarily due to the favorable impact of excess tax benefits on deductible stock compensation compared to the six months ended March 31, 2021. The effective tax rate for the six months ended March 31, 2020 was also favorably impacted by the reduction of the contingent consideration accrual of $8.4 million, that was not subject to tax.

The adjusted effective tax rate for the six months ended March 31, 2021 was 20.3% compared to 19.0% for the six months ended March 31, 2020. The adjusted effective tax rate increased primarily due to the prior year favorable impact of excess tax benefits on deductible stock compensation.

Earnings per Share

Three months ended March 31, 2021 Compared to the Three months ended March 31, 2020

Diluted earnings per share increased from $0.70 to $1.30 for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily driven by higher operating profits, settlement awards of $8.8 million, lower interest expense, and the absence of the prior year non-cash pension settlement loss of $8.5 million, which was partially offset by higher income tax expense due to a slightly higher tax rate in 2021.

Six Months Ended March 31, 2021 Compared to the Six Months Ended March 31, 2020

Diluted earnings per share increased from $1.29 to $2.18 for the six months ended March 31, 2021 compared to the six months ended March 31, 2020 primarily driven by higher operating profits, settlement awards of $8.8 million, and the absence of both the prior year loss on extinguishment of debt of $15.6 million and non-cash pension settlement loss of $8.5 million.

Business Segment Divisional Income

(In millions)	Three Months Ended March 31		Change As Reported	Six Months Ended March 31		Change As Reported
	2021	2020		2021	2020
Divisional Income:
Patient Support Systems	$95.9	$74.9	28.0%	$183.3	$133.3	37.5%
Front Line Care	95.8	77.7	23.3%	177.7	151.2	17.5%
Surgical Solutions	11.0	13.7	(19.7)%	28.5	26.5	7.5%

Refer to Note 11. Segment Reporting for a description of how divisional income is determined.

Three and six months ended March 31, 2021 Compared to the Three and six months ended March 31, 2020

Patient Support Systems divisional income increased $21.0 million and $50.0 million, or 28.0% and 37.5% for the three and six months ended March 31, 2021 compared to the three and six months ended March 31, 2020 primarily due to expanded gross profits from the bed rental portfolio in the United States reflecting higher demand and longer rental durations due to COVID-19 as well as increased revenue related to intensive care unit and med-surg beds sales outside the United States. The increase was partially offset by lower demand for smart beds and specialty products in the United States.
Front Line Care divisional income increased $18.1 million and $26.5 million, or 23.3% and 17.5% for the three and six months ended March 31, 2021 compared to the three and six months ended March 31, 2020 primarily driven by higher global sales of patient monitoring and diagnostic products, including vision care and cardiology.

Surgical Solutions divisional income decreased $2.7 million and increased $2.0 million, or 19.7% and 7.5% for the three and six months ended March 31, 2021 compared to the three and six months ended March 31, 2020, as a result of the exit of the original equipment manufacturer business, which was partially offset by higher revenues in Europe.

As Reported and Adjusted Earnings

Operating margin, income before income taxes, income tax expense and earnings attributable to common shareholders per diluted share are summarized in the tables below for the three and six months ended March 31, 2021 and 2020. As Reported amounts are adjusted for certain items to aid management in evaluating the performance of the business. Investors should consider these measures in addition to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. Income tax expense is computed by applying a blended statutory tax rate based on the jurisdictional mix of the respective before tax adjustment.

	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS
As Reported	15.0%	$106.3	$19.2	$1.30	12.1%	$56.8	$9.9	$0.70
Adjustments:
Acquisition and integration costs and related fair value adjustments [1]	0.9%	6.8	1.6	0.08	0.4%	2.7	0.7	0.03
Acquisition-related intangible asset amortization [2]	3.7%	27.8	6.7	0.32	3.7%	27.1	6.6	0.31
Field corrective actions [3]	0.2%	1.6	0.4	0.02	0.2%	1.4	0.4	0.01
Regulatory compliance costs [4]	0.3%	2.2	0.6	0.02	0.7%	4.8	1.2	0.05
Special charges [5]	0.9%	7.1	2.3	0.07	1.2%	8.8	2.3	0.10
Pension settlement expense [6]	—%	—	—	—	—%	8.5	2.0	0.09
Litigation settlements [7]	0.1%	(6.8)	(1.6)	(0.08)	—%	(1.2)	(0.3)	(0.01)
Adjusted Earnings	21.1%	$145.0	$29.2	$1.73	18.3%	$108.9	$22.8	$1.28
[1] Acquisition and integration costs and related fair value adjustments include legal and professional fees, temporary labor, consulting and other costs related to business development activities and the closing and integration of acquired businesses. For acquired businesses, this also includes fair value adjustments related to contingent considerations, and purchase accounting adjustments for deferred revenue and other items. For the three months ended March 31, 2020, a net benefit from fair value adjustments of $1.7 million represents purchase accounting adjustments for deferred revenue and contingent consideration associated with our business combinations in Note 3. Business Combinations.

[2] Acquisition-related intangible asset amortization relates to the amortization of intangible assets acquired through the transactions described in Note 3. Business Combinations.
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

[6] Pension settlement expense represents an actuarial loss totaling $8.5 million recorded as a component of Investment income (expense) and other, net. See Note 6. Retirement and Postretirement Plans within the 2020 Form 10-K for the fiscal year ended September 30, 2020 for additional information.

[7] Litigation settlements represent the aggregate charges, costs or recoveries associated with litigation settlements, including related expenses.

	Six Months Ended March 31, 2021				Six Months Ended March 31, 2020
	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS
As Reported	13.1%	$177.9	$32.0	$2.18	11.8%	$99.4	$12.7	$1.29
Adjustments:
Acquisition and integration costs and related fair value adjustments [1]	0.5%	6.7	1.6	0.08	(0.3)%	(3.8)	1.0	(0.07)
Acquisition-related intangible asset amortization [2]	3.6%	53.7	13.0	0.61	3.8%	53.8	13.0	0.61
Field corrective actions [3]	0.1%	1.6	0.4	0.02	0.1%	1.4	0.4	0.01
Regulatory compliance costs [4]	0.3%	6.3	1.6	0.07	0.6%	8.7	1.8	0.10
Special charges [5]	2.3%	34.2	8.5	0.38	1.2%	16.6	3.5	0.19
Debt refinancing costs [6]	—%	—	—	—	—%	16.1	3.7	0.18
Loss on business combinations [7]	—%	—	—	—	—%	0.4	0.1	0.01
Pension settlement expense [8]	—%	—	—	—	—%	8.5	2.0	0.10
Litigation settlements [9]	0.1%	(6.8)	(1.6)	(0.08)	—%	(1.2)	(0.3)	(0.01)
COVID-19 related costs and benefits, net [10]	—%	(0.1)	—	—	—%	—	—	—
Adjusted Earnings	20.0%	$273.5	$55.5	$3.26	17.2%	$199.9	$37.9	$2.41
[1] Acquisition and integration costs and related fair value adjustments include legal and professional fees, temporary labor, consulting and other costs related to business development activities and the closing and integration of acquired businesses. For acquired businesses, this also includes fair value adjustments related to contingent considerations, and purchase accounting adjustments for deferred revenue and other items. For the six months ended March 31, 2021 and 2020, a net benefit from fair value adjustments of $1.4 million and $6.2 million, respectively, represents purchase accounting adjustments for deferred revenue and contingent consideration associated with our business combinations in Note 3. Business Combinations.

[2] Acquisition-related intangible asset amortization relates to the amortization of intangible assets acquired through the transactions described in Note 3. Business Combinations.
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

[6] Debt refinancing costs are expenses related to the costs incurred between the issuance and redemption of our senior unsecured notes due 2027 and 2023, respectively, as discussed in Note 5. Financing Agreements within the 2020 Form 10-K for the fiscal year ended September 30, 2020 as well as duplicative interest costs.

[7] Loss on business combinations relates to the sale of our surgical consumable products business in August 2019 recorded in Investment income (expense) and other, net.
[8] Pension settlement expense represents an actuarial loss totaling $8.5 million recorded as a component of Investment income (expense) and other, net. See Note 8. Retirement and Postretirement Plans within the 2020 Form 10-K for the fiscal year ended September 30, 2020 for additional information.

[9] Litigation settlements represent the aggregate charges, costs or recoveries associated with litigation settlements, including related expenses.
10 COVID-19 related costs and benefits, net primarily represent incremental non-recurring costs incurred to prepare our facilities for workforce reintegration to ensure the safety of our employees, partially offset by the recognition of funding associated with government programs created in response to COVID-19. See Note 1. Summary of Significant Accounting Policies for further information.

Liquidity and Capital Resources

	Six Months Ended March 31
	2021	2020
Cash Flows (Used In) Provided By:
Operating activities	$278.7	$156.7
Investing activities	(82.5)	(57.9)
Financing activities	(225.0)	(439.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2.0	(2.7)
Decrease in Cash, Cash Equivalents and Restricted Cash	$(26.8)	$(343.3)

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

Operating Activities

Cash provided by operating activities increased $122.0 million for the six months ended March 31, 2021 compared to the six months ended March 31, 2020 primarily due to higher net income, lower other current assets driven by lower prepaid taxes, and higher accrued expenses and other current liabilities due to timing of vendor payments and increased accruals related to variable compensation linked performance.

Investing Activities

Cash used in investing activities increased by $24.6 million for the six months ended March 31, 2021 compared to the six months ended March 31, 2020 primarily due to cash paid related to the acquisition activity summarized in the following table.

Company or Assets Acquired	Date of Acquisition	Cash Paid
Intellectual property and technology of EarlySense, Ltd.	January 28, 2021	$30.0

Excel Medical	January 10, 2020	$13.1

There was also increase in capital expenditures related to various capital spending projects, which includes our global information technology transformation. For the six months ended March 31, 2021 and 2020, $10.9 million and $10.7 million was capitalized as software in Other intangible assets and software, net related to the global information technology transformation initiative.

See Note 3. Business Combinations and Note 8. Special Charges for further information.

Financing Activities

Cash used in financing activities decreased $214.4 million for the six months ended March 31, 2021 compared to the six months ended March 31, 2020 primarily due to the prior year redemption of our previously outstanding senior unsecured 5.75% notes due September 2023 for $425.0 million and the related $12.2 million prepayment penalty which was partially offset by the repayments of borrowings in 2021 on the Revolving Credit Facility and Securitization Facilities of $120.0 million compared to net borrowings under these facilities in 2020 of $111.9 million.

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

Our cash flows from operating activities for the six months ended March 31, 2021 were not adversely impacted by COVID-19. There have been no changes to our cost of or access to our capital and funding sources. We have not identified instability with the financial institutions with whom we maintain our financing relationships. We believe we can continue to service our outstanding borrowings or other financial obligations.

We intend to continue to pursue inorganic growth in certain areas of our business. On January 28, 2021, we acquired the contact-free continuous monitoring intellectual property and technology from EarlySense Ltd. in exchange for consideration consisting of a cash payment of $30.0 million, a portion of our non-marketable equity investment in EarlySense Ltd. of $25.5 million and forgiveness of a prepayment of approximately $1.8 million as well as contingent consideration payable up to $10.0 million.

We have a liability of $9.4 million recorded in the Condensed Consolidated Balance Sheet related to fair value of the contingent consideration that may be payable related to recent acquisitions. If all milestones are met, the maximum obligation would be $26.7 million, which would be paid based on the end of measurement periods over the next 3 fiscal years.

On January 15, 2021, we entered into a definitive merger agreement with Bardy, a Delaware company that develops and delivers cardiac arrhythmia monitoring devices for $375.0 million, subject to closing conditions and certain post-closing adjustments. Additionally, contingent consideration will be payable based on the revenue generated from the acquired cardiac monitoring product during the first two calendar years starting with the calendar year in which the transaction is closed. The initial cash consideration would be funded through a combination of cash on hand and borrowings under our existing revolving credit facility.

As a result of the Medicare Administrative Contractor, Novitas Solutions, new Category 1 reimbursement rates published on January 29, 2021 and subsequently on April 10, 2021, we asserted that a "Company Material Adverse Effect" has occurred, and therefore, the closing conditions have not been satisfied. We are currently engaged in litigation with Bardy in the Delaware Court of Chancery with a trial scheduled to begin May 5, 2021 for which the ultimate resolution and outcome of the matter are unknown and uncertain.

See "Note 3. Business Combinations" in the notes to the accompanying Condensed Consolidated Financial Statements for additional information on our recent business combination activity.

As of March 31, 2021 and September 30, 2020, there were no outstanding borrowings on the Revolving Credit Facility, and available borrowing capacity was $1,191.0 million after giving effect to the outstanding standby letters of credit of $9.3 million and $9.0 million.

Our long-term debt instruments require nominal repayments over the next 12 months, with our next significant maturity occurring in August 2024. Hillrom extended its 364-day accounts receivable securitization facilities as of April 23, 2021, that now expire on April 22, 2022. On April 20, 2021, we notified our lender that we plan to redeem all of our outstanding senior unsecured 5.00% notes due February 15, 2025 of $300.0 million on May 20, 2021 with cash on hand, together with funds borrowed from both Securitization Facilities and the Revolving Credit Facility.

As of March 31, 2021, we were in compliance with all debt covenants under our financing agreements. See Note 4. Financing Agreements for additional information on our financing agreements.

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

As of March 31, 2021, approximately 64.3% of our cash and cash equivalents were held by our foreign subsidiaries. As of March 31, 2021, our practice and intention were to reinvest the earnings in our non-U.S. subsidiaries outside of the United States to fund capital expenditures and other operating cash needs. Because the undistributed earnings of non-U.S. subsidiaries are considered to be permanently reinvested, no U.S. deferred income taxes or foreign withholding taxes have been provided on earnings subsequent to the enactment of the U.S. Tax Cuts and Jobs Act (the "Tax Act"). Future repatriations of cash and cash equivalents, if any, held by our foreign subsidiaries will generally not be subject to U.S. Federal tax if earned prior to the enactment of the Tax Act. As we evaluate the impact of the Tax Act and the future cash needs of our global operations, we may revise the amount of foreign earnings generated prior to the enactment of the Tax Act considered to be permanently reinvested in our foreign subsidiaries. We believe that cash on hand and cash generated from U.S. operations, along with amounts available under our financing agreements, will be sufficient to fund U.S. operations, working capital needs, capital expenditure requirements and financing obligations.

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

For additional information on contractual obligations, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Form 10-K.

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

Item 4.    CONTROLS AND PROCEDURES

Our management, with the supervision and participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2021.

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

Item 1A.    RISK FACTORS

There have been no material changes to our risk factors as disclosed in Item 1A - Risk Factors in our 2020 Form 10-K.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (2)
January 1, 2021 - January 31, 2021	1,799	$98.41	—	$116.0
February 1, 2021 - February 28, 2021	421	$100.46	—	$116.0
March 1, 2021 - March 31, 2021	227	$107.59	—	$116.0
Total	2,447		—

(1)Shares purchased during the three months ended March 31, 2021 were in connection with employee payroll tax withholding for restricted stock distributions.

(2)In September 2019, the Board approved an additional $170.0 million for share repurchases. The below table reflects the date of Board approval, the authorized dollar value of the shares to be repurchased under each approval and the availability to repurchase as of March 31, 2021. There is no expiration date for this program.

Board Approval Date	Authorized Dollar Value	Dollar Value of Shares Purchased Prior to Fiscal 2021	Dollar Value of Shares Purchased in Fiscal 2021	Availability to Purchase as of March 31, 2021
September 2019	$170.0	$6.6	$47.4	$116.0

Item 6.    EXHIBITS

A.    Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Extension Labels Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILL-ROM HOLDINGS, INC.
(Registrant)

Date: April 30, 2021	By:	/s/ Barbara W. Bodem
	Name: Title:	Barbara W. Bodem Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)