Form 10-Q
period 2021-06-30
Hill-Rom Holdings, Inc.
filed 2021-07-30
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
OR
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
Common Stock, without par value – 65,816,571 shares as of July 28, 2021.

HILL-ROM HOLDINGS, INC.

Forward-Looking Statements and Factors That May Affect Future Results

Certain statements in this Quarterly Report on Form 10-Q contain forward-looking statements within the meanings of the Private Securities Litigation Reform Act of 1995, as amended, regarding our future plans, objectives, beliefs, expectations, representations, and projections.

Forward-looking statements are not guarantees of future performance, and our actual results could differ materially from those set forth in any forward-looking statements. For a more in-depth discussion of factors that could cause actual results to differ from forward-looking statements, see the discussions under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (“2020 Form 10-K”) and subsequent filings with the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Our business, results of operations, financial condition, and prospects also could be materially adversely impacted by the length and severity of the on-going coronavirus pandemic (“COVID-19,” “the pandemic,” or “the virus”), further resurgences and new variants of Covid-19, the availability, distribution, rate of public acceptance and efficacy of vaccines and therapeutics for COVID-19, and the long-term economic impacts as a result of the pandemic. We assume no obligation to update or revise any forward-looking statements unless required by law.

PART I – FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30		Nine Months Ended June 30
	2021	2020	2021	2020
Net Revenue
Product sales and service	$635.5	$685.8	$1,956.5	$1,947.1
Rental revenue	82.2	81.7	264.3	228.6
Total net revenue	717.7	767.5	2,220.8	2,175.7

Cost of Net Revenue
Cost of goods sold	306.6	323.1	948.9	946.6
Rental expenses	36.6	35.4	110.8	110.9
Total cost of net revenue (excludes acquisition-related intangible asset amortization)	343.2	358.5	1,059.7	1,057.5

Research and development expenses	36.3	34.4	105.6	100.3
Selling and administrative expenses	215.9	202.3	648.6	609.0
Acquisition-related intangible asset amortization	27.0	27.5	80.7	81.3
Special charges	5.9	9.5	40.1	26.1
Operating Profit	89.4	135.3	286.1	301.5

Interest expense	(15.7)	(17.3)	(50.6)	(55.8)
Loss on extinguishment of debt	(9.8)	—	(9.8)	(15.6)
Investment income (expense) and other, net	(3.4)	2.2	12.7	(10.5)

Income Before Income Taxes	60.5	120.2	238.4	219.6

Income tax expense	11.3	26.3	43.3	39.0

Net Income	$49.2	$93.9	$195.1	$180.6

Net Income per Basic Common Share	$0.74	$1.41	$2.94	$2.71

Net Income per Diluted Common Share	$0.74	$1.40	$2.92	$2.68

Average Basic Common Shares Outstanding (in thousands)	66,267	66,558	66,353	66,660

Average Diluted Common Shares Outstanding (in thousands)	66,841	67,183	66,869	67,292
See Notes to Condensed Consolidated Financial Statements (Unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended June 30		Nine Months Ended June 30
	2021	2020	2021	2020
Net Income	$49.2	$93.9	$195.1	$180.6

Other Comprehensive Income (Loss), net of tax:

Derivative instruments designated as hedges	1.2	(6.7)	11.7	(32.4)
Foreign currency translation adjustment	11.7	17.1	26.5	8.6
Change in pension and postretirement defined benefit plans	0.8	1.0	2.5	(5.9)
Total Other Comprehensive Income (Loss), net of tax	13.7	11.4	40.7	(29.7)

Total Comprehensive Income	$62.9	$105.3	$235.8	$150.9
See Notes to Condensed Consolidated Financial Statements (Unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except share amounts)

	June 30, 2021	September 30, 2020
ASSETS
Current Assets
Cash and cash equivalents	$272.5	$296.5
Trade accounts receivable, net of allowances of $23.7 and $25.9 as of June 30, 2021 and September 30, 2020	575.9	594.9
Inventories, net of reserves	329.1	352.0
Other current assets	128.7	121.5
Total current assets	1,306.2	1,364.9
Property, plant and equipment	877.4	858.2
Less accumulated depreciation	(583.7)	(552.1)
Property, plant and equipment, net	293.7	306.1
Goodwill	1,845.6	1,835.5
Other intangible assets and software, net	965.0	976.7
Deferred income taxes	33.6	32.9
Other assets	128.6	155.0
Total Assets	$4,572.7	$4,671.1
LIABILITIES
Current Liabilities
Trade accounts payable	$219.0	$236.5
Short-term borrowings	238.4	222.3
Accrued compensation	164.4	144.9
Accrued product warranties	30.2	30.8
Accrued rebates	47.4	44.8
Deferred revenue	108.6	110.1
Other current liabilities	137.7	162.8
Total current liabilities	945.7	952.2

Long-term debt	1,482.2	1,655.7
Accrued pension and postretirement benefits	93.8	89.3
Deferred income taxes	110.7	113.0
Other long-term liabilities	119.3	134.8
Total Liabilities	2,751.7	2,945.0
SHAREHOLDERS' EQUITY
Capital Stock:
Preferred stock - without par value: Authorized - 1,000,000 shares; none issued or outstanding
Common stock - without par value: Authorized - 199,000,000 shares	4.4	4.4
Issued: 88,457,634 shares as of June 30, 2021 and September 30, 2020; Outstanding: 65,794,393 shares as of June 30, 2021 and 66,640,832 shares as of September 30, 2020
Additional paid-in capital	694.2	667.0
Retained earnings	2,278.4	2,132.2
Accumulated other comprehensive (loss)	(139.5)	(180.2)
Treasury stock, common shares at cost: 22,663,241 as of June 30, 2021 and 21,816,802 as of September 30, 2020	(1,016.5)	(897.3)
Total Shareholders’ Equity	1,821.0	1,726.1
Total Liabilities and Shareholders' Equity	$4,572.7	$4,671.1
See Notes to Condensed Consolidated Financial Statements (Unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended June 30
	2021	2020
Operating Activities
Net income	$195.1	$180.6
Adjustments to reconcile net income to net cash, cash equivalents and restricted cash provided by operating activities:
Depreciation and amortization of property, plant, equipment and software	56.9	51.6
Acquisition-related intangible asset amortization	80.7	81.3
Amortization of debt discounts and issuance costs	2.8	3.0
Loss on extinguishment of debt	9.8	15.6
Benefit for deferred income taxes	(6.8)	(14.1)
Loss on disposal of property, equipment, intangible assets and impairments	0.3	1.5
Stock compensation	32.7	27.2
Other operating activities	14.6	16.0
Change in working capital excluding cash, current debt, acquisitions and dispositions:
Trade accounts receivable	20.9	12.3
Inventories	12.4	(60.2)
Other current assets	(6.8)	(10.4)
Trade accounts payable	(10.1)	16.5
Accrued expenses and other liabilities	19.4	(8.1)
Other assets and liabilities	(11.5)	2.0
Net cash, cash equivalents and restricted cash provided by operating activities	410.4	314.8
Investing Activities
Purchases of property, plant, equipment and software	(69.0)	(72.0)
Proceeds on sale of property and equipment	2.4	1.6
Payments for acquisition of businesses and assets acquisition, net of cash acquired	(30.0)	(20.6)
Other investing activities	—	0.6
Net cash, cash equivalents and restricted cash used in investing activities	(96.6)	(90.4)
Financing Activities
Payments of long-term debt	(37.6)	(37.6)
Borrowings on Revolving Credit Facility	475.0	190.0
Payments on Revolving Credit Facility	(315.0)	(155.0)
Borrowings on Securitization Facility	46.1	17.7
Payments on Securitization Facility	(30.0)	(17.7)
Borrowings on Note Securitization Facility	90.0	32.6
Payments on Note Securitization Facility	(90.0)	(21.2)
Prepayment premium on redemption of 5.00% Notes and 5.75% Notes	(7.5)	(12.2)
Redemption of 5.00% Notes and 5.75% Notes	(300.0)	(425.0)
Cash dividends	(46.3)	(43.3)
Proceeds on exercise of stock options	8.1	8.5
Stock repurchases for stock award withholding obligations	(9.3)	(16.4)
Stock repurchases in the open market	(130.7)	(54.1)
Other financing activities	5.0	6.0
Net cash, cash equivalents and restricted cash used in financing activities	(342.2)	(527.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4.4	1.3
Net Cash Flows	(24.0)	(302.0)
Cash, Cash Equivalents and Restricted Cash:
At beginning of period	296.5	633.8
At end of period	$272.5	$331.8
See Notes to Condensed Consolidated Financial Statements (Unaudited)

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(In millions, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares Issued	Amount

Balance as of March 31, 2021	88,457,634	$4.4	$681.7	$2,245.1	$(153.2)	$(938.3)	$1,839.7
Net income	—	—	—	49.2	—	—	49.2
Other comprehensive income (loss), net of tax of $(0.8)	—	—	—	—	13.7	—	13.7
Dividends ($0.24 per common share)	—	—	0.1	(15.9)	—	—	(15.8)
Stock repurchases for stock award withholding obligations	—	—	—	—	—	(0.8)	(0.8)
Stock repurchases in the open market	—	—	—	—	—	(83.3)	(83.3)
Stock compensation on equity-classified awards	—	—	9.7	—	—	—	9.7
Stock option exercises	—	—	2.2	—	—	3.9	6.1
Distribution of stock awards	—	—	(1.1)	—	—	1.1	—
Shares issued under employee stock purchase plan	—	—	1.6	—	—	0.9	2.5
Balance as of June 30, 2021	88,457,634	$4.4	$694.2	$2,278.4	$(139.5)	$(1,016.5)	$1,821.0

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares Issued	Amount

Balance as of September 30, 2020	88,457,634	$4.4	$667.0	$2,132.2	$(180.2)	$(897.3)	$1,726.1
Cumulative effect of ASC 2016-13 adoption, net of tax of $0.8	—	—	—	(2.2)	—	—	(2.2)
Net income	—	—	—	195.1	—	—	195.1
Other comprehensive income (loss), net of tax of $(4.5)	—	—	—	—	40.7	—	40.7
Dividends ($0.70 per common share)	—	—	0.4	(46.7)	—	—	(46.3)
Stock repurchases for stock award withholding obligations	—	—	—	—	—	(9.3)	(9.3)
Stock repurchases in the open market	—	—	—	—	—	(130.7)	(130.7)
Stock compensation on equity-classified awards	—	—	32.0	—	—	—	32.0
Stock option exercises	—	—	2.6	—	—	5.5	8.1
Distribution of stock awards	—	—	(12.3)	—	—	12.3	—
Shares issued under employee stock purchase plan	—	—	4.5	—	—	3.0	7.5
Balance as of June 30, 2021	88,457,634	$4.4	$694.2	$2,278.4	$(139.5)	$(1,016.5)	$1,821.0

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Continued) (Unaudited)
(In millions, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares Issued	Amount

Balance as of March 31, 2020	88,457,634	$4.4	$644.4	$2,025.2	$(223.6)	$(901.5)	$1,548.9
Cumulative effect of accounting rule adoption, net of tax of $0.1	—	—	—	0.3	—	—	0.3
Net income	—	—	—	93.9	—	—	93.9
Other comprehensive income (loss), net of tax of $1.6	—	—	—	—	11.4	—	11.4
Dividends ($0.22 per common share)	—	—	0.2	(14.8)	—	—	(14.6)
Stock repurchases for stock award withholding obligations	—	—	—	—	—	(0.6)	(0.6)
Stock compensation on equity-classified awards	—	—	7.9	—	—	—	7.9
Stock option exercises	—	—	1.2	—	—	1.6	2.8
Distribution of stock awards	—	—	(0.8)	—	—	0.7	(0.1)
Shares issued under employee stock purchase plan	—	—	1.5	—	—	1.0	2.5
Balance as of June 30, 2020	88,457,634	$4.4	$654.4	$2,104.6	$(212.2)	$(898.8)	$1,652.4

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares Issued	Amount

Balance as of September 30, 2019	88,457,634	$4.4	$637.4	$1,967.4	$(182.5)	$(853.4)	$1,573.3
Cumulative effect of accounting rule adoption, net of tax of $0.1	—	—	—	0.3	—	—	0.3
Net income	—	—	—	180.6	—	—	180.6
Other comprehensive income (loss), net of tax of $11.4	—	—			(29.7)	—	(29.7)
Dividends ($0.65 per common share)	—	—	0.4	(43.7)	—	—	(43.3)
Stock repurchases for stock award withholding obligations	—	—	—	—	—	(16.4)	(16.4)
Stock repurchases in the open market	—	—		—	—	(54.1)	(54.1)
Stock compensation on equity-classified awards	—	—	26.4	—	—	—	26.4
Stock option exercises	—	—	2.9	—	—	5.6	8.5
Distribution of stock awards	—	—	(16.9)	—	—	16.9	—
Shares issued under employee stock purchase plan	—	—	4.2	—	—	2.6	6.8
Balance as of June 30, 2020	88,457,634	$4.4	$654.4	$2,104.6	$(212.2)	$(898.8)	$1,652.4

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

The Company makes a number of significant estimates, assumptions, and judgments in the preparation of its financial statements. Additionally, the Company measures and classifies fair value measurements in accordance with the level hierarchy in conformity with GAAP. As of June 30, 2021, the Company's significant accounting policies and estimates and valuation techniques used to measure fair value have not changed from September 30, 2020. See Note 1. Summary of Significant Accounting Policies within the 2020 Form 10-K for the fiscal year ended September 30, 2020 for further information.

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

The following table summarizes contract liability activity for the nine months ended June 30, 2021. The contract liability balance represents the transaction price allocated to the remaining performance obligations.

Contract Liabilities
Balance as of September 30, 2020	$138.1
New revenue deferrals	378.2
Revenue recognized upon satisfaction of performance obligations	(380.9)
Foreign currency translation adjustment	0.8
Balance as of June 30, 2021	$136.2

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

The following summarizes accrued product warranty activity for the three and nine months ended June 30, 2021.

	Three Months Ended June 30	Nine Months Ended June 30
Balance as of beginning of period	$30.3	$30.8
Provision for warranties in the period	5.8	16.9
Warranty claims in the period	(6.0)	(17.7)
Foreign currency translation adjustment	0.1	0.2
Balance as of end of period	$30.2	$30.2

Goodwill and Indefinite-Lived Intangible Assets

Testing for goodwill and indefinite-lived intangible asset impairment is performed annually, or on an interim basis upon the occurrence of a triggering event or change in circumstances that would more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying amount. The annual evaluations of goodwill and the indefinite-lived intangible asset for impairment were performed as of April 30, 2021 and did not result in any impairment.
Government Programs Related to COVID-19

On March 25, 2020, the U.S. government approved the Coronavirus Aid, Relief and Economic Security (“CARES”) Act to provide economic stimulus to address the impact of the pandemic. The governments in certain other non-U.S. countries have also approved legislation in their jurisdictions to address the impact of the pandemic. We evaluated our eligibility and assessed the conditions and requirements of participation in available programs. During the calendar year 2020, we deferred payment of the employer share of the U.S. Federal Insurance Contributions Act (“FICA”) taxes totaling $21.7 million within the Condensed Consolidated Balance Sheet, of which $10.8 million must be repaid in both December 31, 2021 and December 31, 2022, respectively, in accordance with the CARES Act within the Condensed Consolidated Balance Sheet. We continue to evaluate what impact, if any, the CARES Act, or any similar legislation in other non-U.S. jurisdictions, may have on our results of operations.

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

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2021- 01 is an extension of ASU 2020-04 disclosed in our 2020 Form 10-K. ASU 2021-01 clarifies the scope and guidance of Topic 848 and allows derivatives impacted by the changing of interest rates used for margin payments, discounting, or contract price alignment to qualify for certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting. ASU 2021-01 is optional and is effective for a limited period of time through December 31, 2022. As of June 30, 2021, this standard has no impact on our Condensed Consolidated Financial Statements. We will continue to monitor, assess and plan for the phase out of LIBOR.

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

Note 2. Supplementary Financial Statement Information

	June 30, 2021	September 30, 2020
Inventories, net of reserves:
Finished products	$160.0	$167.6
Work in process	53.1	48.4
Raw materials	116.0	136.0
Total inventories, net of reserves	$329.1	$352.0

Accumulated amortization of software and other intangible assets	$762.6	$667.3

Investments included in Other assets	$23.7	$49.0

Supplemental Cash Flow Information

	Nine Months Ended June 30
	2021	2020
Non-cash operating activities:
Operating cash flows paid for amounts included in the measurement of lease liabilities	$20.4	$20.8

Non-cash investing activities:
Change in capital expenditures not paid	$(10.0)	$1.8
Sale of equity method investment	—	2.1
Non-cash consideration in exchange for asset acquisition:
Preferred securities investment	25.5	—
Forgiveness of a prepaid performance obligation	1.8	—
Total non-cash investing activities:	$17.3	$3.9

Non-cash financing activities:
Distribution of shares issued under stock-based compensation plans	$36.9	$29.6

Non-cash investing and financing activities:
Right of use assets obtained in exchange for new lease liabilities	$7.6	$14.7

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

The purchase price for the acquisitions listed above includes contingent consideration for which the performance periods have not yet expired. For the nine months ended June 30, 2021, we recorded a reduction in the contingent consideration obligations of $2.6 million, in Selling and administrative expenses primarily related to Excel Medical as a certain commercial milestone was not met. During the three and nine months ended June 30, 2021, we paid $2.0 million in cash as contingent consideration associated with the acquisition of Excel Medical. As of June 30, 2021 and September 30, 2020, contingent consideration liabilities related to prior year acquisitions totaled $4.3 million and $8.9 million and are included in Other current liabilities and Other long-term liabilities.

For the nine months ended June 30, 2021, we did not close on any new business acquisitions. For additional information on Acquisitions, see Note 3. Business Combinations within the 2020 Form 10-K.

Bardy Diagnostics, Inc.

On January 15, 2021, Hill-Rom, Inc., our wholly owned subsidiary, entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Hill-Rom, Inc., Barcelona Merger Sub, Inc. (“Merger Sub”), Bardy Diagnostics, Inc. (“Bardy”) and Fortis Advisors LLC (as Equityholders’ Representative), providing for our acquisition of Bardy. Pursuant to the terms of the Merger Agreement, Merger Sub will be merged with and into Bardy with Bardy surviving the merger as our wholly owned subsidiary. The Merger Agreement provides that holders of outstanding shares of Bardy common and preferred stock and holders of Bardy warrants, stock options and other equity-related awards will be entitled to receive initial cash consideration of $375.0 million, subject to closing conditions and certain post-closing adjustments (the “Bardy Transaction”). Additional contingent cash consideration will be payable based on the revenue generated from the acquired cardiac monitoring product during the first two calendar years starting with the calendar year in which the transaction is closed.

The contingent consideration payable for the first calendar year in which the transaction closes will equal (i) 50% of the revenue generated if less than $45.0 million, (ii) 100% of the revenue generated if such revenue is between $45.0 million and $57.0 million, and (iii) 150% of revenue generated if greater than $57.0 million during calendar year 2021.

The contingent consideration payable for the second calendar year will equal (i) 50% of the revenue generated if such revenue is less than $70.0 million, (ii) 100% of the revenue generated if such revenue is between $70.0 million and $89.0 million, and (iii) 125% of the revenue generated if such revenue is greater than $89.0 million during the calendar year 2022.

On January 29, 2021, the Medicare Administrative Contractor, Novitas Solutions ("Novitas"), published newly established, Category 1 reimbursement rates applicable to the Current Procedural Terminology ("CPT") codes 93241, 93243, 93245 and 93247 for the extended holter cardiac monitoring category.

As a result of the unexpected Novitas reimbursement rate reduction, on February 21, 2021, Hillrom asserted that a "Company Material Adverse Effect" occurred, and therefore the closing conditions were not satisfied. On February 28, 2021, Bardy filed a complaint against Hillrom in the Court of Chancery of the State of Delaware seeking, among other things, specific performance to compel Hillrom to close the transaction.

On April 10, 2021, Novitas published updated reimbursement rates applicable to CPT codes 93241, 93243, 93245 and 93247 and Hillrom reconfirmed its position that a “Company Material Adverse Effect” occurred.
Following a trial conducted during May 5-7, 2021, on July 9, 2021, the Court of Chancery of the State of Delaware ordered Hillrom to proceed with the closing of the Bardy Transaction, denying Hillrom’s claim of a "Company Material Adverse Effect". Hillrom now anticipates closing of the Bardy Transaction on or about August 6, 2021.

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

Note 4. Financing Agreements

Short-Term Borrowings

Securitization Facilities

On April 23, 2021, we renewed our 364-day accounts receivable securitization program (the " Securitization Facility ") with certain financial institutions for borrowings up to $110.0 million. Additionally, we renewed our 364-day facility for borrowings up to $90.0 million (the "Note Securitization Facility") on April 23, 2021. The terms and conditions of the renewed April 2021 facilities are substantially similar to the expired April 2020 facilities. As of June 30, 2021, outstanding borrowings were $98.3 million on the Securitization Facility and $90.0 million on the Note Securitization Facility. As of September 30, 2020, outstanding borrowings were $82.2 million on the Securitization Facility and $90.0 million on the Note Securitization Facility. Borrowings outstanding under the renewed Securitization Facility and renewed Note Securitization Facility bear interest at LIBOR plus the applicable margin of 0.78% and 0.85%.

Long-Term Debt

As of June 30, 2021, there were $160.0 million outstanding borrowings on the Revolving Credit Facility and available borrowing capacity was $1,030.0 million after giving effect to the outstanding standby letters of credit $10.0 million. As of September 30, 2020, there were no outstanding borrowings on the Revolving Credit Facility, and available borrowing capacity was $1,191.0 million after giving effect to $9.0 million of outstanding standby letters of credit.

Long-Term Debt Redemptions

On May 20, 2021, we redeemed the senior unsecured 5.00% notes due February 15, 2025 for $300.0 million using cash on hand and funds borrowed from both Securitization Facilities and the Revolving Credit Facility. For the three and nine months ended June 30, 2021, we recorded a loss on extinguishment of debt of $9.8 million, which was comprised of a $7.5 million prepayment premium and $2.3 million of debt issuance costs previously capitalized.

On October 7, 2019, we redeemed the senior unsecured 5.75% notes due September 2023 for $425.0 million and paid the prepayment premium of $12.2 million using the net proceeds from the senior unsecured 4.375% notes of $425.0 million maturing September 2027 that were issued in September 2019, along with funds borrowed from the Revolving Credit Facility. For the nine months ended June 30, 2020, we recorded a loss on extinguishment of debt of $15.6 million, which was comprised of a $12.2 million prepayment premium and $3.4 million of debt issuance costs previously capitalized.

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

The estimated fair values of our long-term debt instruments are described in the table below:

	June 30, 2021	September 30, 2020
Senior unsecured 5.00% notes due on February 15, 2025	$—	$310.1
Senior unsecured 4.375% notes due on September 15, 2027	443.3	441.2
Unsecured debentures	47.2	48.0
Total	$490.5	$799.3

The estimated fair values of our long-term unsecured debentures were based on observable inputs such as quoted prices in markets that are not active. The estimated fair values of the Senior Notes were based on quoted prices for similar liabilities. These fair value measurements were classified as Level 2.

Debt Covenants

As of June 30, 2021, we were in compliance with all debt covenants under our financing agreements.

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

Cash Flow Hedges

To manage our exposure to market risk from fluctuations in interest rates, we enter into interest rate swaps that are designated as cash flow hedges. As of June 30, 2021 and September 30, 2020, we had interest rate swap agreements with an aggregate notional amount of $750.0 million to hedge the variability of cash flows through August 2024 associated with a portion of the variable interest rate payments on outstanding borrowings under our Senior Credit Agreement.

We are subject to variability in foreign currency exchange rates due to our international operations. We enter into currency exchange contracts that are designated as cash flow hedges to manage our exposure arising from fluctuating exchange rates related to specific and projected transactions. We operate this program pursuant to documented corporate risk management policies and do not enter into derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to our assets, obligations, and projected results of operations denominated in foreign currencies. Our currency risk consists primarily of foreign currency denominated firm commitments and projected foreign currency denominated intercompany and third-party transactions. As of June 30, 2021 and September 30, 2020, the notional amount of outstanding currency exchange contracts was $8.1 million and $64.4 million, respectively. The maximum length of time over which we hedge transaction exposures is generally 12 months. Derivative gains and losses, initially reported as a component of Accumulated other comprehensive income (loss), are reclassified to earnings in the period when the underlying transaction affects earnings.

Net Investment Hedges

As of June 30, 2021 and September 30, 2020, we had cross-currency swap agreements, with an aggregate notional amount of $198.3 million, to hedge the variability of net assets due to changes in the U.S. dollar-Euro spot exchange rates through July 2023. These cross-currency swaps are designated as net investment hedges of subsidiaries using the Euro as their functional currency.

We assess hedge effectiveness under the spot-to-spot method and record changes in fair value attributable to the translation of foreign currencies through Accumulated other comprehensive income (loss). We amortize the impact of all other changes in fair value of the derivatives through Interest expense, which was income of $1.3 million and $3.9 million for both the three and nine months ended June 30, 2021 and 2020.

Undesignated Derivative Instruments

We use forward contracts to mitigate the foreign exchange revaluation risk associated with recorded monetary assets and liabilities that are denominated in a non-functional currency. These derivative instruments are not formally designated as hedges and the terms of these instruments generally do not exceed one month. As of June 30, 2021 and September 30, 2020, we had forward contracts not designated as hedges with aggregate notional amounts of $236.2 million and $169.9 million.

The following table summarizes unrealized and realized gains and losses for forward contracts not designated as hedges, which are recorded in Investment income (expense) and other, net.

	Three Months Ended June 30		Nine Months Ended June 30
	2021	2020	2021	2020
Unrealized gain (loss)	$(3.0)	$0.5	$(3.0)	$0.5
Realized gain (loss)	0.2	(0.1)	(1.0)	1.1

Fair Value

We classify fair value measurements on our derivative instruments as Level 2. The estimated fair values of our derivative instruments are described in the table below:

Derivative Instruments	June 30, 2021	September 30, 2020	Condensed Consolidated Balance Sheet Position
Interest Rate Swaps	$(25.9)	$(46.3)	Other current liabilities
Currency Exchange Contracts	(0.6)	(0.4)	Other current liabilities
Cross-Currency Swaps	6.0	9.7	Other assets
Undesignated Forward Contracts	(3.7)	—	Other current liabilities
Undesignated Forward Contracts	0.7	—	Other assets
Total	$(23.5)	$(37.0)
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

	Three Months Ended June 30		Nine Months Ended June 30		Condensed Consolidated Statements of Income Item
	2021	2020	2021	2020
Service cost	$0.5	$0.5	$1.5	$1.3	Cost of goods sold
Service cost	0.8	0.9	2.4	2.5	Selling and administrative expenses
Interest cost	1.8	1.9	5.5	6.8	Investment income (expense) and other, net
Expected return on plan assets	(2.9)	(3.4)	(8.8)	(10.8)	Investment income (expense) and other, net
Amortization of unrecognized prior service cost, net	—	—	—	0.1	Investment income (expense) and other, net
Amortization of net loss	1.6	1.9	4.7	5.0	Investment income (expense) and other, net
Net periodic benefit cost	$1.8	$1.8	$5.3	$4.9
Special termination benefits[1]	—	—	3.3	—	Special charges
Settlement (loss) gain[2]	—	(0.1)	—	8.4	Investment income (expense) and other, net
Net pension expense	$1.8	$1.7	$8.6	$13.3
1 In September 2020, we offered certain employees in the United States the option to participate in a voluntary early retirement plan. The employees who accepted the offer received special termination benefits during the nine months ended June 30, 2021, which were recorded as a component of Special charges in the Condensed Consolidated Statements of Income. See Note 8. Special Charges for further information.

2 On March 9, 2020, we transferred pension assets totaling $40.6 million to purchase annuity contracts for a certain population of retirees with a third-party insurance company. As a result, we recognized a non-cash settlement loss of $8.4 million for the for the nine months ended June 30, 2020, which is recorded as a component of Investment income (expense) and other, net in the Condensed Consolidated Statements of Income.

In addition to defined benefit retirement plans, we also offer two postretirement health care plans in the United States that provide health care benefits to qualified retirees and their dependents. The plans are closed to new participants and include retiree cost sharing provisions and generally extend retiree coverage for medical and prescription benefits beyond the COBRA continuation period to the date of Medicare eligibility. Annual costs related to these plans are not significant. In connection with the voluntary early retirement plan offered in September 2020, we incurred $0.2 million of special termination benefits related to our postretirement health care plan during the nine months ended June 30, 2021. The amount was recorded as a recorded as a component of Special charges in the Condensed Consolidated Statements of Income. See Note 8. Special Charges for further information.

We have defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees. The general purpose of these plans is to provide additional financial security in retirement by providing employees with an incentive to regularly save a portion of their earnings. Our contributions to the plans are based on eligibility and, in some cases, employee contributions. Expense under these plans was $7.3 million and $23.1 million for the three and nine months ended June 30, 2021 and $7.3 million and $23.6 million for the three and nine months ended June 30, 2020.

Note 7. Other Comprehensive Income (Loss)

The following tables represent the changes in Other comprehensive income (loss) and Accumulated other comprehensive income (loss) by component for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance [2]
Derivative instruments designated as hedges [1]:
Currency exchange contracts	$2.2	$(1.2)	$1.0	$(0.3)	$0.7	$(1.2)	$0.7	$(0.5)
Interest rate swaps	7.4	(4.0)	3.4	(0.8)	2.6	(22.5)	2.6	(19.9)
Cross-currency swaps	(2.7)	—	(2.7)	0.6	(2.1)	4.9	(2.1)	2.8
Derivative instruments designated as hedges total	$6.9	$(5.2)	$1.7	$(0.5)	$1.2	$(18.8)	$1.2	$(17.6)
Foreign currency translation adjustment	11.7	—	11.7	—	11.7	(95.9)	11.7	(84.2)
Change in pension and postretirement defined benefit plans	(0.1)	1.2	1.1	(0.3)	0.8	(38.5)	0.8	(37.7)
Total	$18.5	$(4.0)	$14.5	$(0.8)	$13.7	$(153.2)	$13.7	$(139.5)

	Three Months Ended June 30, 2020
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Derivative instruments designated as hedges [1]:
Currency exchange contracts	$0.4	$(1.2)	$(0.8)	$0.2	$(0.6)	$—	$(0.6)	$(0.6)
Interest rate swaps	(2.9)	(1.7)	(4.6)	1.1	(3.5)	(34.8)	(3.5)	(38.3)
Cross-currency swaps	(3.5)	—	(3.5)	0.9	(2.6)	16.3	(2.6)	13.7
Derivative instruments designated as hedges total	$(6.0)	$(2.9)	$(8.9)	$2.2	$(6.7)	$(18.5)	$(6.7)	$(25.2)
Foreign currency translation adjustment	17.1	—	17.1	—	17.1	(153.9)	17.1	(136.8)
Change in pension and postretirement defined benefit plans	0.2	1.4	1.6	(0.6)	1.0	(51.2)	1.0	(50.2)
Total	$11.3	$(1.5)	$9.8	$1.6	$11.4	$(223.6)	$11.4	$(212.2)

The following tables represent the changes in Other comprehensive income (loss) and Accumulated other comprehensive income (loss) by component for the nine months ended June 30, 2021 and 2020.

	Nine Months Ended June 30, 2021
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance [2]
Derivative instruments designated as hedges [1]:
Currency exchange contracts	$2.8	$(3.0)	$(0.2)	$—	$(0.2)	$(0.3)	$(0.2)	$(0.5)
Interest rate swaps	31.2	(10.7)	20.5	(4.7)	15.8	(35.7)	15.8	(19.9)
Cross-currency swaps	(5.0)	—	(5.0)	1.1	(3.9)	6.7	(3.9)	2.8
Derivative instruments designated as hedges total	$29.0	$(13.7)	$15.3	$(3.6)	$11.7	$(29.3)	$11.7	$(17.6)
Foreign currency translation adjustment	26.5	—	26.5	—	26.5	(110.7)	26.5	(84.2)
Change in pension and postretirement defined benefit plans	(0.3)	3.7	3.4	(0.9)	2.5	(40.2)	2.5	(37.7)
Total	$55.2	$(10.0)	$45.2	$(4.5)	$40.7	$(180.2)	$40.7	$(139.5)

	Nine Months Ended June 30, 2020
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Derivative instruments designated as hedges [1]:
Currency exchange contracts	$0.1	$(1.1)	$(1.0)	$0.2	$(0.8)	$0.2	$(0.8)	$(0.6)
Interest rate swaps	(41.7)	(1.3)	(43.0)	9.9	(33.1)	(5.2)	(33.1)	(38.3)
Cross-currency swaps	1.9	—	1.9	(0.4)	1.5	12.2	1.5	13.7
Derivative instruments designated as hedges total	$(39.7)	$(2.4)	$(42.1)	$9.7	$(32.4)	$7.2	$(32.4)	$(25.2)
Foreign currency translation adjustment	8.6	—	8.6	—	8.6	(145.4)	8.6	(136.8)
Change in pension and postretirement defined benefit plans	0.1	(7.7)	(7.6)	1.7	(5.9)	(44.3)	(5.9)	(50.2)
Total	$(31.0)	$(10.1)	$(41.1)	$11.4	$(29.7)	$(182.5)	$(29.7)	$(212.2)

1 See Note 5. Derivative Instruments and Hedging Activity for information regarding our hedging strategies.
2 The estimated net amount of gains and losses reported in Accumulated other comprehensive income (loss) related to our derivative instruments designated as hedges as of June 30, 2021 that are expected to be reclassified into earnings within the next 12 months is an expense of $6.0 million.

The following tables represent the items reclassified out of Accumulated other comprehensive income (loss) and the related tax effects for the three and nine months ended June 30, 2021 and 2020:

	Three Months Ended June 30
	2021			2020
	Amount reclassified	Tax effect	Net of tax	Amount reclassified	Tax effect	Net of tax
Derivative instruments designated as hedges:
Currency exchange contracts [1]	$(1.2)	$0.3	$(0.9)	$(1.2)	$0.4	$(0.8)
Interest rate swaps [2]	(4.0)	1.0	(3.0)	(1.7)	0.4	(1.3)
Derivative instruments designated as hedges total	$(5.2)	$1.3	$(3.9)	$(2.9)	$0.8	$(2.1)
Change in pension and postretirement defined benefit plans [3]	$1.2	$(0.3)	$0.9	$1.4	$(0.6)	$0.8

	Nine Months Ended June 30
	2021			2020
	Amount reclassified	Tax effect	Net of tax	Amount reclassified	Tax effect	Net of tax
Derivative instruments designated as hedges:
Currency exchange contracts [1]	$(3.0)	$0.7	$(2.3)	$(1.1)	$0.3	$(0.8)
Interest rate swaps [2]	(10.7)	2.5	(8.2)	(1.3)	0.3	(1.0)
Derivative instruments designated as hedges total	$(13.7)	$3.2	$(10.5)	$(2.4)	$0.6	$(1.8)
Change in pension and postretirement defined benefit plans [3]	$3.7	$(0.9)	$2.8	$(7.7)	$1.7	$(6.0)
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

Note 8. Special Charges

Special charges are incurred in connection with various transformative initiatives, exit activities, and organizational changes to improve our business alignment and cost structure. Although these charges are infrequent and unusual in nature, additional Special charges are expected to be incurred. It is not practicable to estimate the amount of these future expected costs until such time as the evaluations are complete. The following table summarizes the Special charges recognized for the three and nine months ended June 30, 2021 and 2020.

Special Charges	Three Months Ended June 30		Nine Months Ended June 30
	2021	2020	2021	2020
Global information technology transformation	$3.0	$6.7	$8.1	$15.3
Workforce reduction plan	0.4	—	24.0	—
Integration-related activities	2.1	2.4	7.6	9.2
Site consolidation and other cost optimization activities, including related severance cost	0.4	0.4	0.4	1.6
Total Special Charges	$5.9	$9.5	$40.1	$26.1

Global Information Technology Transformation

In fiscal 2019, management initiated a global information technology transformation, including rationalizing and transforming our enterprise resource planning software solutions and other complementary information technology systems.

The objective of this initiative is to consolidate and streamline our key workstreams that interact with customers and vendors and support our financial reporting processes while maintaining the security of our data. The solutions designed under this initiative will be implemented over the next four to six years.

Workforce Reduction Plan

On September 15, 2020, we committed to a workforce reduction plan as part of the continued business optimization initiatives to advance our strategy and growth platforms and improve our operations and cost structure. The workforce reduction plan includes a voluntary retirement program and involuntary severance actions. For the three and nine months ended June 30, 2021, we incurred $0.4 million and $24.0 million related to this initiative within Special charges.

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

For all accrued severance and other benefit charges described above, we record reserves within Other current liabilities. The following table summarizes the reserve activity for severance and other benefits for the nine months ended June 30, 2021.

Balance as of September 30, 2020	$11.3
Expenses	21.8
Cash payments	(22.0)
Reversals	(0.1)
Balance as of June 30, 2021	$11.0

Note 9. Income Taxes

The effective tax rate for the three months ended June 30, 2021 was 18.7% compared to 21.9% for the three months ended June 30, 2020. The rate was lower for the three months ended June 30, 2021 primarily due to lower foreign income subject to taxes in the United States compared to the three months ended June 30, 2020.

The effective tax rate for the nine months ended June 30, 2021 was 18.2% compared to 17.8% for the nine months ended June 30, 2020. The rate was lower for the nine months ended June 30, 2020 primarily due to the favorable impact of excess tax benefits on deductible stock compensation compared to the nine months ended June 30, 2021. The effective tax rate for the nine months ended June 30, 2020 was also favorably impacted by the reduction of the contingent consideration accrual of $8.4 million, that was not subject to tax.

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

Earnings per share are calculated as follows (share amounts in thousands):

	Three Months Ended June 30		Nine Months Ended June 30
	2021	2020	2021	2020
Net Income	$49.2	$93.9	$195.1	$180.6

Net Income per Basic Common Share	$0.74	$1.41	$2.94	$2.71

Net Income per Diluted Common Share	$0.74	$1.40	$2.92	$2.68

Average Basic Common Shares Outstanding	66,267	66,558	66,353	66,660
Add potential effect of exercise of stock options and other unvested equity awards	574	625	516	632
Average Diluted Common Shares Outstanding	66,841	67,183	66,869	67,292

Shares with anti-dilutive effect excluded from the computation of diluted EPS	265	291	467	298

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

	Three Months Ended June 30		Nine Months Ended June 30
	2021	2020	2021	2020
Net Revenue - United States:
Patient Support Systems	$275.0	$316.9	$829.7	$872.8
Front Line Care	186.7	167.8	564.4	525.2
Surgical Solutions	39.7	22.5	109.3	97.6
Total net revenue - United States	$501.4	$507.2	$1,503.4	$1,495.6

Net Revenue - Outside of the United States (“OUS”):
Patient Support Systems	$101.1	$130.9	$322.1	$301.2
Front Line Care	79.2	84.3	256.4	239.8
Surgical Solutions	36.0	45.1	138.9	139.1
Total net revenue - OUS	$216.3	$260.3	$717.4	$680.1

Net Revenue:
Patient Support Systems	$376.1	$447.8	$1,151.8	$1,174.0
Front Line Care	265.9	252.1	820.8	765.0
Surgical Solutions	75.7	67.6	248.2	236.7
Total net revenue	$717.7	$767.5	$2,220.8	$2,175.7

Divisional Income:
Patient Support Systems	$74.7	$129.2	$258.0	$262.4
Front Line Care	83.4	81.1	261.1	232.5
Surgical Solutions	9.7	4.7	38.1	31.0

Other Operating Costs:
Non-allocated operating costs, administrative costs, and other	72.5	70.2	231.0	198.3
Special charges	5.9	9.5	40.1	26.1
Operating Profit	89.4	135.3	286.1	301.5

Interest expense	(15.7)	(17.3)	(50.6)	(55.8)
Loss on extinguishment of debt	(9.8)	—	(9.8)	(15.6)
Investment income (expense) and other, net	(3.4)	2.2	12.7	(10.5)
Income Before Income Taxes	$60.5	$120.2	$238.4	$219.6

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

The Company has received a subpoena from the United States Office of Inspector General for the Department of Health and Human Services (the “DHHS”) requesting documents and information related to compliance with the False Claims Act (“FCA”) and the Anti-Kickback Statute (the “AKS”) by certain of its subsidiaries with respect to the Company’s direct to consumer business. The Company has voluntarily contacted DHHS with respect to these matters including its compliance with the FCA and the AKS. The Company is conducting an ongoing internal review and cooperating fully with the DHHS with respect to these matters.

At this stage of the inquiries, the Company is unable to predict the ultimate outcome of these matters or what impact, if any, the outcome of these matters might have on the Company's consolidated financial position, results of operations or cash flows. Violations of the FCA and AKS may result in a range of possible penalties, however, at this time, no claims have been made against the Company.

As described in Note 3. Business Combinations, on February 28, 2021, Bardy filed a complaint against Hillrom in the Court of Chancery of the State of Delaware seeking, among other things, specific performance to compel Hillrom to close the Bardy Transaction.

On July 9, 2021, the Court of Chancery of the State of Delaware ordered Hillrom to proceed with the closing of the Bardy Transaction, denying Hillrom’s claim of a "Company Material Adverse Effect". Hillrom now anticipates closing of the Bardy Transaction on or about August 6, 2021. See Note 3. Business Combinations for additional information.

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

The Impacts of COVID-19 on Hillrom

COVID-19 has impacted global economies as travel, leisure and discretionary consumer spending has reduced significantly causing companies to make commensurate changes to their investments, human capital, and financial outlooks. The United States and countries around the world continue to take precautionary and preventive measures to reduce the spread of COVID-19. Prospects for an eventual path out of the crisis have improved as COVID-19 vaccines were authorized for use globally and governments began executing plans to distribute the vaccines to the public as supplies become available over the course of fiscal 2021. However, the timing of return to historical operating levels remains uncertain due to external factors such as policymaker decisions to remove certain restrictions, as they evaluate the continued infection rate and COVID-19 related deaths, the emergence of new variants of the virus, potential future outbreaks, the distribution of available vaccines, and people's willingness to take the vaccine.

Revenues and Customers

During the first six months of fiscal 2021 compared to the same period in fiscal 2020, there was an increase in COVID-19 confirmed cases and hospitalizations which resulted in higher demand globally for select products within Patient Support Systems such as intensive care unit and med-surg beds and specialty surfaces, including our rental portfolio. We also experienced higher than expected recovery in portions of our remaining portfolio that had previously been limited due to hospital access and physician practice restrictions.

During the three months ended June 30, 2021 compared to the three months ended June 30, 2020, there was lower demand globally for products used in the treatment of patients diagnosed with COVID-19. The lower demand was due to declining COVID-19 confirmed cases and hospitalizations during the three months ended June 30, 2021 and the absence of the significant one-time COVID-19 purchases made during the three months ended June 30, 2020. This resulted in lower demand globally for intensive care unit and med-surg beds and specialty surfaces within Patient Support Systems and respiratory health ventilators within Front Line Care that were used in the treatment of patients diagnosed with COVID-19. As hospital access and physician practice restrictions continue to moderate in the primary markets we serve and return to more normal operating activities, we continue to experience an increase in revenue in our care communications business, Surgical Solutions business and products used within the physician practice setting.

For the fourth quarter of 2021, we expect product demand to reflect hospitals and physician practices return to more normal operating activities as effective efforts to control the spread of COVID-19 continue across the world. For the nine months ended June 30, 2021, we estimated that approximately $80.0 million of revenue recognized related to one-time COVID-19 purchases. The impact of these sales are described within our Results of Operations.

Operations and Workforce

The COVID-19 pandemic did not significantly impact Hillrom’s operations related to their workforce or supply chain. Our production facilities have remained open and employment levels have remained consistent. Many employees in our administrative functions have effectively worked remotely since mid-March 2020. In other areas of the business, we have adapted our processes and used technology to continue to effectively execute on our strategic priorities as well as daily operating activities. A workforce reintegration plan is underway to facilitate a return to the office. The reintegration plans included safety measures and procedures in compliance with local laws and regulations to ensure a safe work environment for employees that return to the office.

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

Net Revenue

(In millions)					U.S.	OUS
	Three Months Ended June 30		Change As Reported	Constant Currency	Change As Reported	Change As Reported	Constant Currency
	2021	2020
Net Revenue:
Product sales and service	$635.5	$685.8	(7.3)%	(9.8)%	(1.4)%	(17.6)%	(24.4)%
Rental revenue	82.2	81.7	0.6%	(0.5)%	0.7%	—%	(9.3)%
Total net revenue	$717.7	$767.5	(6.5)%	(8.8)%	(1.1)%	(16.9)%	(23.9)%

Net Revenue:
Patient Support Systems	$376.1	$447.8	(16.0)%	(18.1)%	(13.2)%	(22.8)%	(29.8)%
Front Line Care	265.9	252.1	5.5%	3.0%	11.3%	(6.0)%	(13.6)%
Surgical Solutions	75.7	67.6	12.0%	8.1%	76.4%	(20.2)%	(25.7)%
Total net revenue	$717.7	$767.5	(6.5)%	(8.8)%	(1.1)%	(16.9)%	(23.9)%

OUS - Outside of the United States

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Consolidated Revenue

Product sales and service revenue decreased 7.3% on a reported basis, and 9.8% on a constant currency basis, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The decrease was primarily driven by lower demand globally for products used in the treatment of patients diagnosed with COVID-19. The lower demand was due to declining COVID-19 confirmed cases and hospitalizations during the three months ended June 30, 2021 and the absence of the significant one-time COVID-19 purchases made during the three months ended June 30, 2020. This was offset by an increase in revenue in our care communications business, Surgical Solutions business and higher demand for products used within the physician practice setting as hospitals and physician offices restrictions continue to moderate in the primary markets we serve and return to more normal operating activities.

Rental revenue increased 0.6% on a reported basis, and decreased 0.5% on a constant currency basis, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The decrease on a constant currency basis was primarily driven by a reduction in the deployment of beds on a global basis within Patient Support Systems that related to hospital needs for COVID-19.

Business Segment Revenue

Patient Support Systems revenue decreased 16.0% on a reported basis, and 18.1% on a constant currency basis, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The decrease was primarily driven by declining COVID-19 confirmed cases and hospitalizations during the three months ended June 30, 2021 and the absence of the significant one-time COVID-19 purchases made during the three months ended June 30, 2020. This led to lower demand globally for the intensive care unit and med-surg beds, specialty surfaces and our rental revenue. The decrease was partially offset by increases in revenue in our care communications business as hospital access restrictions continue to moderate in the primary markets we serve and return to more normal operating activities.

Front Line Care revenue increased 5.5% on a reported basis, and 3.0% on a constant currency basis, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily driven by sales of patient diagnostic products, such as vision care and cardiology as physician offices continue to return to more normal operating activities. This was partially offset by the absence of significant one-time COVID-19 purchases for respiratory health ventilators made during the three months ended June 30, 2020.

Surgical Solutions revenue increased 12.0% on a reported basis, and 8.1% on a constant currency basis, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily driven by increased sales of operating room tables as hospitals continue to return to more normal operating activities.

Net Revenue

(In millions)					U.S.	OUS
	Nine Months Ended June 30		Change As Reported	Constant Currency	Change As Reported	Change As Reported	Constant Currency
	2021	2020
Net Revenue:
Product sales and service	$1,956.5	$1,947.1	0.5%	(1.8)%	(2.1)%	5.6%	(1.3)%
Rental revenue	264.3	228.6	15.6%	14.6%	17.5%	2.8%	(5.6)%
Total net revenue	$2,220.8	$2,175.7	2.1%	(0.1)%	0.5%	5.5%	(1.5)%

Net Revenue:
Patient Support Systems	$1,151.8	$1,174.0	(1.9)%	(3.8)%	(4.9)%	6.9%	(0.6)%
Front Line Care	820.8	765.0	7.3%	5.3%	7.5%	6.9%	0.7%
Surgical Solutions	248.2	236.7	4.9%	0.8%	12.0%	(0.1)%	(7.1)%
Total net revenue	$2,220.8	$2,175.7	2.1%	(0.1)%	0.5%	5.5%	(1.5)%

OUS - Outside of the United States

Nine Months Ended June 30, 2021 Compared to the Nine Months Ended June 30, 2020

Consolidated Revenue

Product sales and service revenue increased 0.5% on a reported basis, and decreased 1.8% on a constant currency basis, for the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020. The decrease on a constant currency basis was primarily driven by the absence of the significant one-time COVID-19 purchases made during the nine months ended June 30, 2020. The decrease was partially offset by higher demand globally for select products within Patient Support Systems due to an increase in COVID-19 confirmed cases and hospitalizations during the first six months of fiscal 2021 compared to the same period in fiscal 2020. This decrease was further offset by an increase in revenue in our care communications business, Surgical Solutions business and higher demand for products used within the physician practice setting as hospitals and physician offices restrictions continue to moderate in the primary markets we serve and return to more normal operating activities.
Rental revenue increased 15.6% on a reported basis, and 14.6% on a constant currency basis, for the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020. The increase was primarily driven by an increase in the deployment of beds on a global basis within Patient Support Systems that related to hospital needs for COVID-19 patients.

Business Segment Revenue

Patient Support Systems revenue decreased 1.9% on a reported basis, and 3.8% on a constant currency basis, for the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020. The decrease was primarily driven by the absence of the significant one-time COVID-19 purchases made during the nine months ended June 30, 2020 of intensive care unit and med-surg beds and specialty surfaces. The decrease was partially offset by higher demand globally for select products, including our rental portfolio, due to an increase in COVID-19 confirmed cases and hospitalizations during the first six months of fiscal 2021 compared to the same period in fiscal 2020. The decrease was further offset by increases in revenue in our care communications business as hospital access restrictions continue to moderate in the primary markets we serve and return to more normal operating activities.

Front Line Care revenue increased 7.3% on a reported basis, and 5.3% on a constant currency basis, for the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020. The increase was primarily driven by global sales of patient monitoring and diagnostic products, including vision care and cardiology. The increase was partially offset by the absence of significant one-time COVID-19 purchases of respiratory health ventilators during the nine months ended June 30, 2020.

Surgical Solutions revenue increased 4.9% on a reported basis, and 0.8% on a constant currency basis, for the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020 primarily driven by increased sales of operating room tables as hospitals begin to return to more normal operating activities, partially offset by the global exit of the original equipment manufacturer business.

Gross Profit

(In millions)	Three Months Ended June 30		Nine Months Ended June 30
	2021	2020	2021	2020
Gross Profit [1]
Product sales and service	$328.9	$362.7	$1,007.6	$1,000.5
Percent of Related Net Revenue	51.8%	52.9%	51.5%	51.4%

Rental	$45.6	$46.3	$153.5	$117.7
Percent of Related Net Revenue	55.5%	56.7%	58.1%	51.5%

Total Gross Profit	$374.5	$409.0	$1,161.1	$1,118.2
Percent of Total Net Revenue	52.2%	53.3%	52.3%	51.4%
1 Gross Profit is calculated as net product sales and service revenue and rental revenue less the related cost of goods sold or rental expenses as disclosed on the face of the Condensed Consolidated Statements of Income.

Three and nine months ended June 30, 2021 Compared to the Three and nine months ended June 30, 2020

Product sales and service gross profit decreased by $33.8 million, or 9.3% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The decrease was primarily driven by lower demand globally of higher margin products used in the treatment of patients with COVID-19, offset by improved cost efficiencies within our supply chain operations.

Product sales and service gross profit increased by $7.1 million or 0.7% for the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020. The increase was primarily driven by favorable product mix and improved cost efficiencies within our supply chain operations, partially offset by lower demand globally for those higher margin products used in the treatment of COVID-19 patients during the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020.

Rental gross profit decreased by $0.7 million, or 1.5% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and remained consistent as a percentage of revenue. Rental gross profit increased by $35.8 million, or 30.4% for the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020, primarily driven by higher volumes and lower costs associated with servicing the Patient Support Systems rental portfolio due to increased rental durations related to hospital needs for COVID-19 patients.

Operating Expenses

(In millions)	Three Months Ended June 30		Nine Months Ended June 30
	2021	2020	2021	2020
Research and development expenses	$36.3	$34.4	$105.6	$100.3
Percent of Total Net Revenue	5.1%	4.5%	4.8%	4.6%

Selling and administrative expenses	$215.9	$202.3	$648.6	$609.0
Percent of Total Net Revenue	30.1%	26.4%	29.2%	28.0%

Acquisition-related intangible asset amortization	$27.0	$27.5	$80.7	$81.3
Percent of Total Net Revenue	3.8%	3.6%	3.6%	3.7%

Three and nine months ended June 30, 2021 Compared to the Three and nine months ended June 30, 2020

Research and development expenses increased by $1.9 million or 5.5% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due to timing of projects.

Research and development expenses increased by $5.3 million or 5.3% for the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020 and remained consistent as a percentage of revenue.

Selling and administrative expenses increased by $13.6 million or 6.7% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to litigation expenses incurred related to the merger agreement with Bardy, increased headcount due to business growth, as well as higher spending related to business travel and marketing.

Selling and administrative expenses increased by $39.6 million or 6.5% for the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020 primarily due to higher variable compensation linked to performance, investments in resources related to growth initiatives internationally and within the Care Communications business, litigation expenses incurred related to the merger agreement with Bardy, and an increase in costs related to our IT transformation efforts. This is partially offset by a decrease in spending related business travel and marketing. See Note 3. Business Combinations for further information on the litigation.

Acquisition-related intangible asset amortization remained relatively consistent declining by $0.5 million and $0.6 million, or 1.8% and 0.7% for the three and nine months ended June 30, 2021 compared to the three and nine months ended June 30, 2020. See Note 3. Business Combinations for further information on acquired intangible assets.

Special Charges and Other

(In millions)	Three Months Ended June 30		Nine Months Ended June 30
	2021	2020	2021	2020
Special charges	$5.9	$9.5	$40.1	$26.1
Interest expense	(15.7)	(17.3)	(50.6)	(55.8)
Loss on extinguishment of debt	(9.8)	—	(9.8)	(15.6)
Investment income (expense) and other, net	(3.4)	2.2	12.7	(10.5)

Three and nine months ended June 30, 2021 Compared to the Three and nine months ended June 30, 2020

In connection with various transformative initiatives, exit activities, and organizational changes to improve our business alignment and cost structure, we recognized Special charges of $5.9 million and $40.1 million for the three and nine months ended June 30, 2021 compared to $9.5 million and $26.1 million for the three and nine months ended June 30, 2020. For the nine months ended June 30, 2021, we incurred $24.0 million related to the Workforce Reduction Plan. These charges related to the initiatives described in Note 8. Special Charges.

Interest expense decreased $1.6 million, or 9.2% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due to lower borrowings outstanding. Interest expense decreased $5.2 million, or 9.3% for the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020 due to lower borrowings outstanding and a decline in LIBOR impacting our variable rate debt under the Securitization and Revolving Credit Facilities. See Note 4. Financing Agreements for further information.

Loss on extinguishment of debt for the three and nine months ended June 30, 2021 related to the redemption of our senior unsecured 5.00% notes of $300 million in May 2021, which was comprised of a $7.5 million prepayment premium and $2.3 million of debt issuance costs previously capitalized. Loss on extinguishment of debt for the nine months ended June 30, 2020 related to the refinancing of senior unsecured notes of $425.0 million in September 2019, which was comprised of a $12.2 million prepayment premium and $3.4 million of debt issuance costs previously capitalized. See Note 4. Financing Agreements for further information.

Investment income (expense) and other, net for the three months ended June 30, 2021 was expense of $3.4 million comprised primarily of losses from foreign exchange of $2.6 million due to unfavorable movements in foreign exchange rates. Investment income (expense) and other, net for the three months ended June 30, 2020 was income of $2.2 million comprised primarily of government aid received under programs related to COVID-19 and a litigation settlement award.

Investment income (expense) and other, net for the nine months ended June 30, 2021 was income of $12.7 million comprised primarily of settlement awards of $8.8 million and an insurance settlement of $5.3 million related to covered losses in prior periods offset by losses from foreign exchange of $1.5 million due to unfavorable movements in foreign exchange rates. Investment income (expense) and other, net for the nine months ended June 30, 2020 was expense of $10.5 million comprised primarily of a non-cash pension plan settlement loss of $8.4 million, investment losses of $2.0 million and unfavorable movements in foreign exchange rates. These balances were partially offset by government aid received under programs related to COVID-19 and a litigation settlement award.

Income Tax Expense

Three months ended June 30, 2021 Compared to the Three months ended June 30, 2020

The effective tax rate for the three months ended June 30, 2021 was 18.7% compared to 21.9% for the three months ended June 30, 2020. The rate was lower for the three months ended June 30, 2021 primarily due to lower foreign income subject to taxes in the United States compared to the three months ended June 30, 2020.

The adjusted effective tax rate for the three months ended June 30, 2021 was 21.0% compared to 20.5% for the three months ended June 30, 2020. The adjusted effective tax rate for the three months ended June 30, 2021 increased compared to the three months ended June 30, 2020 primarily due to differences in period items, including differences between our prior year tax provision and our filed returns.

Nine Months Ended June 30, 2021 Compared to the Nine Months Ended June 30, 2020

The effective tax rate for the nine months ended June 30, 2021 was 18.2% compared to 17.8% for the nine months ended June 30, 2020. The rate was lower for the nine months ended June 30, 2020 primarily due to the favorable impact of excess tax benefits on deductible stock compensation compared to the nine months ended June 30, 2021. The effective tax rate for the nine months ended June 30, 2020 was also favorably impacted by the reduction of the contingent consideration accrual of $8.4 million, that was not subject to tax.

The adjusted effective tax rate for the nine months ended June 30, 2021 was 20.5% compared to 19.7% for the nine months ended June 30, 2020. The adjusted effective tax rate increased primarily due to the prior year favorable impact of excess tax benefits on deductible stock compensation.

Earnings per Share

Three months ended June 30, 2021 Compared to the Three months ended June 30, 2020

Diluted earnings per share decreased from $1.40 to $0.74 for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily driven by lower operating profits due to lower revenue levels in the June 2021 quarter, increase in litigation expenses incurred related to the Bardy transaction and the $9.8 million loss on extinguishment of debt.

Nine Months Ended June 30, 2021 Compared to the Nine Months Ended June 30, 2020

Diluted earnings per share increased from $2.68 to $2.92 for the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020 primarily driven by higher gross profits due to higher revenues, receipt of settlement awards of $8.8 million, insurance settlement of $5.3 million, and the absence of the prior year non-cash pension settlement loss of $8.4 million. The increase was partially offset by higher operating expense levels, including litigation expenses incurred related to the Bardy transaction, and higher special charges.

Business Segment Divisional Income

(In millions)	Three Months Ended June 30		Change As Reported	Nine Months Ended June 30		Change As Reported
	2021	2020		2021	2020
Divisional Income:
Patient Support Systems	$74.7	$129.2	(42.2)%	$258.0	$262.4	(1.7)%
Front Line Care	83.4	81.1	2.8%	261.1	232.5	12.3%
Surgical Solutions	9.7	4.7	106.4%	38.1	31.0	22.9%

Refer to Note 11. Segment Reporting for a description of how divisional income is determined.

Three and nine months ended June 30, 2021 Compared to the Three and nine months ended June 30, 2020

Patient Support Systems divisional income decreased $54.5 million and $4.4 million, or 42.2% and 1.7% for the three and nine months ended June 30, 2021 compared to the three and nine months ended June 30, 2020. The decrease was primarily driven by lower demand globally of higher margin products.

Front Line Care divisional income increased $2.3 million and $28.6 million, or 2.8% and 12.3% for the three and nine months ended June 30, 2021 compared to the three and nine months ended June 30, 2020. The increase was primarily driven by higher global sales of patient diagnostic products, including vision care and cardiology, partially offset by lower sales of respiratory health ventilators compared to the prior year due to declining demand for products used in the treatment of COVID-19 patients.

Surgical Solutions divisional income increased $5.0 million and increased $7.1 million, or 106.4% and 22.9% for the three and nine months ended June 30, 2021 compared to the three and nine months ended June 30, 2020, primarily driven by increased sales of operating room tables as hospitals began to return to more normal operating activities, offset by the global exit of the original equipment manufacturer business.

As Reported and Adjusted Earnings

Operating margin, income before income taxes, income tax expense and earnings attributable to common shareholders per diluted share are summarized in the tables below for the three and nine months ended June 30, 2021 and 2020. As Reported amounts are adjusted for certain items to aid management in evaluating the performance of the business. Investors should consider these measures in addition to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. Income tax expense is computed by applying a blended statutory tax rate based on the jurisdictional mix of the respective before tax adjustment.

	Three Months Ended June 30, 2021				Three Months Ended June 30, 2020
	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS
As Reported	12.5%	$60.5	$11.3	$0.74	17.6%	$120.2	$26.3	$1.40
Adjustments:
Acquisition and integration costs and related fair value adjustments [1]	1.0%	7.2	1.6	0.08	0.2%	1.2	0.5	0.01
Acquisition-related intangible asset amortization [2]	3.8%	27.0	6.6	0.31	3.6%	27.5	6.6	0.31
Field corrective actions [3]	—%	—	—	—	0.1%	0.8	0.2	0.01
Regulatory compliance costs [4]	0.9%	6.2	1.5	0.07	0.5%	4.1	1.1	0.04
Special charges [5]	0.7%	5.9	1.2	0.07	1.2%	9.5	2.5	0.10
Debt refinancing costs [6]	—%	9.8	2.3	0.11	—%	—	—	—
Loss on disposition of business [7]	—%	—	—	—	—%	(0.3)	(4.2)	0.06
Pension settlement expense [8]	—%	—	—	—	—%	(0.1)	—	—
COVID-19 related costs and benefits, net [9]	—%	—	—	—	0.5%	1.9	0.8	0.02
Adjusted Earnings	18.9%	$116.6	$24.5	$1.38	23.7%	$164.8	$33.8	$1.95
[1] Acquisition and integration costs and related fair value adjustments include legal and professional fees, temporary labor, consulting and other costs related to business development activities and the closing and integration of acquired businesses. For acquired businesses, this also includes fair value adjustments related to contingent considerations, and purchase accounting adjustments for deferred revenue and other items. For the three months ended June 30, 2020, a net benefit from fair value adjustments of $0.7 million represents purchase accounting adjustments for deferred revenue and contingent consideration associated with our business combinations in Note 3. Business Combinations.

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

[6] Debt refinancing costs are expenses related to the costs incurred for the redemption of our senior unsecured notes due 2025. For the three months ended June 30, 2021, debt refinancing costs include a loss on extinguishment of debt of $9.8 million related to the redemption of all of our previously outstanding senior unsecured 5.00% notes due February 2025 as discussed within Note 4. Financing Agreements.

[7] Loss on disposition of business relates to net losses recorded in Investment income (expense) and other, net and additional tax expense of $4.1 million as a result of a change in the taxable gain resulting from business dispositions, which occurred in August 2019.

[8] Pension settlement expense represents an actuarial adjustment totaling $0.1 million recorded as a component of Investment income (expense) and other, net. See Note 8. Retirement and Postretirement Benefits Plans within the 2020 Form 10-K for the fiscal year ended September 30, 2020 for additional information.

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

	Nine Months Ended June 30, 2021				Nine Months Ended June 30, 2020
	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS
As Reported	12.9%	$238.4	$43.3	$2.92	13.9%	$219.6	$39.0	$2.68
Adjustments:
Acquisition and integration costs and related fair value adjustments [1]	0.6%	13.9	3.2	0.16	(0.1)%	(2.6)	1.4	(0.06)
Acquisition-related intangible asset amortization [2]	3.6%	80.7	19.6	0.91	3.7%	81.3	19.6	0.92
Field corrective actions [3]	0.1%	1.6	0.4	0.02	0.1%	2.1	0.6	0.02
Regulatory compliance costs [4]	0.6%	12.5	3.1	0.14	0.5%	12.9	3.1	0.15
Special charges [5]	1.8%	40.1	9.7	0.46	1.2%	26.1	6.1	0.30
Debt refinancing costs [6]	—%	9.8	2.3	0.11	—%	16.1	3.7	0.18
Loss on disposition of business [7]	—%	—	—	—	—%	0.2	(4.1)	0.06
Pension settlement expense [8]	—%	—	—	—	—%	8.4	1.9	0.10
Litigation settlements [9]	—%	(6.8)	(1.6)	(0.08)	—%	(1.2)	(0.3)	(0.01)
COVID-19 related costs and benefits, net [10]	—%	(0.1)	—	—	0.2%	1.9	0.8	0.02
Adjusted Earnings	19.6%	$390.1	$80.0	$4.64	19.5%	$364.8	$71.8	$4.36
[1] Acquisition and integration costs and related fair value adjustments include legal and professional fees, temporary labor, consulting and other costs related to business development activities and the closing and integration of acquired businesses. For acquired businesses, this also includes fair value adjustments related to contingent considerations, and purchase accounting adjustments for deferred revenue and other items. For the nine months ended June 30, 2021 and 2020, a net benefit from fair value adjustments of $1.5 million and $6.9 million, respectively, represents purchase accounting adjustments for deferred revenue and contingent consideration associated with our business combinations in Note 3. Business Combinations.

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

[6] Debt refinancing costs are expenses related to the costs incurred between the issuance and redemption of our senior unsecured notes due 2027 and 2023, and the redemption of our senior unsecured notes due 2025. For the nine months ended June 30, 2021, debt refinancing costs include a loss on extinguishment of debt of $9.8 million related to the redemption of all of our previously outstanding senior unsecured 5.00% notes due February 2025. For the nine months ended June 30, 2020, debt refinancing costs include a loss on extinguishment of debt of $15.6 million as well as $0.5 million duplicative interest costs related to the redemption of our previously outstanding senior unsecured 5.75% notes due September 2023. Refer to Note 4. Financing Agreements within this Form 10-Q and Note 5. Financing Agreements within the 2020 Form 10-K for the fiscal year ended September 30, 2020 for additional information.

[7] Loss on disposition of business relates to losses recorded in Investment income (expense) and other, net and additional tax expense of $4.1 million as a result of a change in the taxable gain resulting from business dispositions, which occurred in August 2019.

[8] Pension settlement expense represents an actuarial loss totaling $8.5 million recorded as a component of Investment income (expense) and other, net. See Note 8. Retirement and Postretirement Benefit Plans within the 2020 Form 10-K for the fiscal year ended September 30, 2020 for additional information.

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

Liquidity and Capital Resources

	Nine Months Ended June 30
	2021	2020
Cash Flows (Used In) Provided By:
Operating activities	$410.4	$314.8
Investing activities	(96.6)	(90.4)
Financing activities	(342.2)	(527.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4.4	1.3
Decrease in Cash, Cash Equivalents and Restricted Cash	$(24.0)	$(302.0)

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

Operating Activities

Cash provided by operating activities increased $95.6 million for the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020 primarily due to improved working capital and higher net income. Improved working capital is driven by lower inventory levels and higher accrued expenses and other current liabilities due to increased accruals related to compensations, commissions and accrued FICA tax, partially offset by lower trade accounts payable due to timing of vendor payments.

Investing Activities

Cash used in investing activities increased by $6.2 million for the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020 primarily due to cash paid related to the acquisition activity summarized in the following table.

Company or Assets Acquired	Date of Acquisition	Cash Paid
Intellectual property and technology of EarlySense, Ltd.	January 28, 2021	$30.0

Excel Medical	January 10, 2020	$13.1

Medical device integration and connectivity software programs, products, and solutions of Connecta	May 18, 2020	$7.5

Also, included in capital spending is our global information technology transformation. For the nine months ended June 30, 2021 and 2020, $14.2 million and $13.0 million was capitalized as software in Other intangible assets and software, net related to the global information technology transformation initiative. See Note 3. Business Combinations and Note 8. Special Charges for further information.

Financing Activities

Cash used in financing activities decreased $185.5 million for the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020 primarily due to increased borrowings on the Revolving Credit Facility of $125.0 million, lower debt redemptions of $125.0 million, offset by an increase in stock repurchases of $76.6 million in the open market during the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020. We used the increased borrowings and operating cash flows to redeem our senior unsecured 5.00% notes due February 2025 for $300.0 million and the related $7.5 million prepayment penalty for the nine months ended June 30, 2021. This compares to the redemption of our previously outstanding senior unsecured 5.75% notes due September 2023 for $425.0 million and the related $12.2 million prepayment penalty.

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

Our cash flows from operating activities for the nine months ended June 30, 2021 were not adversely impacted by COVID-19. There have been no changes to our cost of or access to our capital and funding sources. We have not identified instability with the financial institutions with whom we maintain our financing relationships. We believe we can continue to service our outstanding borrowings or other financial obligations.

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

We have a liability of $6.7 million recorded in the Condensed Consolidated Balance Sheet related to fair value of the contingent consideration that may be payable related to recent acquisitions. If all milestones are met, the maximum obligation would be $24.7 million, which would be paid based on the end of measurement periods over the next 3 fiscal years.

On January 15, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Hill-Rom, Inc., Barcelona Merger Sub, Inc. (“Merger Sub”), Bardy Diagnostics, Inc. (“Bardy”) and Fortis Advisors LLC (as Equityholders’ Representative), providing for our acquisition of Bardy, a Delaware company that develops and delivers cardiac arrhythmia monitoring devices for $375.0 million, subject to closing conditions and certain post-closing adjustments. Additionally, contingent consideration will be payable based on the revenue generated from the acquired cardiac monitoring product during the first two calendar years starting with the calendar year in which the transaction is closed. The initial cash consideration would be funded through a combination of cash on hand and borrowings under our existing revolving credit facility.

As a result of the Medicare Administrative Contractor, Novitas Solutions, new Category 1 reimbursement rates published on January 29, 2021 and subsequently on April 10, 2021, we asserted that a "Company Material Adverse Effect" occurred. Following a trial conducted during May 5-7, 2021, on July 9, 2021, the Court of Chancery of the State of Delaware ordered Hillrom to proceed with the closing of the Bardy Transaction, denying Hillrom’s claim of a "Company Material Adverse Effect". Hillrom now anticipates closing of the Bardy Transaction on or about August 6, 2021.

See "Note 3. Business Combinations" in the notes to the accompanying Condensed Consolidated Financial Statements for additional information on our recent business combination activity.

As of June 30, 2021, there were $160.0 million outstanding borrowings on the Revolving Credit Facility and available borrowing capacity was $1,030.0 million after giving effect to the outstanding standby letters of credit $10.0 million. As of September 30, 2020, there were no outstanding borrowings on the Revolving Credit Facility, and available borrowing capacity was $1,191.0 million after giving effect to $9.0 million of outstanding standby letters of credit.
Our long-term debt instruments require nominal repayments over the next 12 months, with our next significant maturity occurring in August 2024. Hillrom extended its 364-day accounts receivable securitization facilities that now expires on April 22, 2022. On May 20, 2021, we redeemed all of our outstanding senior unsecured 5.00% notes due February 15, 2025 of $300.0 million using cash on hand and funds borrowed from both Securitization Facilities and the Revolving Credit Facility.

As of June 30, 2021, we were in compliance with all debt covenants under our financing agreements. See Note 4. Financing Agreements for additional information on our financing agreements.

Over the long term, we intend to continue to pursue inorganic growth in certain areas of our business, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted.

On July 7, 2021, the Board of Directors approved an increase to the share repurchase program in an amount of $500.0 million, leaving the Company approximately $532.7 million of availability under the share repurchase program as of such date. This program does not have an expiration date and there are no plans to terminate this program in the future.

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

As of June 30, 2021, approximately 72.9% of our cash and cash equivalents were held by our foreign subsidiaries. As of June 30, 2021, our practice and intention were to reinvest the earnings in our non-U.S. subsidiaries outside of the United States to fund capital expenditures and other operating cash needs. Because the undistributed earnings of non-U.S. subsidiaries are considered to be permanently reinvested, no U.S. deferred income taxes or foreign withholding taxes have been provided on earnings subsequent to the enactment of the U.S. Tax Cuts and Jobs Act (the "Tax Act"). Future repatriations of cash and cash equivalents, if any, held by our foreign subsidiaries will generally not be subject to U.S. Federal tax if earned prior to the enactment of the Tax Act. As we evaluate the impact of the Tax Act and the future cash needs of our global operations, we may revise the amount of foreign earnings generated prior to the enactment of the Tax Act considered to be permanently reinvested in our foreign subsidiaries. We believe that cash on hand and cash generated from U.S. operations, along with amounts available under our financing agreements, will be sufficient to fund U.S. operations, working capital needs, capital expenditure requirements and financing obligations.

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

Item 4.    CONTROLS AND PROCEDURES

Our management, with the supervision and participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2021.

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

Item 1A.    RISK FACTORS

There have been no material changes to our risk factors as disclosed in Item 1A - Risk Factors in our 2020 Form 10-K.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (2)
April 1, 2021 - April 30, 2021	3,959	$110.69	—	$116.0
May 1, 2021 - May 31, 2021	44,731	$110.20	41,000	$111.5
June 1, 2021 - June 30, 2021	705,832	$111.58	705,744	$32.7
Total	754,522		746,744

(1)Shares purchased during the three months ended June 30, 2021 were in connection with employee payroll tax withholding for restricted stock distributions and shares purchased of our common stock in the open market under our share repurchase program.

(2)In September 2019, the Board approved an additional $170.0 million for share repurchases. On July 7, 2021, the Board of Directors approved an increase to the share repurchase program in an amount of $500.0 million, leaving the Company approximately $532.7 million of availability under the share repurchase program as of such date. The below table reflects the date of Board approval, the authorized dollar value of the shares to be repurchased under the September 2019 approval and the availability to repurchase as of June 30, 2021. There is no expiration date for this program.

Board Approval Date	Authorized Dollar Value	Dollar Value of Shares Purchased Prior to Fiscal 2021	Dollar Value of Shares Purchased in Fiscal 2021	Availability to Purchase as of June 30, 2021
September 2019	$170.0	$6.6	$130.7	$32.7

Item 6.    EXHIBITS

A.    Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Extension Labels Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILL-ROM HOLDINGS, INC.
(Registrant)

Date: July 30, 2021	By:	/s/ Barbara W. Bodem
	Name: Title:	Barbara W. Bodem Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)