Form 10-K
period 2021-09-30
Hill-Rom Holdings, Inc.
filed 2021-11-12
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2021
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting common equity, held by non-affiliates of the registrant, was approximately $7.3 billion, based on the closing sales price of $110.48 per share as of March 31, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter). There is no non-voting common equity held by non-affiliates. The registrant had 66,050,458 shares of its common stock, without par value, outstanding as of November 10, 2021.

Documents incorporated by reference.
Certain portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on March 28, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K.

HILL-ROM HOLDINGS, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended September 30, 2021

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, with respect to general economic conditions, our financial condition, results of operations, cash flows and business and our expectations or beliefs concerning future events, including the demand for our products, the ability to operate our manufacturing sites at full capacity, future supplies of raw materials for our operations, product launches, share repurchases, international market conditions, expectations regarding our liquidity, our capital spending, plans for future acquisitions and divestitures, our operating plans, the occurrence of any event, change or other circumstances that could give rise to the termination of the Agreement and Plan of Merger, dated as of September 1, 2021 (the “Merger Agreement”) by and among Hill-Rom Holdings, Inc., Baxter International Inc., a Delaware corporation (“Baxter”), and Bel Air Subsidiary, Inc. (“Merger Sub”), an Indiana corporation and a direct wholly-owned subsidiary of Baxter (“Merger Sub”).

Pursuant to the Merger Agreement, on the terms and subject to the conditions set forth therein, Merger Sub will be merged with and into Baxter (the “Merger”), the failure to obtain certain required regulatory approvals or the failure to satisfy any of the other closing conditions to the completion of the Merger, risks related to disruption of management’s attention from Hillrom’s ongoing business operations due to the Merger, the effect of the announcement of the Merger on the ability of Hillrom to retain and hire key personnel and maintain relationships with its customers, suppliers, distributors and others with whom it does business, or on its operating results and business generally, the ability to meet expectations regarding the timing and completion of the Merger, and risks associated with Merger-related litigation.

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

Proposed Acquisition by Baxter International Inc.

On September 1, 2021, Hillrom, Baxter, and Merger Sub entered into the Merger Agreement, pursuant to which, on the terms and subject to the conditions set forth therein, Merger Sub will be merged with and into Hillrom, with Hillrom surviving the Merger as a wholly owned subsidiary of Baxter. Under the terms of the Merger Agreement, which has been unanimously approved by Hillrom’s Board of Directors, Baxter will acquire all outstanding shares of Hillrom for $156.00 per share in cash, for a total equity value of approximately $10.5 billion. The Merger is expected to close by early fiscal year 2022, subject to receipt of specified regulatory approvals and other customary closing conditions.

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

Products and Services

Patient Support Systems. Our Patient Support Systems business include a variety of specialty frames and surfaces (such as medical surgical beds, intensive care unit beds, and bariatric patient beds), patient mobility solutions, non-invasive therapeutic products and surfaces, and our information technologies and software solutions in our Care Communications portfolio. These products are sold globally and are built to advance mobility, reduce patient falls and caregiver injuries, improve caregiver efficiency and prevent and care for pressure injuries. In addition, we also sell equipment service contracts for our capital equipment, primarily in the United States. Approximately 52%, 53%, and 51% of our revenue during fiscal years ended September 30, 2021, 2020, and 2019 was derived from this segment.

Front Line Care. Our Front Line Care products include our patient monitoring and diagnostics products from Welch Allyn, respiratory health products, and ambulatory cardiology ECG patch monitors from the Bardy Diagnostics, Inc. acquisition. Our patient monitoring and diagnostics products from Welch Allyn include products in each of the following four categories: patient exam and diagnostics, patient monitoring, diagnostic cardiology and vision screening and diagnostics. Our respiratory health products include non-invasive devices that provide respiratory support and assist patients in the mobilization of retained blockages. Front Line Care products are sold globally within multiple care settings including primary care, acute care, extended care and home care (respiratory health and ambulatory cardiology products). Approximately 37%, 36%, and 34% of our revenue during fiscal years ended September 30, 2021, 2020, and 2019 was derived from products within this segment.

Surgical Solutions. Our Surgical Solutions products include tables, lights, pendants and operating room integration technology utilized within the surgical setting. We also offer a range of positioning devices for use in shoulder, hip, spinal and lithotomy surgeries as well as platform-neutral positioning accessories for nearly every model of operating room table. Approximately 11%, 11%, and 15% of our revenue during fiscal years ended September 30, 2021, 2020, and 2019 was derived from products within this segment.

We have extensive distribution capabilities and broad reach across all health care settings. We primarily operate in the following channels: (1) sales and rentals of products to acute and extended care facilities worldwide through both a direct sales force and distributors; (2) sales and rentals of products directly to patients in the home; and (3) sales into primary care facilities (primarily Welch Allyn products) through distributors. Through our network of 161 North American and 37 international service centers, and approximately 2,000 service professionals, we provide technical support and services and rapidly deliver our products to customers as-needed, providing our customers flexibility to purchase or rent select products. This extensive network is critical to serving our customers and securing contracts with Group Purchasing Organizations (“GPOs”) and Integrated Delivery Networks (“IDNs”).

No single customer represents more than 10% of our revenue.

Acquisitions and Dispositions

Business Acquisitions

During fiscal years ended September 30, 2021, 2020 and 2019, we acquired the following companies:

Fiscal Year	Company Name	Description of the Business	Description of the Acquisition
2021	Bardy Diagnostics, Inc. ("Bardy")	Developer and supplier of cardiac arrhythmia monitoring devices located in the United States.	Purchased all of the outstanding equity interest.
2020	Excel Medical Electronics (“Excel Medical”)	Clinical communications software company located in the United States	Purchased all of the outstanding equity interest.
2020	Connecta Soft, S.A. de C.V. (“Connecta”)	Clinical communications software company based in Mexico.	Purchased the multiplatform medical device integration and connectivity software programs, products, and solutions of the company.
2020	Videomed S.r.l. (“Videomed”)	Developer of integrated video solutions in operating rooms located in Italy.	Purchased all of the outstanding equity interest.
2019	Voalte, Inc. (“Voalte”)	Clinical communications software company located in the United States.	Purchased all of the outstanding equity interest.
2019	Breathe Technologies, Inc. (“Breathe”)	Developer and manufacturer of a patented wearable, non-invasive ventilation technology that supports improved patient mobility. Located in the United States.	Purchased all of the outstanding equity interest.

Asset Acquisition

During fiscal year ended September 30, 2021, we acquired the contact-free continuous monitoring intellectual property and technology from EarlySense Ltd. ("EarlySense") to our Patient Support Systems segment.

Dispositions

During fiscal year ended September 30, 2019, we disposed of our surgical consumable products and related assets from our Surgical Solutions segment.

Refer to Note 3. Business Combinations for further information regarding acquisitions and dispositions.

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

The following table displays our significant competitors with respect to each segment:

Segments	Competitors

Patient Support Systems ("PSS")	Arjo LINET spol. s.r.o. Paramount Rauland, a Division of AMETEK, Inc.	Stryker Corporation Vocera

Front Line Care ("FLC")	Electromed, Inc. Exergen Corporation GE Healthcare Heine Optotechnik iRhythm Technologies, Inc. Midmark Corporation	Mindray Medical International OMRON Healthcare, Inc. Philips Resmed Riester Schiller AG

Surgical Solutions ("GSS")	Draeger Maquet, a Division of Getinge AB MizuhoOSI	Skytron Steris Stryker Corporation

Additionally, we compete with a large number of smaller and regional manufacturers.

Regulatory Matters

FDA Regulation

We design, manufacture, install and distribute medical devices that are regulated by the U.S. Food and Drug Administration (“FDA”) and similar agencies in other countries. The regulations and standards of these agencies evolve over time and require us to make changes in our manufacturing processes and quality systems to remain in compliance. The FDA’s Quality System regulations and the regulatory equivalents internationally set forth standards for our product design and manufacturing processes, require the maintenance of certain records and provide for inspections of our facilities. From time to time, the FDA performs routine inspections of our facilities and may inform us of certain deficiencies in our processes or facilities. In addition, there are certain state and local government requirements that must be complied with in the manufacturing and marketing of our products. See Item 1A. Risk Factors for further information.

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

Research and development is expensed as incurred. Research and development expense during fiscal years ended September 30, 2021, 2020 and 2019 was $144.9 million, $136.5 million and $139.5 million.

In addition, certain software development technology costs for software to be sold or licensed to customers are capitalized as intangibles and are amortized over a period of three to five years once the software is ready for its intended use. The amounts capitalized during fiscal years ended September 30, 2021, 2020 and 2019 were approximately $10.1 million, $15.3 million and $8.0 million.

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

Human Capital Resources

As of September 30, 2021, Hillrom had approximately 10,000 employees worldwide, with approximately 6,000 employees in the United States and approximately 4,000 employees outside of the United States. Hillrom’s global presence enables our strategic priority of expanding internationally and penetrating emerging markets with our differentiated solutions. Our employees are our most important assets and they set the foundation for our ability to achieve our strategic objectives. All of our employees contribute to Hillrom’s success and, in particular, the employees in our manufacturing, sales, research and development and quality assurance departments are instrumental in driving operational execution and strong financial performance, advancing innovation and maintaining a strong quality and compliance program.

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
◦As of September 30, 2021, women leaders made up 36% of Hillrom’s Board of Directors and 53% of Hillrom’s Executive Leadership Team.
◦We sponsor multiple Employee Resources Groups, which are employee-led and open to all employees, including: Pride Partnership; Individuals with Disabilities Empowered to Achieve; Veteran Employee Team; Embrace—A Black Professional Organization; Professional Women’s Group; HOLA (Hillrom Organization for Latino/a Advancement) and LOTUS (Leadership, Opportunity, Talent, Unity, Successes).
◦We recruit diverse talent through local partnerships with organizations such as RecruitMilitary, HACE (Hispanic Alliance for Career Enhancement), Diversity Best Practice, NSBE (National Society of Black Engineers) focused on individuals with disabilities, NABA (National Association of Black Accountants), 100 Black Men of the Twin Cities and Syracuse, Inc., Chicago Urban League, Imentor and One Million Degrees. In addition, we have formed partnership with several Historically Black Colleges Universities ("HBCU").

Our culture is dynamic, continually evolving and advancing to enable all of our employees the opportunities to realize their best professional selves. Fundamentally, our culture is rooted in a commitment to diversity, inclusion and belonging.

Non-Executive employees and non-executive directors by gender are shown in the table below:

	September 30, 2021
	Male	Female
Non-Executive Directors	329	129
Managers and Senior Managers	826	378
Other employees of the Company	5,026	3,155

Non-Executive United States employees and non-executive directors by ethnicity are shown in the table below:

	September 30, 2021
	White	Other
Non-Executive Directors	286	58
Managers and Senior Managers	646	164
Other employees of the Company	3,551	1,287

•Health and Safety. Health and safety are firmly rooted across Hillrom's global footprint. During fiscal year ended September 30, 2021, Hillrom completed the deployment across its manufacturing facilities of its new environmental health and safety management system, which is designed to streamline data collection, ensure greater consistency and accuracy across global operations and improve health and safety performance. We prioritize, manage and carefully track safety performance at all locations globally and integrate sound safety practices to make a meaningful difference in every facet of our operations. During fiscal year ended September 30, 2021, Hillrom's recordable injury rate increased compared to the fiscal year ended September 30, 2020 by 10.5% (0.42 recordable injuries per 100 workers per year) on a company-wide basis and reduced by 18.8% (0.26 recordable injuries per 100 workers per year) across its manufacturing operations. Hillrom reduced its overall recordable injury rate compared to the fiscal year ended September 30, 2019 by 19.2%.

In response to the COVID-19 pandemic and related mitigation measures, we implemented changes in our business in March 2020 in an effort to protect our employees and customers, and to support appropriate health and safety protocols. For example, we installed physical barriers between employees in production facilities, implemented extensive cleaning and sanitation processes for both production and office administration spaces and implemented broad work-from-home initiatives for employees in our administrative functions. While Hillrom’s essential workers (production and field service employees) have continued to work at our facilities and provide vital service to our customers, many employees in our administrative functions have effectively worked remotely since mid-March 2020. We have adapted our processes and used technology to continue to effectively execute on our strategic priorities as well as daily operating activities. A workforce reintegration plan has been established to facilitate a return to the office. The reintegration plan includes safety measures and procedures in compliance with local laws and regulations to ensure a safe work environment for employees that return to the office.

•Labor Relations/Fair Labor Practice. We are committed to equal opportunity employment and working effectively with existing unions. As of September 30, 2021, approximately 8% of our employees in the United States (including contingent workers) worked under collective bargaining agreements. We have not experienced a work stoppage in the United States in over 40 years, and we believe that our employee relations are satisfactory. The two collective bargaining agreements at our primary U.S. manufacturing facility expire in January 2022 and January 2024. We are also subject to various collective bargaining arrangements and/or national trade union agreements outside the United States. As of September 30, 2021, approximately 64% of our employees outside the United States (including contingent workers) worked under such arrangements.

•Recruitment, Training and Development. We use recruitment vehicles to attract diverse talent to our organization, including partnerships with local and national organizations, HBCUs and various social media outlets. Hillrom invests in learning opportunities that foster a growth mindset. Our formal offerings include a tuition reimbursement program, an e-learning platform known as Hillrom University (“HRU”) and virtual workshops that support our culture, strategy and the development of crucial skills. To measure the impact of the investments we make in our people, and to help us continually improve our human resources programs, we regularly track a number of critical metrics, including the following:

◦Internal Hires: We track the percentage of open positions filled with internal candidates and use this metric as a measure of how successfully we are promoting talent from within. For the fiscal year ended September 30, 2021, the data was as follows:
▪Director and above: 61%
▪Manager and above: 49%
▪All levels: 33%

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

Information about our Executive Officers

The following sets forth certain information regarding our executive officers. The term of office for each executive officer expires on the date his or her successor is chosen and qualified. No director or executive officer has a “family relationship” with any other director or executive officer of the Company, as that term is defined for purposes of this disclosure requirement. There is no understanding between any executive officer and any other person pursuant to which any executive officer was selected.

John P. Groetelaars, 55, was elected President and Chief Executive Officer of Hillrom, effective May 2018. Previously, Mr. Groetelaars was Executive Vice President and President of Becton, Dickinson and Company’s (“BD”) Interventional Segment. Prior to the BD acquisition of C.R. Bard, Mr. Groetelaars was Group President at Bard, which he had joined in 2008. He previously held positions of increasing responsibility with Boston Scientific Corporation, Guidant Corporation and Eli Lilly.

Barbara W. Bodem, 53, was elected Senior Vice President and Chief Financial Officer, effective December 2018. Before joining Hillrom, she served as Senior Vice President, Finance at Mallinckrodt. Previously, she served in a variety of senior finance roles for Hospira, Inc. and Eli Lilly, including serving as CFO of Lilly Oncology.

Amy Dodrill, 48, was elected Senior Vice President and President, Surgical Solutions, effective June 2019. She had previously served as Vice President of our U.S. Surgical Solutions sales operations and prior to that, as an area vice president in our Patient Support Systems business since joining Hillrom in October 2011. Before joining Hillrom, she held several senior leadership roles at DynaVox Systems LLC and GE Healthcare.

Andreas G. Frank, 45, was elected Senior Vice President and President, Front Line Care, effective December 2018. He previously served as Chief Transformation Officer and Senior Vice President Corporate Development and Strategy, since joining Hillrom in October 2011. Before joining Hillrom, he was Director, Corporate Development at Danaher Corporation. Previously, he worked in the Corporate Finance and Strategy practice at the consulting firm McKinsey & Company.

Paul Johnson, 56, was elected as Senior Vice President and President of Patient Support Systems, effective November 2016. He had previously served as President, PSS North America, since joining Hillrom in February 2013. Before joining Hillrom, he held various commercial leadership positions at Life Technologies and GE Healthcare.

Mary Kay Ladone, 55, was elected Senior Vice President, Corporate Development, Strategy and Investor Relations, effective December 2018. She previously served as Vice President, Investor Relations, since joining Hill-Rom in July 2016. Before joining Hillrom, she served as Senior Vice President, Investor Relations, of Baxalta Incorporated. Previously, she served in a variety of senior finance, business development and investor relations roles for Baxter International.

Deborah M. Rasin, 55, was elected Senior Vice President, Chief Legal Officer and Secretary, effective January 2016. Before joining Hillrom, she was General Counsel for Dentsply International Inc. Previously, she served as General Counsel at Samsonite Corporation and as a senior attorney at General Motors.

Richard M. Wagner, 53, was elected Vice President, Controller and Chief Accounting Officer, effective May 2018. Before joining Hillrom, he was Vice President, Finance at Cree, Inc. and prior to that role, he served as Vice President, Corporate Controller at Dentsply Sirona, Inc.

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

Item 1A.RISK FACTORS

Our business involves risks related to economic, market, regulatory and legislative factors in the jurisdictions in which we operate. The following information about these risks should be considered carefully together with the other information contained herein. Although the risks are organized by headings and each risk is described separately, many of the risks are interrelated. The risks described below are not the only risks faced by Hillrom. Additional risks not currently known or considered immaterial also might result in adverse effects on our business. Any of these risks could have a material adverse impact on our business, financial condition, future results or cash flows. The order in which these factors appear should not be construed to indicate their relative importance or priority.

Risks Related to Proposed Acquisition by Baxter

The Merger is subject to receipt of approval from our shareholders and regulatory approvals and clearances, as well as the satisfaction of other closing conditions in the Merger Agreement, and we may not complete the Merger with Baxter within the time frame we anticipate or at all.

There can be no assurance that the Merger with Baxter will occur. The Merger Agreement contains a number of customary conditions to the completion of the Merger, including (i) the approval of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of Hillrom common stock entitled to vote at a special meeting, (ii) the expiration or termination of the waiting period (and any extensions) applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which expired October 13, 2021, (iii) the receipt of specified regulatory approvals and clearances, (iv) the absence of any newly enacted law, injunction or order prohibiting the Merger, (v) the accuracy of the representations and warranties contained in the Merger Agreement (generally subject to a material adverse effect qualification), (vi) compliance in all material respects with the covenants and agreements in the Merger Agreement, and (vii) absence of a Material Adverse Effect (as defined in the Merger Agreement) on Hillrom since the date of the Merger Agreement. We can provide no assurance that all required approvals and clearances will be obtained or that all closing conditions will be satisfied, and, if all required approvals and clearances are obtained and the closing conditions are satisfied, we can provide no assurance as to the terms, conditions and timing of such approvals or the timing of the completion of the Merger. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, a change in the recommendation of Hillrom’s Board of Directors or a termination of the Merger Agreement by us to enter into an agreement for a “Superior Proposal,” as defined in the Merger Agreement. If the Merger is not completed, in certain circumstances, we could be required to pay a termination fee of $367 million to Baxter. If the Merger Agreement is terminated, the termination fee we may be required to pay, if any, under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes or other uses and/or may have an adverse impact on the terms a third party might propose in seeking to acquire or merge with us or deter such third party from making a competing acquisition proposal.

Failure to complete the Merger could materially adversely affect our business operations, financial results and stock price.

If the Merger is not completed, our shareholders will not receive any payment for their shares in connection with the Merger. Instead, Hillrom will remain an independent public company, and the shares will continue to be traded on the New York Stock Exchange. Our ongoing business may be materially adversely affected, and we would be subject to a number of risks, including the following:

•we may experience negative reactions from the financial markets, including negative impacts on our stock price, and it is uncertain when, if ever, the price of the shares would return to the prices at which the shares currently trade;
•we may experience negative publicity, which could have an adverse effect on our ongoing operations including, but not limited to, retaining and attracting employees, customers, suppliers and distributors;
•we will still be required to pay certain significant costs relating to the Merger, such as legal, accounting, financial advisor, printing and other professional services fees, which may relate to activities that we would not have undertaken other than to complete the Merger;
•we may be required to pay a termination fee as required under the Merger Agreement;
•the Merger Agreement places certain restrictions on the conduct of our business, which may have delayed or prevented us from undertaking business opportunities that, absent the Merger Agreement, we may have pursued;
•matters relating to the Merger require substantial commitments of time and resources by our management, which could result in the distraction of management from ongoing business operations and refraining from pursuing other opportunities that could have been beneficial to us; and

•we may be required to commit time and resources to defending against proceedings related to the Merger.

If the Merger is not consummated, the risks described above may materialize and they may have a material adverse effect on our business operations, financial results and stock price, especially to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed.

We will be subject to various uncertainties while the Merger is pending that may cause disruption and may make it more difficult to maintain relationships with employees, customers, suppliers and distributors.

Uncertainty about the effect of the Merger on employees, customers, suppliers and distributors may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers, suppliers, distributors and others that deal with us to attempt to change existing business relationships with us. Retention and motivation of certain employees may be challenging while the Merger is pending, as certain employees may experience uncertainty about their future roles. If key employees depart, our business could be harmed. In addition, there could be distractions to or disruptions for our employees and management associated with obtaining the required approvals to close the Merger. Our customers, suppliers and distributors may experience uncertainty regarding the Merger, including with respect to current or future business relationships following the Merger. Our business relationships may be subject to disruption as customers, suppliers, distributors and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than with us. These disruptions and changes to existing business relationships, including termination or modification, could negatively affect our business operations and financial results. Further, shareholder litigation challenging the Merger has been commenced against us and may delay or prevent the completion of the Merger or result in significant defense costs and serve as a distraction to our management and directors. The risks, and adverse effects, of such disruptions could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement.

COVID-19 Risks

Our business, results of operations, financial condition and prospects have been and could continue to be adversely affected by the ongoing COVID-19 pandemic and the related effects on public health.

The situation surrounding the COVID-19 pandemic remains fluid, and given its inherent uncertainty, it could have an adverse impact on our business in the future. The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions, the emergence and spread of variants, infection rates in the areas where we operate, the effectiveness of vaccination efforts in the markets where we do business, and the impact of these and other factors on our employees, customers, suppliers, service providers and business partners. If COVID-19 or its variants continue to spread and escalate domestically or internationally, or if governments impose additional measures intended to mitigate the spread and related effects of the pandemic, the risks described below, and many of the other risks and uncertainties described in this Item 1A. Risk Factors, could be elevated significantly.

To date, the COVID-19 pandemic and preventive measures taken to contain or mitigate the outbreak have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas and significant disruption in global economic and financial markets.

Although we experienced and expect to continue to experience challenges in connection with the COVID-19 pandemic as set forth below, at this time, we have not experienced a negative impact on our liquidity or results of operations. While we experienced a recovery in the level of demand for our products negatively impacted by the COVID-19 pandemic, the continued spread of COVID-19 and its variants could negatively impact our business, results of operations, financial condition and prospects in a number of ways in the future. For example, it could, among other things:

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

Further or prolonged deterioration of adverse conditions relating to the COVID-19 pandemic, including any of the above factors and others that are currently unknown, could continue to have a negative impact on our business, results of operations, financial condition and prospects and could heighten many of our known risks described in this Item 1A. Risk Factors, any of which could have a material effect on us.

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

Failure to comply with regulations due to our contracts with foreign and U.S. federal, state, and local government entities could adversely affect our business and results of operations.

Our business contracts with foreign and U.S. federal, state, and local government entities are subject to specific rules, regulations and approvals applicable to government contractors. Foreign and U.S. federal, state, and local government agencies often reserve the right to conduct audits and investigations of our business practices to assure our compliance with these requirements. Our failure to comply with these or other laws and regulations could result in contract terminations, suspension or debarment from contracting with these entities, civil fines and damages and criminal prosecution. In addition, changes in procurement policies, budget considerations, unexpected foreign or U.S. federal, state, or local developments, such as changes in the funding or structure of Department of Veterans Affairs or other government agencies to which we sell our products and services, might adversely affect sales to such foreign of U.S. federal, state, or local government entities.

Capital and Credit Risks

We have a substantial amount of indebtedness. This level of indebtedness could adversely affect our ability to raise additional capital to fund operations, our flexibility in operating our business and our ability to react to changes in the economy or our industry.

As of September 30, 2021, we had $2,060.9 million of indebtedness outstanding net of certain issuance costs. As a result of this debt, we have significant demands on our cash resources. The level of debt could, among other things:

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

In addition to the indebtedness we had outstanding as of the fiscal year ended September 30, 2021, we might incur substantial additional indebtedness in the future, which could cause the related risks to intensify. We may refinance all or a portion of our indebtedness on or before their respective maturities. We cannot provide assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. The terms of any additional debt might give the holders rights, preferences, and privileges senior to those of holders of our common stock, particularly in the event of liquidation. The terms of any new debt might also impose additional and more stringent restrictions on our operations than are currently in place. If we are unable to refinance our debt, we might default under the terms of our indebtedness, which could lead to an acceleration of the required repayment of the outstanding balance. We do not expect that we could repay all of our outstanding indebtedness if the repayment of such indebtedness was accelerated.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under the Senior Credit Agreement and Securitization Facilities will be at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming all loans under the Senior Credit Agreement and Securitization Facilities were fully drawn, each quarter point change in interest rates, excluding the effects of any interest rate swap agreements, would result in a $5.8 million change in annual interest expense on our indebtedness under the Senior Credit Agreement and Securitization Facilities. In the future, we may enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

Our Senior Credit Agreement, Securitization Facilities and certain derivative instruments use the London Interbank Offered Rate (“LIBOR”) as a benchmark for establishing interest rates. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to phase out LIBOR beginning December 2021. We may have to negotiate new credit terms or potentially incur additional indebtedness that rely on an alternative interest rate method to LIBOR as a result of the LIBOR phase out. Any legal or regulatory changes made in response to LIBOR’s future discontinuance may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, or changes in the rules or methodologies in LIBOR. In addition, we have not adopted any of the current alternative methods to LIBOR, therefore the impact of such alternative methods may be impossible or impracticable to determine. While we do not expect that the transition from LIBOR will have a material adverse effect on our results of operations and cash flows, it is still uncertain at this time.

Adverse developments in general domestic and worldwide economic conditions and instability and disruption of credit markets could have an adverse effect on our operating results, financial condition, or liquidity.

We are subject to risks arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of domestic and international credit markets. The COVID-19 pandemic is currently causing disruptions to global economic conditions, and it is unknown how long such disruptions will continue and whether such disruptions will become more severe. The credit and capital markets have experienced and could continue to experience extreme volatility and disruption that could lead to periods of recessionary conditions and depressed levels of consumer and commercial spending. These recessionary conditions have caused and could continue to cause customers to reduce, modify, delay or cancel plans to purchase our products and services. If our customers reduce investments in capital expenditures or utilize their limited capital funds to invest in products that we do not offer, it could negatively impact our operating results. Even if our revenue remains constant, our profitability could decline if there is a shift to sales of product mix or geographic locations with less favorable margins. Moreover, volatility in the credit markets has in the past and could continue to adversely affect our suppliers’ access to capital and therefore their ability to continue to provide an adequate supply of the materials we use in our products and may result in higher supply costs.

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

Demand for our products and services depends in large part on overall demand in the health care market. With the health care market’s increased focus on hospital asset and resource efficiency as well as reimbursement constraints, spending for some of our products could decline over time. Further, the competitive pressures in our industry could cause us to lose market share unless we increase our commercial investments or reduce our prices, which could adversely impact our operating results. The nature of this highly competitive marketplace demands that we successfully introduce new products into the market in a cost effective manner. These factors, along with possible legislative developments and others, might result in significant shifts in market share among the industry’s major participants, which includes us. Accordingly, if we are unable to effectively differentiate ourselves from our competitors in terms of new products and diversification of our product portfolio through business acquisitions, then our market share, sales and profitability could be adversely impacted through lower volume or decreased prices.

Our future financial performance will depend in part on the successful introduction of new products into the marketplace in a cost-effective manner.

Our future financial performance will depend in part on our ability to influence, anticipate, identify and respond to changing consumer preferences and needs, including those impacted by the COVID-19 pandemic. We can provide no assurances that our new products will achieve commercial acceptance in the marketplace. We might not correctly anticipate or identify trends in customer preferences or needs or might identify them later than competitors do. In addition, difficulties in manufacturing or in obtaining regulatory approvals, including as a result of the COVID-19 pandemic, might delay or prohibit introduction of new products into the marketplace. Further, we might not be able to develop and produce new products at a cost that allows us to meet our goals for profitability. We may not be able to obtain patent protection on our new products or be able to defend our intellectual property rights globally. Warranty claims and service costs relating to our new products might be greater than anticipated, and we might be required to devote significant resources to address any quality issues associated with our new products, which could reduce the resources available for further new product development and other matters. In addition, the introduction of new products might also cause customers to defer purchases of existing products.

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

International sales represented approximately 31% of our total sales during fiscal year ended September 30, 2021. We anticipate that international sales will continue to represent a significant portion of our total sales in the future. In addition, we have multiple manufacturing facilities and third-party suppliers that are located outside of the United States. As a result, our international sales, as well as our sales in the United States, of products produced or sourced internationally, are subject to risks and uncertainties that can vary by country, such as political instability, economic conditions, foreign currency exchange rate fluctuations, changes in tax laws, regulatory and reimbursement programs and policies, and the protection of intellectual property rights. The COVID-19 pandemic has contributed and could continue to contribute to these conditions or trigger legislative or regulatory responses that could directly or indirectly effect our business. In addition, our collections of international receivables are subject to economic pressures and the actions of some governmental authorities that have initiated various austerity measures to control health care and other governmental spending.

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

We are involved in the design, manufacture and sale of health care products, which creates an inherent risk of exposure to product liability claims if our products are alleged to have caused injury or are found to be unsuitable for their intended use. Amongst other claims, we are, from time to time, a party to claims and lawsuits alleging that our products have caused injury or death or are otherwise unsuitable. It is possible that we will receive adverse judgments in such lawsuits, and any such adverse judgments could be material. Although we carry insurance with respect to such matters, this insurance is subject to varying deductibles and self-insured retentions and might not be adequate to cover the full amount of any particular claim. In addition, any such claims could negatively impact the sales of products that are the subject of such claims or other products.

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

Our profitability is affected by the prices and availability of the raw materials and sub-assemblies used in the manufacture of our products. These prices might fluctuate based on many factors beyond our control, including, but not limited to, changes in supply and demand, general economic conditions, including the ongoing impact of COVID-19, labor costs, fuel related delivery costs, competition, and currency exchange rates. Our business is also subject to risks associated with U.S. and foreign legislation, regulations and trade agreements relating to the materials we import, including quotas, duties, tariffs or taxes, and other charges or restrictions on imports, which could adversely affect our operations and our ability to import materials used in our products at current or increased levels. We cannot predict whether additional U.S. and foreign customs quotas, duties (including antidumping or countervailing duties), tariffs, taxes or other charges or restrictions, requirements as to where raw materials must be purchased, additional workplace regulations or other restrictions on our imports will be imposed in the future or adversely modified, or what effect such actions would have on our costs of operations. Future quotas, duties or tariffs may have a material adverse effect on our business, financial condition, results of operations or cash flows. Future trade agreements could also provide our competitors with an advantage over us, or increase our costs, either of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Significant increases in the cost of raw materials or sub-assemblies that cannot be recovered through increased prices of our products could adversely affect our results of operations. There can be no assurance that the marketplace will support higher prices or that such prices and productivity gains will fully offset any commodity cost increases in the future. We may from time to time engaged in hedging transactions with respect to raw material purchases but do enter into fixed price supply contracts at times. Future decisions not to engage in hedging transactions or ineffective hedging transactions might result in increased cost volatility, potentially adversely impacting our profitability.

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

We manufacture most of our products in a single facility or location. If an event (including any weather or natural disaster or disruptions in connection with the COVID-19 pandemic) occurred that resulted in material damage or loss of, or partial or complete labor-related work stoppage at, one or more of these manufacturing facilities or we lacked sufficient labor to fully operate the facility, we might be unable to transfer manufacturing of the relevant products to another facility or location in a cost-effective or timely manner, if at all. This potential inability to transfer production could occur for several reasons, including but not limited to a lack of necessary relevant manufacturing capability at another facility, or the regulatory requirements of the FDA or other governmental regulatory bodies. Such an event could materially negatively impact our financial condition, results of operations and cash flows.

We might be adversely affected by regulations relating to conflict minerals.

The SEC has adopted rules regarding disclosure for public companies whose products contain conflict minerals (commonly referred to as tin, tantalum, tungsten and gold) that originate from the Democratic Republic of the Congo (“DRC”) and/or adjoining countries. The implementation of these requirements could adversely affect the sourcing, availability and pricing of materials used in the manufacturing of our products. In addition, we incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products. Since our supply chain is complex and multilayered, we might be unable to ascertain with sufficient certainty the origins for these minerals despite our due diligence procedures, which in turn might harm our reputation. We might also face difficulties in satisfying customers who might require that our products be certified as DRC conflict-free, which could harm our relationships with these customers and/or lead to a loss of revenue. These requirements also could have the effect of limiting the pool of suppliers from which we source these minerals, and we might be unable to obtain conflict-free minerals at prices similar to the past, which could increase our costs and adversely affect our manufacturing operations and our profitability.

Employee and Pension Plan Risks

The assets in our pension plans are subject to market disruptions. In addition, our pension plans are underfunded.

Our primary pension plan invests in a variety of equity and debt securities subject to market risks. In addition, our pension plans are underfunded by $61.9 million based on our projected benefit obligation and fair value of plan assets as of September 30, 2021. Market volatility and disruption could cause declines in asset values or fluctuations in assumptions used to value our liability and expenses. If this occurs, we might need to make additional pension plan contributions and our pension expense in future years might increase.

A portion of our workforce is unionized, and we could face labor disruptions that would interfere with our operations.

Approximately 8% of our employees in the United States (including contingent workers) work under collective bargaining agreements. Approximately 64% of our employees outside the United States (including contingent workers) work under various collective bargaining arrangements and/or national trade union agreements. Although we have not recently experienced any significant work stoppages as a result of labor disagreements, we cannot ensure that such a stoppage will not occur in the future. The two collective bargaining agreements at our primary U.S. manufacturing facility expire in January 2022 and January 2024, respectively. Our inability to negotiate satisfactory new agreements or a labor disturbance at one of our principal facilities could have a material adverse effect on our operations.

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

We are increasingly dependent on consistent functioning of our information technology and cybersecurity systems for our infrastructure and software-based products. Our information technology and cybersecurity systems have been and may continue to be subjected to viruses or other malicious codes, unauthorized access attempts, cyber- or phishing-attacks, tampering, or other security breaches. Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, regulatory standards, integration of acquisitions, and the increasing need to protect patient, customer and supplier information. In addition, the EU-wide General Data Protection Regulation (“GDPR”), imposes stringent data protection requirements and provides for significant penalties for noncompliance. Our products include technologies that support connectivity and decision support infrastructure, which could be subject to intrusion, disruption or corruption and could impact the quality of care patients receive or the confidentiality of patient information. In addition, third parties might attempt to hack into our products or systems, in an effort to obtain proprietary information. As a result of the COVID-19 pandemic, we have faced and may continue to face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. If we fail to maintain or protect our information technology and cybersecurity systems and information technology dependent products effectively, we could lose existing customers or suppliers, have difficulty attracting new customers or suppliers, have problems that adversely impact internal controls, have difficulty preventing, detecting and controlling fraud, have disputes with customers and suppliers, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach, or cyber-based attack, or suffer other adverse consequences. Any significant breakdown, intrusion, interruption, corruption, or destruction of these systems, as well as any data breaches or cyber-based attacks, could have a material adverse effect on our business. We have experienced targeted and non-targeted cybersecurity attacks and incidents in the past that have resulted in unauthorized persons gaining access to our information and systems, and we could in the future experience similar attacks. We are continuously investing in our cybersecurity program to mature current capabilities, in addition to accelerating the implementation of new capabilities to keep pace with the changing threat landscape. To date, no cybersecurity incident or attack has had a material impact on our business or consolidated financial statements.

Climate Change Risks

Climate change, or legal, regulatory or market measures to address climate change, could adversely affect our business, results of operations and financial condition.

The long-term effects of climate change are difficult to predict and may be widespread. The impacts of climate change may include physical risks (such as rising sea levels or frequency and severity of extreme weather conditions), social and human effects (such as population dislocations or harm to health and well-being), compliance costs and transition risks (such as regulatory or technology changes), shifts in market trends (such as customers putting an increased priority on purchasing products that are sustainably made) and other adverse effects. Such impacts may disrupt our supply chain and operations by adversely affecting our ability to procure goods or services required for the operation of our business at the quantities and levels we require, due to impairment of the availability and cost of certain products, materials, commodities and energy.

In addition, the increasing concern over climate change has resulted and may continue to result in more regional, federal, and/or global legal and regulatory requirements relating to climate change, including regulating greenhouse gas emissions, alternative energy policies and sustainability initiatives. If legislation or regulations are enacted or promulgated in the United States or in any other jurisdictions in which we do business that impose more stringent restrictions and requirements than our current legal or regulatory obligations, we may experience disruptions in, or increases in the costs associated with, sourcing, manufacturing and distributing our products, which may adversely affect our business, results of operations and financial condition. Any such regulatory changes could have a significant effect on our operating and financial decisions, including those involving capital expenditures to reduce emissions and comply with other regulatory requirements.

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
•general conditions in the U.S. or worldwide economy, including the impact of the COVID-19 pandemic;
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

Location	Description and Primary Use	Segment	Owned/Leased
Acton, MA	Light manufacturing, development and distribution of health care products; Office administration	GSS	Leased
Batesville, IN	Manufacturing, development and distribution of health care products; Office administration	All	Owned
Bellevue, WA	Development and distribution of health care products; Office administration	FLC	Leased
Cary, NC	Development of health care products; Office administration	PSS	Leased
Charleston, SC	Light manufacturing and distribution of health care products; Office administration	GSS	Leased
Chicago, IL	Corporate headquarters; Office administration	Corporate	Leased
Milwaukee, WI	Manufacturing, development and distribution of health care products; Office administration	FLC	Owned
Sarasota, FL	Office administration	All	Leased
St. Paul, MN	Office administration and distribution of health care products; Service center	FLC	Leased
Skaneateles Falls, NY	Manufacturing, development and distribution of health care products; Office administration	FLC	Owned
Suzhou, China	Manufacturing of health care products	PSS	Leased
Taicang, China	Light manufacturing and distribution of health care products	GSS	Leased
Pluvigner, France	Manufacturing, development and distribution of health care products; Office administration	PSS	Owned
Puchheim, Germany	Development of health care products; Office administration	GSS	Leased
Saalfeld, Germany	Manufacturing, development and distribution of health care products; Office administration	GSS	Owned
Navan, County Meath, Ireland	Office administration	All	Owned
Bologna, Italy	Development of heath care products; Office administration	FLC	Leased
Tijuana, Mexico	Manufacturing and distribution of health care products; Office administration	FLC	Leased
Monterrey, Mexico	Manufacturing of health care products; Office administration	PSS	Owned
Amsterdam, Netherlands	Office administration	All	Leased
Singapore	Development of health care products; Office administration	FLC	Leased
Luleå, Sweden	Manufacturing and distribution of health care products; Office administration	PSS	Owned
In addition to the foregoing, we lease a number of warehouse distribution centers, service centers, sales offices and other facilities throughout the United States, Australia, Canada, Western Europe, Mexico, Middle East, the Far East, and Latin America.

Item 3.LEGAL PROCEEDINGS

See Note 15. Commitments and Contingencies of our Consolidated Financial Statements included under Part II, in Item 8 of this Form 10-K for information regarding legal proceedings in which we are involved.

Item 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Shareholders

Our common stock is traded on the New York Stock Exchange under the ticker symbol HRC. As of November 10, 2021, we had 62,100 shareholders of record.

Dividends

The declaration and payment of cash dividends is at the sole discretion of our Board and depends upon many factors, including our financial condition, earnings potential, capital requirements, alternative uses of cash, covenants associated with debt obligations, legal requirements, and other factors considered relevant by our Board. We have paid cash dividends on our common stock every quarter since our initial public offering in 1971. We intend to continue to pay quarterly cash dividends comparable to those paid in the periods covered by the Consolidated Financial Statements included within Item 8 of Part II of this Form 10-K, at the discretion and subject to the approval of our Board and subject to the terms of the Merger Agreement. The Merger Agreement limits our ability to increase the amount of our quarterly cash dividends while the Merger is pending; however, we may continue to pay regular quarterly dividends not exceeding $0.24 per share, declared and paid at such times as are consistent with the Company's historical practice over the twelve-month period prior to the date of the Merger Agreement.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased [1,2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs [2,3] (in millions)
July 1, 2021 - July 31, 2021	1,192	$116.10	—	$532.7
August 1, 2021 - August 31, 2021	109	$124.53	—	$532.7
September 1, 2021 - September 30, 2021	—	$—	—	$532.7
Total	1,301		—

1 Shares purchased in the quarter ended September 30, 2021 were in connection with employee payroll tax withholding for restricted stock distributions.

2 Purchases of common stock may be made in the open market or through private transactions at times and amounts determined by the Company based on its evaluation of market conditions and other factors. The Merger Agreement places restrictions on our ability to repurchase shares of our common stock. As a result, we do not expect to make repurchases under the common stock repurchase program while the Merger Agreement is in effect. However, we may continue to repurchase shares of our common stock from employees in connection with employee payroll tax withholding for restricted stock distributions.

3 In September 2019, the Board approved an additional $170.0 million for share repurchases. In July 2021, the Board approved an increase to the share repurchase program in an amount of $500.0 million. The below table reflects the date of Board approval, the authorized dollar value of the shares to be repurchased under the approved program and the availability to repurchase as of September 30, 2021. There is no expiration date for this program.

(In millions) Board Approval Date	Authorized Dollar Value	Dollar Value of Shares Purchased Prior to Fiscal 2021	Dollar Value of Shares Purchased in Fiscal 2021	Availability to Purchase as of September 30, 2021
September 2019	$170.0	$6.6	$130.7	$32.7
July 2021	500.0	—	—	500.0
Totals	$670.0	$6.6	$130.7	$532.7

Stock Performance Graph

The following graph compares the return on our common stock with that of Standard & Poor’s 500 Stock Index (“S&P 500”) and our peer groups* for each of the last five fiscal years ended September 30. The composition of our current peer group (the “2021 Peer Group”) has not changed since the date of our Annual Report on Form 10-K for fiscal 2020. The 2021 Peer Group is aligned with the peer group used in our most recent compensation study done for executive compensation purposes. The graph below assumes that the value of the investment in our common stock, the S&P 500 and our 2021 Peer Group was $100 on October 1, 2016 and that all dividends were reinvested.

	2016	2017	2018	2019	2020	2021
HRC	$100	$119	$152	$170	$135	$242
S&P 500	100	116	134	137	155	199
2021 Peer Group	100	117	150	163	197	277

*For purposes of the Stock Performance Graph above, our 2021 Peer Group is comprised of: Agilent Technologies, Inc., Avanos Medical, Inc. (formerly Halyard Health, Inc.), Bio-Rad Laboratories, Inc., Bruker Corporation, The Cooper Companies, Inc., Dentsply Sirona, Inc., Edwards Lifesciences Corporation, Hologic, Inc., Intuitive Surgical, Inc., Mednax, Inc., Patterson Companies, Inc., PerkinElmer, Inc., Quest Diagnostics Incorporated, ResMed, Inc., Steris plc, Teleflex Incorporated, Varian Medical Systems, Inc., Waters Corporation and West Pharmaceutical Services, Inc.

Item 6.[Reserved]

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

Industry Trends

We believe the following global healthcare trends will accelerate in a post-pandemic market.

Clinical Communications. COVID-19 accelerated the need and greater acceptance of virtual care. Although available for some time, the adoption of virtual visits has gained wide acceptance from patients, providers and more importantly payers. We see this trend continuing and the environment is ripe for continued growth, including within the walls of the hospitals. Additionally, with shortages of physician specialties and other healthcare staff, patient engagement tools, remote patient monitoring software, and use of digital communication technology designed to increase care team efficiencies will also increase due to the desire for lower cost care (lower staff-to-patient ratios), and the opportunity to enhance patient outcomes.

Intelligent Monitoring and Diagnostics. Connected care cannot only take place through virtual means, but also through the digital transformation of connected devices and decision support tools. Providers will utilize sensors, wearables, artificial intelligence and predictive analytics to generate meaningful and real-time information about patients to maximize clinical insights, improve workflow, enable earlier intervention and enhance the patient’s experience, across sites of care

Lower Cost Care Settings. Growing pressure on health care costs are resulting in a continued migration of care from the acute care hospital into lower cost care settings. We believe that this trend increases the demand for more solutions to care for these patients, many of whom are medically complex, in lower acuity settings such as ambulatory surgery centers, outpatient centers and the home. Opportunities include improved medical technologies, remote monitoring, communication solutions and information technologies.

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

Expanding internationally and penetrating emerging markets. International markets continue to expand access to health care for their growing populations, presenting significant opportunity to expand our presence with our differentiated solutions. By focusing on product categories and innovations with the highest growth potential, coupled with our ‘One Hillrom’ approach to enhance our strong global channel and footprint, we will continue to enhance our international presence, penetrate emerging markets and drive accelerated growth.

Transforming the portfolio with select merger and acquisition and optimization initiatives as permitted under the terms of the merger agreement. Business development has played an important role in our transformation in the last several years, by strengthening and diversifying the portfolio. We will continue to deploy capital on opportunities that align with our strategy and meet our financial objectives. We enhanced our growth prospects by divesting non-strategic assets and redirecting resources to advance category leadership in higher-growth, higher-margin opportunities. We will continue to evaluate and pursue opportunities that further optimize our business portfolio.

Driving operational execution and strong financial performance. Investing to support future growth is key to our success, while maintaining strong financial discipline and operational performance. We are executing on a variety of initiatives to drive operating efficiencies, including consolidation of our manufacturing footprint, lowering sourcing costs, improving productivity and optimizing business processes. Savings generated from these actions will provide flexibility to reinvest in strategic priorities to drive growth, including continued innovation to drive category leadership and investments to further our international presence, particularly in emerging markets.

The Impacts of COVID-19 on Hillrom

COVID-19 has impacted global economies as travel, leisure and discretionary consumer spending has reduced significantly causing companies to make commensurate changes to their investments, human capital, and financial outlooks. The United States and countries around the world continue to take precautionary and preventive measures to reduce the spread of COVID-19. Prospects for an eventual path out of the crisis have improved as COVID-19 vaccines were authorized for use globally and governments began executing plans to distribute the vaccines to the public as supplies become available over the course of the fiscal year ended September 30, 2021. However, the timing of return to historical operating levels remains uncertain due to external factors such as policymaker decisions to remove certain restrictions, as they evaluate the continued infection rate and COVID-19 related deaths, the emergence of new variants of the virus, potential future outbreaks, the distribution of available vaccines, and people's willingness to take the vaccine.

Revenues and Customers

For the fiscal year ended September 30, 2021, we experienced increased revenue as hospital access and physician practice restrictions continue to moderate in the primary markets we serve and return to more normal operating activities. This is partially offset by lower demand globally for products used in the treatment of patients diagnosed with COVID-19. The lower demand was due to declining COVID-19 confirmed cases and hospitalizations and a reduction in significant one-time COVID-19 purchases made in comparison to the fiscal year ended September 30, 2020. For the fiscal years ended September 30, 2021 and 2020, we estimated that approximately $100.0 million and $180.0 million of revenue recognized related to one-time COVID-19 purchases and rentals. In addition, we recognized revenue of $11.5 million in the fiscal year ended September 30, 2021 related to a retrospective increase in the third-party reimbursement rate for certain respiratory health devices. The impact of these sales are described within our Results of Operations.

For the fiscal year ending September 30, 2022, we expect product demand to reflect hospitals and physician practices return to more normal operating activities as effective efforts to control the spread of COVID-19 continue across the world.

Operations and Workforce

The COVID-19 pandemic did not significantly impact Hillrom’s operations related to our workforce or supply chain. Our productions facilities have remained open and employment levels have remained consistent. Many employees in our administrative functions have effectively worked remotely since mid-March 2020. In other areas of the business, we have adapted our processes and used technology to continue to effectively execute on our strategic priorities as well as daily operating activities. A workforce reintegration plan has been established to facilitate a return to the office. The reintegration plan includes safety measures and procedures in compliance with local laws and regulations to ensure a safe work environment for employees that return to the office.

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

For further discussion, see the risk factor within Item 1.A Risk Factors, entitled “Our business, results of operations, financial condition and prospects have been and could continue to be adversely affected by the ongoing COVID-19 pandemic and the related effects on public health.”

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

Results of Operations

Fiscal Year Ended September 30, 2021 Compared to the Fiscal Year Ended September 30, 2020

In this section, we provide an overview of our results of operations. We disclose segment information that is consistent with the way in which management operates and views the business.

Net Revenue

					U.S.	OUS
(In millions)	Year Ended September 30		Change As Reported	Constant Currency	Change As Reported	Change As Reported	Constant Currency
	2021	2020
Revenue:
Product sales and service	$2,669.6	$2,571.2	3.8%	1.9%	5.4%	0.8%	(4.8)%
Rental revenue	349.1	309.8	12.7%	11.9%	14.7%	(1.6)%	(8.1)%
Total net revenue	$3,018.7	$2,881.0	4.8%	3.0%	6.7%	0.7%	(4.9)%

Revenue:
Patient Support Systems	$1,568.3	$1,539.1	1.9%	0.3%	2.5%	0.2%	(5.8)%
Front Line Care	1,117.0	1,025.0	9.0%	7.3%	11.1%	4.3%	(1.0)%
Surgical Solutions	333.4	316.9	5.2%	1.9%	19.6%	(4.2)%	(9.7)%
Total net revenue	$3,018.7	$2,881.0	4.8%	3.0%	6.7%	0.7%	(4.9)%

OUS - Outside of the United States

Consolidated Revenue

Product sales and service revenue increased 3.8% on a reported basis, and 1.9% on a constant currency basis for the fiscal year ended September 30, 2021 compared to the fiscal year ended September 30, 2020. The increase was primarily driven by higher demand in our care communications business, Surgical Solutions business and higher demand for products used within the physician practice setting as hospitals and physician offices restrictions continue to moderate in the primary markets we serve and return to more normal operating activities. The increase was further driven by the one-time revenue related to a retrospective increase in the third-party reimbursement rate for certain respiratory health devices as well as new product launches and revenue from recent acquisitions across all business segments. The increase was partially offset by a reduction in significant one-time COVID-19 purchases in comparison to the fiscal year ended September 30, 2020 and the global exit of the original equipment manufacturer business with Surgical Solutions.

Rental revenue increased 12.7% on a reported basis, and 11.9% on a constant currency basis for the fiscal year ended September 30, 2021 compared to the fiscal year ended September 30, 2020. The increase was primarily driven by higher deployment of beds in the United States within Patient Support Systems that related to hospital needs for COVID-19 patients.

Business Segment Revenue

Patient Support Systems revenue increased 1.9% on a reported basis and 0.3% on a constant currency basis for the fiscal year ended September 30, 2021 compared to the fiscal year ended September 30, 2020. The increase was driven primarily by higher demand in our care communications business due to new product launches, recent acquisitions and hospital access restrictions continuing to moderate in the primary markets we serve and return to more normal operating activities. The increase was further driven by higher rental of beds in response to COVID-19 hospitalizations. The increase was partially offset by a reduction in significant one-time COVID-19 purchases of intensive care unit and med-surg beds and specialty surfaces.

Front Line Care revenue increased 9.0% on a reported basis and 7.3% on a constant currency basis for the fiscal year ended September 30, 2021 compared to the fiscal year ended September 30, 2020. The increase was primarily driven by higher global demand for patient monitoring, physical assessment tools and diagnostic products, including vision care and cardiology. The increase was further driven by the one-time revenue recognized in the fiscal year ended September 30, 2021 related to a retrospective increase in the third-party reimbursement rate for certain respiratory health devices as well as new product launches and revenue from recent acquisitions. The increase was partially offset by the absence of significant one-time COVID-19 purchases of respiratory health ventilators during the year ended September 30, 2020.

Surgical Solutions revenue increased 5.2% on a reported basis and 1.9% on a constant currency basis for the fiscal year ended September 30, 2021 compared to the fiscal year ended September 30, 2020, primarily driven by higher demand for operating room tables as hospitals begin to return to more normal operating activities and revenue from recent acquisitions. The increase is partially offset by the global exit of the original equipment manufacturer business.

Gross Profit

(In millions)	Year Ended September 30
	2021	2020
Gross Profit [1]
Product sales and service	$1,387.2	$1,311.3
Percent of Related Net Revenue	52.0%	51.0%

Rental	$200.9	$163.8
Percent of Related Net Revenue	57.5%	52.9%

Total Gross Profit	$1,588.1	$1,475.1
Percent of Total Net Revenue	52.6%	51.2%
[1] Gross Profit is calculated as net product sales and service revenue and rental revenue less the related cost of goods sold or rental expenses as disclosed on the Statements of Consolidated Income.

Gross Profit from Product sales and service increased $75.9 million or 5.8% for the fiscal year ended September 30, 2021 compared to the fiscal year ended September 30, 2020. The increase was primarily driven by the revenue from the retrospective increase in the third-party reimbursement rate for certain respiratory health devices for the fiscal year ended September 30, 2021. The increase in gross profit is also attributable to favorable product mix from new product launches and improved cost efficiencies within our supply chain operations.

Gross Profit from Rental increased $37.1 million or 22.6% for the fiscal year ended September 30, 2021 compared to fiscal year ended September 30, 2020. The increase in rental gross profit was driven by higher volumes and lower servicing costs associated with the Patient Support Systems rental portfolio due to higher rental of beds for COVID-19 patients.
Operating Expenses

(In millions)	Year Ended September 30
	2021	2020
Research and development expenses	$144.9	$136.5
Percent of Total Net Revenue	4.8%	4.7%

Selling and administrative expenses	$887.0	$820.4
Percent of Total Net Revenue	29.4%	28.5%

Acquisition-related intangible asset amortization	$108.6	$109.0
Percent of Total Net Revenue	3.6%	3.8%

Research and development expenses increased $8.4 million, or 6.2%, for the fiscal year ended September 30, 2021 compared to the fiscal year ended September 30, 2020 due to the timing of projects. As a percentage of revenue, Research and development expenses remained relatively consistent.

Selling and administrative expenses increased $66.6 million, or 8.1% for the fiscal year ended September 30, 2021 compared to the fiscal year ended September 30, 2020 primarily due to litigation expenses incurred related to the acquisition of Bardy, higher variable compensation linked to performance, acquisition-related expenses related to the proposed acquisition by Baxter, and increased headcount due to growth initiatives. The increase is partially offset by lower spending on business travel. See Note 3. Business Combinations and Note 15. Commitments and Contingencies for further information.

Acquisition-related intangible asset amortization decreased $0.4 million, or 0.4%, for the fiscal year ended September 30, 2021 compared to the fiscal year ended September 30, 2020 and remained consistent as a percentage of revenue. See Note 3. Business Combinations for further information on acquired intangible assets.

Special Charges and Other

(In millions)	Year Ended September 30
	2021	2020
Special charges	$47.4	$41.5
Interest expense	(65.6)	(74.0)
Loss on extinguishment of debt	(9.8)	(15.6)
Investment income (expense) and other, net	(22.0)	(6.9)

In connection with various transformative initiatives, exit activities, and organizational changes to improve our business alignment and cost structure we recognized Special charges of $47.4 million for the fiscal year ended September 30, 2021, compared to $41.5 million for the fiscal year ended September 30, 2020. During the year ended September 30, 2021, we incurred $25.6 million related to the Workforce Reduction Plan. These charges related to the initiatives described in Note 10. Special Charges.

Interest expense decreased $8.4 million, or 11.4%, for the fiscal year ended September 30, 2021 compared to the fiscal year ended September 30, 2020 due to lower average borrowings outstanding and a decline in LIBOR impacting our variable rate debt under the Securitization and Revolving Credit Facilities. See Note 5. Financing Agreements for further information.

Loss on extinguishment of debt was $9.8 million for the fiscal year ended September 30, 2021 and related to the redemption of our senior unsecured 5.00% notes of $300 million in May 2021, which was comprised of a $7.5 million prepayment premium and $2.3 million of debt issuance costs previously capitalized. Loss on extinguishment of debt was $15.6 million for the fiscal year ended September 30, 2020 and related to the refinancing of senior unsecured notes of $425.0 million in September 2019, which was comprised of a $12.2 million prepayment premium and $3.4 million of debt issuance costs previously capitalized. See Note 5. Financing Agreements for further information.

Investment income (expense) and other, net for the fiscal year ended September 30, 2021 was expense of $22.0 million primarily related to the litigation settlement of $32.5 million related to the acquisition of Bardy, partially offset by the receipt of settlement awards of $8.8 million and an insurance settlement of $5.3 million related to covered losses in prior periods. Investment income (expense) and other, net for the fiscal year ended September 30, 2020 was expense of $6.9 million comprised primarily of a non-cash pension plan settlement loss of $8.4 million, investment losses of $2.0 million which was partially offset by a $3.0 million gain that represented the step up to fair value of the historical investment of a company that was fully acquired during fiscal year ended September 30, 2020. See Note 3. Business Combinations and Note 8. Retirement and Postretirement Benefit Plans and Note 15. Commitments and Contingencies for further information.

Income Tax Expense

The effective tax rate was 17.9% for the fiscal year ended September 30, 2021 compared to 17.8% for the fiscal year ended September 30, 2020. The effective tax rate remained relatively flat for the fiscal year ended September 30, 2021 compared to the fiscal year ended September 30, 2020, increasing just 0.1%. See Note 11. Income Taxes for further information.

The adjusted effective tax rate remained relatively flat for the fiscal year ended September 30, 2021 compared to the fiscal year ended September 30, 2020, decreasing just 0.5%, from 19.8% to 19.3%.

Earnings per Share

Diluted earnings per share increased from $3.32 to $3.72 for the fiscal year ended September 30, 2021 compared to the fiscal year ended September 30, 2020 primarily driven by higher gross profits due to higher revenues and favorable product mix. The increase was partially offset by higher operating expense levels, including litigation expenses and settlement payments related to the acquisition of Bardy, acquisition-related expenses related to the proposed acquisition by Baxter and higher special charges.

Business Segment Divisional Income

(In millions)	Year Ended September 30		Change As Reported
	2021	2020
Divisional income:
Patient Support Systems	$356.1	$332.3	7.2%
Front Line Care	348.8	301.8	15.6%
Surgical Solutions	51.6	39.5	30.6%
Refer to Note 14. Segment Reporting for a description of how divisional income is determined.

Patient Support Systems divisional income increased 7.2% for the fiscal year ended September 30, 2021 compared to the fiscal year ended September 30, 2020 primarily due to expanded gross profits from the bed rental portfolio in the United States due to higher rental of beds as well as favorable product mix due to new product launches. The increase was partially offset by a reduction in the significant one-time COVID-19 purchases of intensive care unit and med-surg beds and specialty surfaces.

Front Line Care divisional income increased 15.6% for the fiscal year ended September 30, 2021 compared to the fiscal year ended September 30, 2020. The increase was primarily driven by higher global sales of patient diagnostic products, including vision care and cardiology, partially offset by lower sales of respiratory health ventilators compared to the prior year due to declining demand for products used in the treatment of COVID-19 patients.

Surgical Solutions divisional income increased 30.6% for the fiscal year ended September 30, 2021 compared to the fiscal year ended September 30, 2020 primarily driven by increased demand for operating room tables as hospitals began to return to more normal operating activities, offset by the global exit of the original equipment manufacturer business.

As Reported and Adjusted Earnings

Operating margin, income before income taxes, income tax expense and earnings attributable to common shareholders per diluted share are summarized in the table below for the fiscal years ended September 30, 2021 and 2020. As reported amounts are adjusted for certain items to aid management in evaluating the performance of the business. Investors should consider these measures in addition to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. Income tax expense is computed by applying a blended statutory tax rate based on the jurisdictional mix of the respective before tax adjustment.

	Year Ended September 30
(In millions)	2021				2020
	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS
As Reported	13.3%	$302.8	$54.3	$3.72	12.8%	$271.2	$48.2	$3.32
Adjustments:
Acquisition and integration costs and related fair value adjustments [1]	0.9%	62.7	6.9	0.84	—%	(0.6)	1.8	(0.04)
Acquisition-related intangible asset amortization [2]	3.6%	108.6	26.3	1.23	3.7%	109.0	26.1	1.23
Field corrective actions [3]	0.1%	1.6	0.4	0.02	0.2%	4.9	1.2	0.05
Regulatory compliance costs [4]	0.5%	15.1	3.7	0.17	0.5%	15.6	3.7	0.18
Special charges [5]	1.6%	47.4	11.0	0.54	1.4%	41.5	9.2	0.48
Debt refinancing costs [6]	—%	9.8	2.3	0.11	—%	16.1	3.7	0.18
Loss on disposition of business [7]	—%	—	—	—	—%	(2.8)	(4.4)	0.02
Pension settlement expense [8]	—%	$—	—	—	—%	8.4	1.9	0.10
Litigation settlements [9]	—%	(6.8)	(1.6)	(0.08)	—%	(1.2)	(0.3)	(0.01)
COVID-19 related cost and benefits, net [10]	(0.4)%	(11.6)	(0.7)	(0.16)	0.2%	1.4	0.7	0.02
LIFO change[11]	(0.2)%	(6.8)	(1.5)	(0.08)	—%	—	—	—
Adjusted Earnings	19.4%	522.8	$101.1	$6.31	18.8%	$463.5	$91.8	$5.53
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

[2] Acquisition-related intangible asset amortization relates to the amortization of intangible assets acquired through the transactions described in Note 3. Business Combinations and Note 4. Goodwill and Intangible Assets.

[3] Field corrective action costs relate to costs incurred to address broad-based product performance matters outside of normal warranty provisions. These costs are included in Cost of goods sold.
[4] Regulatory compliance costs relate to updating existing product registrations to comply with the European Medical Device Regulations and the impacts of current period tax law changes.. These costs are included in Selling and administrative expenses.

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

[6] Debt refinancing costs are expenses related to the costs incurred between the issuance and redemption our of our senior unsecured notes due 2027 and 2023, and the redemption of our senior unsecured notes due 2025. For the fiscal year ended September 30, 2021, debt refinancing costs include a loss on extinguishment of debt of $9.8 million related to the redemption of all of our previously outstanding senior unsecured 5.00% notes due February 2025. For the fiscal year ended September 30, 2020, debt refinancing costs include a loss on extinguishment of debt of $15.6 million as well as $0.5 million duplicative interest costs related to the redemption of our previously outstanding senior unsecured 5.75% notes due September 2023. See Note 5. Financing Agreements for further information.

[7] Loss on disposition of business relates to losses recorded in Investment income (expense) and other, net and additional tax expense of $4.1 million as a result of a change in the taxable gain resulting from business dispositions, which occurred in August 2019.

[8] Pension settlement expense represents an actuarial loss totaling $8.4 million recorded as a component of Investment income (expense) and other, net. See Note 8. Retirement and Postretirement Benefit Plans for further information.

[9] Litigation settlements represent the aggregate charges, costs or recoveries associated with litigation settlements, including related expenses. These costs are recorded as a component of Investment income (expense) and other, net.

10 COVID-19 related costs and benefits, net primarily represent incremental non-recurring costs incurred to prepare our facilities for workforce reintegration to ensure the safety of our employees, partially offset by the recognition of funding associated with government programs created in response to COVID-19. For the fiscal year ended September 30, 2021, COVID-19 related benefits include revenue of $11.5 million related to a retrospective increase in the third-party reimbursement rate for certain respiratory health devices. See Note 1. Summary of Significant Accounting Policies for further information.

   11 LIFO change reflects the change in accounting principle related to the change in costing method of remaining inventory from LIFO to FIFO, which we adopted during the three months ended September 30, 2021. See Note 1. Summary of Significant Accounting Policies for further information.

Liquidity and Capital Resources

(In millions)	Year Ended September 30
	2021	2020
Cash Flows Provided By (Used In):
Operating activities	$476.1	$481.7
Investing activities	(487.2)	(131.2)
Financing activities	(13.4)	(695.0)
Effect of exchange rate changes on cash	(0.2)	7.2
(Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	$(24.7)	$(337.3)

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

Operating Activities

Cash provided by operating activities decreased $5.6 million for the fiscal year ended September 30, 2021 compared to the fiscal year ended September 30, 2020 primarily due to slightly higher working capital, partially offset by higher net income.

Investing Activities

Cash used in investing activities increased $356.0 million for the fiscal year ended September 30, 2021 compared to the fiscal year ended September 30, 2020 primarily due to the increase in cash paid related to the acquisition activity summarized in the table below.

Also, included in capital spending is our global information technology transformation. During the years ended September 30, 2021 and 2020, $17.4 million and $22.0 million was capitalized as software in Other intangible assets and software, net related to the global information technology transformation initiative. See Note 3. Business Combinations and Note 10. Special Charges for further information.

Company or Assets Acquired	Date of Acquisition	Cash Paid (In millions)
Intellectual property and technology of EarlySense	January 28. 2021	$30.0
Bardy	August 6, 2021	369.0
Fiscal 2021 Totals		$399.0

Excel Medical	January 10, 2020	$13.1
Connecta	May 18, 2020	7.5
Videomed	July 21, 2020	7.8
Fiscal 2020 Totals		$28.4

Financing Activities

Cash used in financing activities was $13.4 million for the fiscal year ended September 30, 2021 primarily due to net borrowings on the Revolving Credit Facility of $515.0 million offset by cash paid for the redemption of all of our previously outstanding senior unsecured 5.00% notes due February 2025 for $300.0 million and related prepayment penalty of $7.5 million, stock repurchases of $130.7 million in the open market, as well as cash dividends paid of $62.0 million. We used the increased borrowings and operating cash flows to redeem our senior unsecured 5.00% notes.

Our debt-to-capital ratio was 52.3% and 52.1% as of September 30, 2021 and 2020.

For further discussion on Results of Operations and Liquidity and Capital Resources for the fiscal year ended September 30, 2020 compared to the fiscal year ended September 30, 2019, see Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS in the fiscal year ended September 2020 Annual report on Form 10-K.

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

Our cash flows from operating activities for the fiscal year ended September 30, 2021 were not materially adversely impacted by COVID-19. There have been no changes to our cost of or access to our capital and funding sources. We have not identified instability with the financial institutions with whom we maintain our financing relationships. We believe we can continue to service our outstanding borrowings or other financial obligations.

As of September 30, 2021, there were outstanding borrowings of $515.0 million on the Revolving Credit Facility and available borrowing capacity was $675.0 million after giving effect to the $9.9 million of outstanding standby letters of credit. As of September 30, 2020, there were no outstanding borrowings on the Revolving Credit Facility, and available borrowing capacity was $1,191.0 million after giving effect to $9.0 million of outstanding standby letters of credit.

Our long-term debt instruments require nominal repayments over the next 12 months, with our next significant maturity occurring in August 2024. Since the beginning of the global COVID-19 pandemic in December 2019, we have not experienced liquidity constraints through either the movement of cash or under our Revolving Credit Facility. Furthermore, we have successfully extended our 364-day accounts receivable securitization facilities that now expires on April 22, 2022. On May 20, 2021, we redeemed all of our outstanding senior unsecured 5.00% notes due February 15, 2025 of $300.0 million using cash on hand and funds borrowed from both Securitization Facilities and the Revolving Credit Facility.

As of September 30, 2021, we were in compliance with all debt covenants under our financing agreements. See Note 5. Financing Agreements for further information on our financing agreements and outstanding debt obligations.

Over the long term, we intend to continue to pursue inorganic growth in certain areas of our business, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We have a liability of $70.1 million recorded in the Consolidated Balance Sheet related to fair value of the contingent consideration that may be payable related to recent acquisitions. Refer to Note 3. Business Combinations for further detail regarding the acquisitions completed during fiscal years ended September 30, 2021, 2020 and 2019.

On July 7, 2021, the Board of Directors approved an increase to the share repurchase program in an amount of $500.0 million. Refer to Item 5 of Part I of this Form 10-K for further information.

Our primary pension plan invests in a variety of equity and debt securities. Refer to Note 8. Retirement and Postretirement Benefit Plans for further detail regarding our retirement plans, including our benefit obligations, plan assets funded status and estimated future benefit payments, among others.
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

On September 15, 2020, we committed to a workforce reduction plan, which includes a voluntary retirement program and involuntary severance actions. The actions under this plan resulted in cash expenditures of approximately $25.6 million and were substantially completed during fiscal year ended September 30, 2021.

During fiscal year ended September 30, 2021, we repatriated $2.2 million of our cash and cash equivalents from outside the United States that was previously taxed, and paid no related foreign withholding tax. During fiscal year ended September 30, 2020, we repatriated $12.2 million of our cash and cash equivalents from outside the United States that was previously taxed and paid no related foreign withholding tax. These repatriated funds were used for working capital purposes or debt repayments. As of September 30, 2021, approximately 54.9% of our cash and cash equivalents were held by our foreign subsidiaries.

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

Credit Ratings

During fiscal year ended September 30, 2021, Standard and Poor’s Rating Services and Moody’s Investor Service issued credit ratings for Hillrom of BB+ and Ba2 with positive and stable outlooks.

Other Uses of Cash

We expect capital spending during fiscal year ending September 30, 2022 to be approximately $100.0 million. Capital spending will be monitored and controlled as the year progresses. We expect to use operating cash flows to satisfy capital spending.

To give a clear picture of matters potentially impacting our liquidity position, the following table outlines our contractual obligations as of September 30, 2021:

	Payments Due by Period
(In millions)	Total	1 Year or Less	More than 1 Year
Contractual Obligations
Debt obligations	$2,068.9	$235.7	$1,833.2
Interest payments relating to long-term debt [1]	162.0	39.5	122.5
Operating lease liabilities	79.3	24.6	54.7
Purchase obligations [2]	304.6	259.9	44.7
Contingent consideration related to acquisitions [3]	130.5	51.0	79.5
Other obligations, including Pension and postretirement health care benefit funding [4]	66.4	5.4	61.0
Total contractual cash obligations	$2,811.7	$616.1	$2,195.6

1 Interest payments on our long-term debt are projected based on the contractual rates of outstanding debt securities.

2 Purchase obligations represent contractual obligations under various take-or-pay arrangements executed in the normal course of business. These commitments represent future purchases in line with expected usage to obtain favorable pricing. Also included are obligations arising from purchase orders for which we have made firm commitments. As a result, we believe that the purchase obligations portion of our contractual obligations is substantially those obligations for which we are certain to pay, regardless of future facts and circumstances. We expect to fund purchase obligations with operating cash flows and current cash balances.

3 Contingent consideration related to acquisitions represent the maximum obligation of commercial milestones for certain acquisitions and is based upon the mid-point of commercial milestones for the acquisition of Bardy.

4 Other obligations, including Pension and postretirement health care benefit funding include deferred compensation arrangements, self-insurance reserves and other various liabilities. Pension and postretirement health care benefit funding excludes our master defined benefit retirement plan in the United States because we are not required to make any further contributions during fiscal year ending September 30, 2022.

We also had commercial commitments related to standby letters of credit as of September 30, 2021 of $11.1 million.

In addition to the contractual obligations and commercial commitments disclosed above, we also have a variety of other agreements related to the procurement of materials and services and other commitments. Many of these agreements are long-term supply agreements, some of which are exclusive supply or complete requirements-based contracts. Also, we have an additional $2.7 million of Other long-term liabilities as of September 30, 2021, which represent uncertain tax positions for which it is not possible to determine in which future period the tax liability might be settled.

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

Business Combinations, Goodwill and Intangible Assets

Due to our growth strategy, recent acquisitions and the significance of our goodwill on the Consolidated Balance Sheets, this is our most critical accounting estimate. Assets acquired and liabilities assumed in a business combination are recorded at their estimated fair values on the date of acquisition. The difference between the purchase price amount and the net fair value of assets acquired and liabilities assumed is recognized as goodwill on the balance sheet if the purchase price exceeds the estimated net fair value or as a bargain purchase gain on the income statement if the purchase price is less than the estimated net fair value. The identification and determination of the fair value of assets acquired and liabilities assumed requires significant management’s judgment, often utilizes independent valuation experts and involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items. The judgments made in the determination of the estimated fair value assigned to the assets acquired and liabilities assumed, as well as the estimated useful life of each asset and the duration of each liability, could significantly impact the financial statements in periods after acquisition, such as through depreciation and amortization expense. The allocation of the purchase price may be modified up to one year after the acquisition date as more information is obtained about the fair value of assets acquired and liabilities assumed. Fair values of contingent consideration and acquired intangibles are estimated using the income approach. Management applies significant judgment in estimating the fair value of contingent consideration and intangible assets acquired, which involved the use of significant estimates and assumptions with respect to the revenue growth rates, the obsolescence factors (specific to developed technology), the customer attrition rates (specific to customer relationships), and the discount rates. Changes in these judgments or estimates can have a material impact on the valuation of the respective assets and liabilities acquired and our results of operations.

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

We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances. As of September 30, 2021, we had $53.0 million of valuation allowances on deferred tax assets, on a tax-effected basis, primarily related to certain foreign deferred tax attributes and state tax credit carryforwards as it is more likely than not that some portion or all of these tax attributes will not be realized.

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

We also have on-going audits in various stages of completion in several state and foreign jurisdictions, one or more of which may conclude within the next 12 months. Such settlements could involve some or all of the following: the payment of additional taxes and related penalties, the adjustment of certain deferred taxes and/or the recognition of unrecognized tax benefits. The resolution of these matters, in combination with the expiration of certain statutes of limitations in various jurisdictions, make it reasonably possible that our unrecognized tax benefits may decrease as a result of either payment or recognition by up to $2.0 million in the next 12 months, excluding interest.

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

Refer to Note 6. Derivative Instruments and Hedging Activity and Note 8. Retirement and Postretirement Benefit Plans for further discussions about our derivative agreements and our pension plan assets. We may need to make additional pension plan contributions and our pension expense in future years may increase if market volatility and disruption causes declines in asset values and low interest rates result in a high pension obligation. Investment strategies and policies are set by the plan’s fiduciaries. Long-term strategic investment objectives utilize a diversified mix of equity and fixed income securities to preserve the funded status of the trusts and balance risk and return. The plan fiduciaries oversee the investment allocation process, which includes selecting investment managers, setting long-term strategic targets and monitoring asset allocations.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2021 using criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on these criteria, management concluded that we maintained effective internal control over financial reporting as of September 30, 2021.

The effectiveness of our internal control over financial reporting as of September 30, 2021 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, who also audited our Consolidated Financial Statements, and has issued an attestation report, which is included herein.

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
Vice President, Controller and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Hill-Rom Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hill-Rom Holdings, Inc. and its subsidiaries (the “Company”) as of September 30, 2021 and 2020, and the related consolidated statements of income, of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended September 30, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended September 30, 2021 listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Acquisition of Bardy Diagnostics, Inc.

As described in Note 3 to the consolidated financial statements, on August 6, 2021, the Company purchased all of the outstanding equity interest of Bardy Diagnostics, Inc. (“Bardy”), for total consideration of $434.2 million. Management recorded $383.8 million of goodwill and $65.2 million of contingent consideration in connection with the business combination. The difference between the purchase price amount and the net fair value of assets acquired and liabilities assumed is recognized as goodwill on the balance sheet if the purchase price exceeds the estimated net fair value. As disclosed by management, the identification and determination of the net fair value of assets acquired and liabilities assumed requires significant judgment by management. The fair value of contingent consideration is estimated by management using the Monte Carlo model. Management applied significant judgment in estimating the fair value of contingent consideration which involved the use of a significant assumption with respect to the revenue growth rate used in the model.

The principal considerations for our determination that performing procedures relating to the acquisition of Bardy Diagnostics, Inc. is a critical audit matter are (i) a high degree of auditor judgment and subjectivity in performing procedures relating to the identification and determination of the net fair value of assets acquired and liabilities assumed and the fair value of contingent consideration related to the acquisition due to the significant judgment by management when identifying and determining the net fair value estimates; (ii) the significant audit effort in evaluating the significant assumption related to the revenue growth rate related to contingent consideration; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to acquisition accounting, including controls over management’s identification and determination of the net fair value of assets acquired and liabilities assumed and controls over the development of the significant assumption related to revenue growth rate. These procedures also included, among others, (i) reading the purchase agreement, (ii) testing management’s process for identifying and determining the fair value of assets acquired and liabilities assumed, and the total consideration estimated to be transferred. Testing management’s process included evaluating the appropriateness of the valuation models, testing completeness and accuracy of data provided by management, and evaluating the reasonableness of the significant assumption related to revenue growth rate. Evaluating the reasonableness of management’s significant assumption related to the revenue growth rate involved considering the current and past performance of the business, the consistency with external market and industry data, and whether this assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s Monte Carlo model.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
November 12, 2021

We have served as the Company’s auditor since 1985.

Hill-Rom Holdings, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share data)

	Year Ended September 30
	2021	2020	2019
Net Revenue
Product sales and service	$2,669.6	$2,571.2	$2,615.0
Rental revenue	349.1	309.8	292.3
Total net revenue	3,018.7	2,881.0	2,907.3

Cost of Net Revenue
Cost of goods sold	1,282.4	1,259.9	1,330.7
Rental expenses	148.2	146.0	151.6
Total cost of net revenue (excludes acquisition-related intangible asset amortization)	1,430.6	1,405.9	1,482.3

Research and development expenses	144.9	136.5	139.5
Selling and administrative expenses	887.0	820.4	818.6
Acquisition-related intangible asset amortization	108.6	109.0	122.4
Special charges	47.4	41.5	28.4
Operating Profit	400.2	367.7	316.1

Interest expense	(65.6)	(74.0)	(89.6)
Loss on extinguishment of debt	(9.8)	(15.6)	(3.3)
Investment income (expense) and other, net	(22.0)	(6.9)	(14.6)

Income Before Income Taxes	302.8	271.2	208.6

Income tax expense	54.3	48.2	56.4

Net Income	$248.5	$223.0	$152.2

Net Income per Basic Common Share	$3.75	$3.35	$2.28

Net Income per Diluted Common Share	$3.72	$3.32	$2.25

Average Basic Common Shares Outstanding (in thousands)	66,204	66,631	66,772

Average Diluted Common Shares Outstanding (in thousands)	66,847	67,212	67,660
See Notes to Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended September 30
	2021	2020	2019

Net Income	$248.5	$223.0	$152.2

Other Comprehensive Income (Loss), net of tax:

Derivative instruments designated as hedges	17.9	(36.5)	(10.4)
Foreign currency translation adjustment	9.0	34.7	(40.1)
Change in pension and postretirement defined benefit plans	17.3	4.1	(13.6)
Total Other Comprehensive Income (Loss), net of tax	44.2	2.3	(64.1)

Total Comprehensive Income	$292.7	$225.3	$88.1
See Notes to Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	September 30, 2021	September 30, 2020
ASSETS
Current Assets
Cash and cash equivalents	$271.8	$296.5
Trade accounts receivable, net of allowances of $25.4 and $25.9 as of September 30, 2021 and 2020	671.2	594.9
Inventories, net of reserves	319.4	352.0
Other current assets	101.4	121.5
Total current assets	1,363.8	1,364.9
Property, plant and equipment	875.8	858.2
Less accumulated depreciation	(587.7)	(552.1)
Property, plant and equipment, net	288.1	306.1
Goodwill	2,221.7	1,835.5
Other intangible assets and software, net	955.3	976.7
Deferred income taxes	32.4	32.9
Other assets	137.8	155.0
Total Assets	$4,999.1	$4,671.1
LIABILITIES
Current Liabilities
Trade accounts payable	$229.9	$236.5
Short-term borrowings	235.7	222.3
Accrued compensation	182.3	144.9
Accrued product warranties	29.6	30.8
Accrued rebates	50.7	44.8
Deferred revenue	112.7	110.1
Other current liabilities	150.3	162.8
Total current liabilities	991.2	952.2

Long-term debt	1,825.2	1,655.7
Accrued pension and postretirement benefits	73.8	89.3
Deferred income taxes	65.4	113.0
Other long-term liabilities	163.8	134.8
Total Liabilities	3,119.4	2,945.0
Commitments and Contingencies
SHAREHOLDERS' EQUITY
Capital Stock:
Preferred stock - without par value: Authorized - 1,000,000 shares; none issued or outstanding
Common stock - without par value: Authorized - 199,000,000	4.4	4.4
Issued - 88,457,634 shares as of September 30, 2021 and September 30, 2020; Outstanding: 65,893,802 shares as of September 30, 2021 and 66,640,832 shares as of September 30, 2020
Additional paid-in capital	707.6	667.0
Retained earnings	2,315.9	2,132.2
Accumulated other comprehensive (loss)	(136.0)	(180.2)
Treasury stock, common shares at cost: 22,563,832 as of September 30, 2021 and 21,816,802 as of September 30, 2020	(1,012.2)	(897.3)
Total Shareholders’ Equity	1,879.7	1,726.1
Total Liabilities and Shareholders' Equity	$4,999.1	$4,671.1
See Notes to Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED CASH FLOWS

(In millions)	Year Ended September 30
	2021	2020	2019
Operating Activities
Net income	$248.5	$223.0	$152.2
Adjustments to reconcile net income to net cash, cash equivalents and restricted cash provided by operating activities:
Depreciation and amortization of property, plant, equipment and software	77.2	69.8	72.4
Acquisition-related intangible asset amortization	108.6	109.0	122.4
Amortization of debt discounts and issuance costs	3.7	4.0	7.1
Loss on extinguishment of debt	9.8	15.6	3.0
Benefit for deferred income taxes	(32.0)	(19.0)	(18.8)
Loss on disposal of property, equipment, intangible assets and impairments	0.4	2.7	3.4
Stock compensation	45.6	38.4	34.4
Other operating activities	24.3	27.1	28.3
Change in working capital excluding cash, current debt, acquisitions and dispositions:
Trade accounts receivable	(67.6)	71.3	(62.3)
Inventories	17.1	(91.8)	(0.9)
Other current assets	24.4	(14.8)	15.7
Trade accounts payable	1.9	24.0	13.2
Accrued expenses and other liabilities	37.6	15.4	28.8
Other assets and liabilities	(23.4)	7.0	2.5
Net cash, cash equivalents and restricted cash provided by operating activities	476.1	481.7	401.4
Investing Activities
Purchases of property, plant, equipment and software	(92.1)	(105.9)	(73.4)
Proceeds on sale of property and equipment	2.4	2.5	2.9
Payment for acquisition of businesses, net of cash acquired	(369.0)	(28.4)	(303.4)
Payments for acquisition of intangible assets	(30.0)	—	(17.1)
Payments for acquisition of investments	—	—	(26.6)
Proceeds on sale of businesses	—	0.8	166.6
Other investing activities	1.5	(0.2)	2.0
Net cash, cash equivalents and restricted cash used in investing activities	(487.2)	(131.2)	(249.0)
Financing Activities
Proceeds from borrowing on long-term debt	—	—	1,000.0
Payments of long-term debt	(50.1)	(50.1)	(1,038.5)
Borrowings on Revolving Credit Facility	870.0	190.0	420.0
Payments on Revolving Credit Facility	(355.0)	(270.0)	(340.0)
Borrowings on Securitization Facility	60.6	17.7	5.5
Payments on Securitization Facility	(47.2)	(45.5)	(5.5)
Borrowings on Note Securitization Facility	91.3	32.6	68.9
Payments on Note Securitization Facility	(91.3)	(21.2)	(62.7)
Proceeds from issuance of senior unsecured notes	—	—	425.0
Payment of debt issuance costs	—	—	(12.7)
Prepayment premium on redemption of 5.00% Notes and 5.75% Notes	(7.5)	(12.2)	—
Redemption of 5.00% Notes and 5.75% Notes	(300.0)	(425.0)	—
Cash dividends	(62.0)	(58.0)	(55.4)
Proceeds on exercise of stock options	10.5	8.6	14.5
Stock repurchases for stock award withholding obligations	(9.5)	(16.5)	(4.7)
Stock repurchases in the open market	(130.7)	(54.1)	(117.2)
Other financing activities	7.5	8.7	7.5
Net cash, cash equivalents and restricted cash (used in) provided by financing activities	(13.4)	(695.0)	304.7
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.2)	7.2	(6.3)
Net Cash Flows	(24.7)	(337.3)	450.8
Cash, Cash Equivalents and Restricted Cash:
At beginning of period	296.5	633.8	183.0
At end of period	$271.8	$296.5	$633.8
See Notes to Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY
(In millions, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares Issued	Amount
							Total
Balance as of September 30, 2018	$88,457,634	$4.4	$602.9	$1,876.2	$(113.0)	$(754.3)	$1,616.2
Cumulative effect of ASC 606 adoption, net of tax of $4.8	—	—	—	(4.9)	—	—	(4.9)
Cumulative effect of ASU 2016-16 adoption, net of tax of $0.2	—	—	—	(5.6)	—	—	(5.6)
Reclassification due to ASU 2018-02 adoption	—	—	—	5.4	(5.4)	—	—
Net Income	—	—	—	152.2	—	—	152.2
Other comprehensive income (loss), net of tax of $7.0	—	—	—	—	(64.1)	—	(64.1)
Dividends ($0.83 per common share)	—	—	0.5	(55.9)	—	—	(55.4)
Stock repurchases for stock award withholding obligations	—	—	—	—	—	(4.7)	(4.7)
Stock repurchases in the open market	—	—	—	—	—	(117.2)	(117.2)
Stock compensation on equity-classified awards	—	—	33.9	—	—	—	33.9
Stock option exercises	—	—	2.6	—	—	11.9	14.5
Distribution of stock awards	—	—	(7.7)	—	—	7.7	—
Shares issued under employee stock purchase plan	—	—	5.2	—	—	3.2	8.4
Balance as of September 30, 2019	88,457,634	4.4	637.4	1,967.4	(182.5)	(853.4)	1,573.3
Net Income	—	—	—	223.0	—	—	223.0
Other comprehensive income (loss), net of tax of $9.6	—	—	—	—	2.3	—	2.3
Dividends ($0.87 per common share)	—	—	0.5	(58.5)	—	—	(58.0)
Stock repurchases for stock award withholding obligations	—	—	—	—	—	(16.5)	(16.5)
Stock repurchases in the open market	—	—	—	—	—	(54.1)	(54.1)
Stock compensation on equity-classified awards	—	—	37.8	—	—	—	37.8
Stock option exercises	—	—	2.9	—	—	5.7	8.6
Distribution of stock awards	—	—	(17.1)	—	—	17.1	—
Shares issued under employee stock purchase plan	—	—	5.5	—	—	3.9	9.4
Other	—	—	—	0.3	—	—	0.3
Balance as of September 30, 2020	88,457,634	4.4	667.0	2,132.2	(180.2)	(897.3)	1,726.1
Cumulative effect of ASU 2016-13 adoption, net of tax of $0.8	—	—	—	(2.2)	—	—	(2.2)
Net Income	—	—	—	248.5	—	—	248.5
Other comprehensive income (loss), net of tax of $ (10.7)	—	—	—	—	44.2	—	44.2
Dividends ($0.94 per common share)	—	—	0.6	(62.6)	—	—	(62.0)
Stock repurchases for stock award withholding obligations	—	—	—	—	—	(9.5)	(9.5)
Stock repurchases in the open market	—	—	—	—	—	(130.7)	(130.7)
Stock compensation on equity-classified awards	—	—	44.5	—	—	—	44.5
Stock option exercises	—	—	3.5	—	—	7.0	10.5
Distribution of stock awards	—	—	(14.5)	—	—	14.5	—
Shares issued under employee stock purchase plan	—	—	6.5	—	—	3.8	10.3
Balance as of September 30, 2021	88,457,634	$4.4	$707.6	$2,315.9	$(136.0)	$(1,012.2)	$1,879.7
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

Prior Period Reclassification

During fiscal year ended September 30, 2020, we presented Acquisition-related intangible asset amortization as a separate line item on our Statements of Consolidated Income for all periods presented. Acquisition-related intangible asset amortization was previously included in Selling and administrative expenses. Additionally, we no longer present Gross Profit as a subtotal on our Statements of Consolidated Income.

The following table presents Acquisition-related intangible asset amortization and Selling and administrative expenses, excluding the Acquisition-related intangible asset amortization, for the fiscal year ended September 30, 2019.

(In millions)	Year Ended September 30, 2019
Selling and administrative expense, previously reported	$941.0
Less: Acquisition-related intangible asset amortization	(122.4)
Selling and administrative expense, currently reported	$818.6

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

Proposed Acquisition by Baxter

On September 1, 2021, Hillrom, Baxter, and Merger Sub entered into the Merger Agreement, pursuant to which, on the terms and subject to the conditions set forth therein, Merger Sub will be merged with and into Hillrom, with Hillrom surviving the Merger as a wholly owned subsidiary of Baxter. Under the terms of the Merger Agreement, which has been unanimously approved by Hillrom’s Board of Directors, Baxter will acquire all outstanding shares of Hillrom for $156.00 per share in cash, for a total equity value of approximately $10.5 billion. The Merger is expected to close by early 2022, subject to receipt of specified regulatory approvals and other customary closing conditions.

Government Programs Related to COVID-19

On March 25, 2020, the U.S. government approved the Coronavirus Aid, Relief and Economic Security (“CARES”) Act to provide economic stimulus to address the impact of the pandemic. The governments in certain other non-U.S. countries have also approved legislation in their jurisdictions to address the impact of the pandemic. We evaluated our eligibility and assessed the conditions and requirements of participation in many programs. For the programs in which we elected to participate, we recognized $0.5 million and $3.2 million in government grants and cost abatements associated with state aid within the Statement of Consolidated Income for the fiscal years ended September 30, 2021 and 2020. In addition, we deferred the payment of the employer share of the U.S. Federal Insurance Contributions Act (“FICA”) tax totaling $21.7 million within the Consolidated Balance Sheet, of which $10.8 million must be repaid in both December 31, 2021 and December 31, 2022, respectively, in accordance with the CARES Act within the Consolidated Balance Sheet. We continue to evaluate what impact, if any, the CARES Act, or any similar legislation in other non-U.S. jurisdictions, may have on our results of operations.

Cash and Cash Equivalents

We consider deposits with banks as well as investments in marketable securities with original maturity of three months or less at date of purchase to be cash equivalents.
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

Inventories

During the fourth quarter of 2021, we changed our method of accounting for inventories from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method for the remaining of our inventory that was valued using LIFO. We believe that this change in accounting is preferable as it will provide a consistent, uniform, costing method for all inventories across the Company, improves comparability with peers, and better reflects the current value of inventories at the balance sheet date. Prior consolidated financial statements have not been retrospectively adjusted due to immateriality. The cumulative pre-tax effect of this change in accounting principle of approximately $6.8 million was recorded as an increase in Inventories, net of reserves and a decrease to Cost of goods sold for the fiscal year ended September 30, 2021.

Inventories consist of the following:

(In millions)	Year Ended September 30
	2021	2020
Inventories, net of reserves:
Finished products	$153.7	$167.6
Work in process	53.3	48.4
Raw materials	112.4	136.0
Total Inventories, net of reserves	$319.4	$352.0

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

Total depreciation expense during fiscal years ended September 30, 2021, 2020 and 2019 was $62.8 million, $60.6 million and $62.1 million. The major components of property, plant and equipment and the related accumulated depreciation were as follows:

(In millions)	Year Ended September 30
	2021		2020
	Cost	Accumulated Depreciation	Cost	Accumulated Depreciation
Land and land improvements	$15.9	$4.8	$16.9	$4.4
Buildings and building equipment	210.4	105.0	208.2	95.4
Machinery and equipment	437.2	325.5	416.3	303.4
Equipment leased to others	212.3	152.4	216.8	148.9
Total	$875.8	$587.7	$858.2	$552.1

Goodwill

Goodwill represents the excess of the purchase price paid over the estimated fair value of the net assets acquired and liabilities assumed in the acquisition of a business. Goodwill is not amortized, but is tested for impairment at least annually or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. See Note 4. Goodwill and Intangible Assets for further information.

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

The following summarizes accrued product warranty activity for the fiscal years ended September 30, 2021 and 2020:

(In millions)	Year Ended September 30
	2021	2020
Balance at the beginning of the period	$30.8	$29.7
Provision for warranties in the period	22.5	18.3
Warranty claims incurred in the period	(23.8)	(17.5)
Foreign currency translation adjustment	0.1	0.3
Balance at the end of the period	$29.6	$30.8

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

Self-Insurance

We are generally self-insured up to certain stop-loss limits for certain employee health benefits, including medical, drug and dental. Our policy is to estimate reserves based upon several factors including known claims, estimated incurred but not reported claims and outside actuarial analysis, which are based on historical information along with certain assumptions about future events. Such estimated reserves are classified as Other current liabilities and Other long-term liabilities in the Consolidated Balance Sheets. Refer to Note 15. Commitments and Contingencies for further information.

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

Costs to obtain a contract are primarily comprised of sales commissions paid upon receipt of a purchase order for certain products, primarily care communications. Commissions are expensed commensurate with the timing of revenue recognition, which is generally 1 to 36 months.

Costs to fulfill a contract includes equipment, installation and other costs directly related to certain performance obligations not completed. These costs primarily relate to our care communications products and other construction projects that require installation or ongoing service maintenance. These costs are expensed commensurate with the timing of revenue recognition, which is generally 6 to 24 months.

The following table summarizes deferred contract cost balances for the fiscal year ended September 30, 2021:

(In millions)	September 30, 2021
	Ending Balance	Amortization	Statement of Consolidated Income Classification
Costs to obtain a contract
Other current assets	$9.8	$(6.5)	Selling and administrative expenses
Other assets	2.5	—

Costs to fulfill a contract
Other current assets	$22.0	$(76.4)	Cost of goods sold
Other assets	6.0	—
Contract Balances

Contract liabilities represent deferred revenues that arise as a result of cash received from customers at inception of contracts or where the timing of billing for services precedes satisfaction of our performance obligations. Such remaining performance obligations represent the portion of the contract price for which work has not been performed and are primarily related to our installation and service contracts. These contract liabilities are recorded in Deferred revenue and Other long-term liabilities. We expect to satisfy the majority of the remaining performance obligations and recognize revenue related to installation and service contracts within 6 to 24 months.

The nature of our products and services does not give rise to contract assets as we typically do not have instances where a right to payment for goods and services already transferred to a customer exists that is conditional on something other than the passage of time.

The contract liability balance represents the transaction price allocated to the remaining performance obligations. The following table summarizes contract liability activity for the fiscal year ended September 30, 2021.

(In millions)	Contract Liabilities
Balance at the beginning of the period	$138.1
Deferred revenue acquired	1.1
New revenue deferrals	543.4
Revenue recognized upon satisfaction of performance obligations	(546.5)
Foreign currency translation adjustment	2.4
Balance at the end of the period	$138.5
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

Research and Development Costs

Research and development costs relate primarily to internal costs for salaries and direct overhead expenses as well as the cost of outside vendors to conduct R&D activities. These costs are expensed as incurred. In addition, certain costs for software development technology held for sale are capitalized as intangibles when technological feasibility in the software is established and are amortized over a period of three years to five years once the software is ready for its intended use. The amounts capitalized during fiscal years ended September 30, 2021, 2020 and 2019 were approximately $10.1 million, $15.3 million and $8.0 million.

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

As of fiscal year ended September 30, 2021, we had valuation allowances on deferred tax assets, on a tax-effected basis, primarily related to certain foreign deferred tax attributes that are not expected to be utilized. We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances.

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

Derivative Instruments and Hedging Activity

We use derivative financial instruments to manage the economic impact of fluctuations in currency exchange and interest rates. Derivative financial instruments related to currency exchange rates include forward purchase and sale agreements that generally have terms no greater than 12 months. Additionally, interest rate swaps and cross-currency interest rate swaps are sometimes used to convert some or all of our long-term debt to either a fixed or variable rate.

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

See Note 7. Leases for further information on the impacts of ASC 842.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard eliminates Step 2 of the goodwill impairment test and requires a goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. ASU 2017-04 is effective for our first quarter of fiscal 2021 and requires a prospective transition method. Early adoption is permitted. We early adopted this standard in the first quarter of fiscal year ended September 30, 2020 and the guidance did not have a material impact on our Consolidated Financial Statements.

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The purpose of the standard is to allow the use of the OIS rate based on the SOFR for hedge accounting purposes, which allows entities to designate changes in the fair values of fixed-rate financial assets or liabilities attributable to the OIS rate as the hedged risk.  The amendment recognizes the OIS rate based on the SOFR as likely London Interbank Offered Rate (“LIBOR”) replacements and supports the marketplace transition by adding the new reference rate as a benchmark rate. We adopted this standard in the first quarter of fiscal year ended September 30, 2020. The adoption of this ASU did not impact our financial statements as we have not yet utilized the OIS rate based on the SOFR for borrowings under our lending arrangements or as a benchmark rate for hedge accounting purposes. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The purpose of the standard is to provide guidance for the effects of the marketplace transition from LIBOR to a new reference rate as a benchmark rate.  ASU 2020-04 is optional and is effective for a limited period of time from March 12, 2020 through December 31, 2022. We will continue to monitor, assess, and plan for the phase out of LIBOR.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”), which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We adopted the new standard in the first quarter of fiscal year ended September 30, 2019 using the modified retrospective approach. The cumulative effect of initially applying ASC 606 was an adjustment to decrease the opening Retained earnings by $4.9 million, which is net of a $4.8 million tax effect, as of October 1, 2018.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) – Measurement of Credit Losses of Financial Instruments and has subsequently issued related amendments, collectively referred to as “Topic 326”. Topic 326 requires entities to measure credit losses for financial assets measured at amortized cost based on expected losses rather than incurred losses. This adoption primarily impacted our trade accounts receivables. Under the current expected credit loss model, we review receivables for collectability based on an assessment of various factors, including historical collection experience for each receivable type and expectations of forward-looking loss estimates, and individual receivables are also reviewed for collectability based on unique circumstances. Any adjustments made to our historical loss experience reflect current differences in asset-specific risk characteristics, including, customer type (public or government entity versus private entity) and geographic location of the customer. We adopted ASU 2016-13 in the first quarter of fiscal year ended September 30, 2021 using the modified retrospective transition method with a cumulative effect adjustment directly to retained earnings. The cumulative effect of applying Topic 326 was an increase to the allowance for credit losses of $3.0 million and deferred tax assets of $0.8 million with a corresponding decrease to the opening balance of Retained earnings of $2.2 million

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (Topic 740). This standard requires immediate recognition of the income tax consequences of intercompany asset transfers other than inventory. We adopted ASU 2016-16 in the first quarter of fiscal 2019 using the modified retrospective approach with a cumulative effect adjustment directly to retained earnings. The cumulative effect of applying ASU 2016-16 was an adjustment to decrease prepaid taxes by $5.8 million and increase deferred tax assets by $0.2 million with a corresponding decrease to the opening balance of Retained earnings of $5.6 million.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The purpose of the standard is to improve the overall usefulness of fair value disclosures to financial statement users and reduce unnecessary costs to companies when preparing the disclosures. ASU 2018-13 requires the application of the prospective method of transition (for only the most recent interim or annual period presented in the initial fiscal year of adoption) to the new disclosure requirements for (1) changes in unrealized gains and losses included in other comprehensive income and (2) the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 also requires prospective application to any modifications to disclosures made because of the change to the requirements for the narrative description of measurement uncertainty. The effects of all other amendments made by ASU 2018-13 must be applied retrospectively to all periods presented. We adopted ASU 2018-13 in the first quarter of fiscal year ended September 30, 2021. The adoption of ASU 2018-13 had no impact on our Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Topic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. The purpose of the standard is to improve the overall usefulness of defined benefit pension and other postretirement plan disclosures to financial statement users and reduce unnecessary costs to companies when preparing the disclosures. We adopted ASU 2018-14 retrospectively in the fourth quarter of fiscal year ended September 30, 2021. The adoption had no material impact on our Consolidated Financial Statements as it modifies disclosure requirements only. See Note 8. Retirement and Postretirement Benefit Plans for further details.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement to be consistent with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). We adopted ASU 2018-15 in the first quarter of fiscal year ended September 30, 2021 using the prospective transition method approach. The Company’s cloud computing hosting arrangements are primarily information technology agreements that support the Company’s operations and infrastructure. The adoption of ASU 2018-15 did not have a significant impact on our Consolidated Financial Statements.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. The purpose of the standard is to (1) clarify that transactions between participants in a collaborative agreement should be accounted for under Topic 606 and (2) add unit-of-account guidance in Topic 808 to align with Topic 606. We retrospectively adopted ASU 2018-18 in the first quarter of fiscal year ended September 30, 2021. The adoption of ASU 2018-18 had no impact on our Consolidated Financial Statements.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2021- 01 is an extension of ASU 2020-04 disclosed in our 2020 Form 10-K. ASU 2021-01 clarifies the scope and guidance of Topic 848 and allows derivatives impacted by the changing of interest rates used for margin payments, discounting, or contract price alignment to qualify for certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting. ASU 2021-01 is optional and is effective for a limited period of time through December 31, 2022. As of September 30, 2021, this standard has no impact on our Consolidated Financial Statements. We will continue to monitor, assess and plan for the phase out of LIBOR.

Recently Issued Accounting Guidance

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The purpose of the standard is to remove certain exceptions to the general principles of Topic 740: Income Taxes in order to reduce the cost and complexity of its application and to maintain or improve the usefulness of the information provided to users of financial statements. ASU 2019-12 is effective for our first quarter of fiscal year end September 30, 2022 and will be applied either retrospectively or prospectively depending on the specific Topic 740 exception affected. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption on our Consolidated Financial Statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.

Note 2. Supplementary Financial Statement Information

Supplemental Balance Sheet Information

Investments

During fiscal year ended September 30, 2021, we transferred a portion of our non-marketable equity investment that was valued at cost of $25.5 million to EarlySense. See Note 3. Business Combinations for further information.

During fiscal year ended September 30, 2020, we sold an equity investment with a carrying value of $3.1 million and recognized a loss of $0.3 million and recognized an impairment loss of $1.7 million on a cost method investment. These losses were recorded as a component of Investment income (expense) and other, net.

As of September 30, 2021 and 2020, investments totaling $22.3 million and $49.0 million were recorded as a component of Other assets.

Supplemental Cash Flow Information

(In millions)	Year Ended September 30
	2021	2020	2019
Cash paid for income taxes	$56.8	$88.0	$54.4
Cash paid for interest	57.1	72.4	91.8

Non-cash investing activities:
Change in capital expenditures not paid	$(12.5)	$4.9	$8.0
Sale of equity method investment	—	2.1	$—
Non-cash consideration in exchange for asset acquisition:
Preferred securities investment	25.5	—	—
Forgiveness of a prepaid performance obligation	1.8	—	—
Total non-cash investing activities:	$14.8	$7.0	$8.0

Non-cash financing activities:
Treasury stock issued under stock compensations plans	$25.4	$26.7	$22.7
Distribution of shares issued under stock-based compensation plans	40.1	30.0	15.4

Note 3. Business Combinations

Business Acquisitions

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

During fiscal years ended September 30, 2021, 2020 and 2019, we acquired the following companies:

Fiscal Year	Company Name	Description of the Business	Description of the Acquisition
2021	Bardy	Developer and supplier of cardiac arrhythmia monitoring devices located in the United States.	Purchased all of the outstanding equity interest.
2020	Excel Medical	Clinical communications software company located in the United States	Purchased all of the outstanding equity interest.
2020	Connecta	Clinical communications software company based in Mexico.	Purchased the multiplatform medical device integration and connectivity software programs, products, and solutions of the company.
2020	Videomed [1]	Developer of integrated video solutions in operating rooms located in Italy.	Purchased all of the outstanding equity interest.
2019	Voalte	Clinical communications software company located in the United States.	Purchased all of the outstanding equity interest.
2019	Breathe	Developer and manufacturer of a patented wearable, non-invasive ventilation technology that supports improved patient mobility, which is located in the United States.	Purchased all of the outstanding equity interest.
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

The following tables summarize additional details for each acquisition that closed during fiscal years ended September 30, 2021, 2020, and 2019:

(In millions)	Company Name
Bardy
Acquisition Details:
Date of acquisition	August 6, 2021

Cash paid	$369.0
Contingent consideration [1]	65.2
Total consideration [2]	$434.2

Contingent consideration payable based upon mid-point of commercial milestones: [3]	$130.5

Segment information:	Front Line Care

The following summarizes the fair value of assets acquired and liabilities assumed for each fiscal 2021 acquisition: [4]

Trade accounts receivable	$10.4
Inventories	4.5
Other current assets	0.3
Property, plant and equipment	2.3
Goodwill [5]	383.8
Developed technology [6]	10.0
Trade name[6]	5.0
Customer relationships[6]	2.0
Other assets	31.5
Trade accounts payable	(4.1)
Deferred revenue	(1.1)
Other current liabilities	(5.6)
Other long-term liabilities	(4.8)
Total purchase price, net of cash acquired	$434.2

Acquisition costs for the fiscal year ended September 30, 2021:

Acquisition and integration costs recognized in Selling and administrative expenses[7]	$24.4
Indemnity claim settlement recognized in Investment income (expense) and other, net[8]	$32.5

[1] This amount represents the fair value of the contingent consideration on the acquisition date. The fair value adjustment related to Bardy contingent consideration subsequent to acquisition was not significant for the fiscal year ended September 30, 2021.

[2] The purchase price for the fiscal year ended September 30, 2021 acquisitions are subject to post-closing adjustments. The impact to reported revenue and net income in fiscal 2021 was not significant.

[3] The contingent consideration will be payable if commercial milestones defined in the merger agreement are achieved within the first two calendar years starting with the calendar year in which the transaction is closed. The contingent consideration payable for the first calendar year in which the transaction closes will equal (i) 50% of the revenue generated if less than $45.0 million, (ii) 100% of the revenue generated if such revenue is between $45.0 million and $57.0 million, and (iii) 150% of revenue generated if greater than $57.0 million during calendar year 2021. The contingent consideration payable for the second calendar year will equal (i) 50% of the revenue generated if such revenue is less than $70.0 million, (ii) 100% of the revenue generated if such revenue is between $70.0 million and $89.0 million, and (iii) 125% of the revenue generated if such revenue is greater than $89.0 million during the calendar year 2022.

In order to determine the fair value of the contingent consideration, we utilize a Monte Carlo model. Inherent in this model is an assumption related to revenue growth rate.

[4] The fair values of assets acquired and liabilities assumed are still considered to be preliminary. The values reflect net working capital and fair value adjustments as of the fiscal year ended September 30, 2021. We do not expect further adjustments to be significant.

[5] Goodwill recognized reflect the value associated with enhancing synergies and accelerating our leadership in ambulatory cardiac monitoring technologies and custom data solutions. Goodwill in connection with the Bardy acquisition is not deductible for tax purposes in the United States.

[6] Useful lives for the acquired intangible assets range from 8 years to 13 years.
[7] Acquisition and integration costs include legal and professional fees, consulting and other costs related to the closing and integration of Bardy.
  8 On January 29, 2021, the Medicare Administrative Contractor, Novitas Solutions ("Novitas"), published newly established, Category 1 reimbursement rates applicable to the Current Procedural Terminology ("CPT") codes 93241, 93243, 93245 and 93247 for the extended holter cardiac monitoring category. As a result of the unexpected Novitas reimbursement rate reduction, on February 21, 2021, Hillrom asserted that a "Company Material Adverse Effect" occurred, and therefore the closing conditions were not satisfied. On February 28, 2021, Bardy filed a complaint against Hillrom in the Court of Chancery of the State of Delaware seeking, among other things, specific performance to compel Hillrom to close the transaction. Following a trial conducted during May 5-7, 2021, on July 9, 2021, the Court of Chancery of the State of Delaware ordered Hillrom to proceed with the closing of the Bardy Transaction, denying Hillrom’s claim of a "Company Material Adverse Effect". The litigation expenses related to the court proceedings are included in Selling and administrative expenses and the settlement payments of (i) $24.1 million related to an indemnity claim settlement payment and (ii) $8.4 million in related to accrued interest, subject to further adjustments as set forth under the terms of the merger agreement are included in Investment income (expense) and other, net for the fiscal year ended September 30, 2021.

(In millions)	Company Name
	Excel Medical	Connecta	Videomed
Acquisition Details:
Date of acquisition	January 10, 2020	May 18, 2020	July 21, 2020

Cash paid	$13.1	$7.5	$7.8
Contingent consideration	6.1	0.2	2.9
Total consideration [1]	$19.2	$7.7	$10.7

Contingent consideration payable up to: [2]	$15.0	$4.0	$3.7

Segment information:	Patient Support Systems	Front Line Care	Surgical Solutions

The following summarizes the fair value of assets acquired and liabilities assumed for each fiscal 2020 acquisition:

Trade accounts receivable	$0.6	$—	$2.5
Inventories	0.2	—	0.9
Other current assets	0.1	—	0.2
Goodwill [3]	9.9	4.8	10.1
Developed technology [4]	10.9	2.9	4.4
Other assets	0.1	—	0.6
Trade accounts payable	—	—	(1.2)
Deferred revenue	(2.1)	—	(0.2)
Other current liabilities	(0.5)	—	(1.2)
Other long-term liabilities	—	—	(2.4)
Fair value of assets acquired and liabilities assumed	19.2	7.7	13.7
Less: Fair value adjustment of previously held investment	—	—	(3.0)
Total purchase price, net of cash acquired	$19.2	$7.7	$10.7

Acquisition costs for the fiscal year ended September 30, 2021
Acquisition and integration costs recognized in Selling and administrative expenses [5]	$(3.8)	$(0.1)	$0.3

Acquisition costs for the fiscal year ended September 30, 2020:
Acquisition and integration costs recognized in Selling and administrative expenses [5]	$2.2	$0.3	$0.4

[1] The purchase price for the fiscal year ended September 30, 2020 acquisitions are considered final.
[2] The contingent consideration will be payable if commercial milestones defined in the sale and purchase agreements are achieved within the specified time period following the date of the acquisition. For Excel Medical, Connecta and Videomed, the specified time periods are 2 years, 3.5 years and 2 years.

[3] Goodwill recognized in our acquisitions is attributable to the following:
Excel Medical - Accelerating our leadership in care communications platform and advancing our digital and mobile communications platform and capabilities.
Connecta - Advancing connected care in Mexico as well as creating lower cost opportunities to expand to other emerging markets.
Videomed - Expanding our operating room integration platform and our market leadership in advancing connected care.

Goodwill in connection with the Excel Medical and Connecta acquisitions is deductible for tax purposes in the United States. Goodwill for the Videomed acquisition is not deductible for tax purposes in Italy.

[4] Useful lives for the acquired developed technology intangible assets range from 5 years to 10 years.
[5] Acquisition and integration costs recognized for Excel Medical during fiscal year ended September 30, 2021 and 2020 include a gain of $3.9 million and expense of $1.4 million related to fair value adjustments to contingent consideration. The reduction in the contingent consideration obligation is due to the reduced likelihood of certain milestones being met. The fair value adjustment related to Connecta and Videomed contingent consideration were not significant for the fiscal year ended September 30, 2021 and 2020. During fiscal year ended September 30, 2021, we paid $2.0 million in cash as contingent consideration associated with the acquisition of Excel Medical.

(In millions)	Company Name
	Voalte	Breathe
Acquisition Details:
Date of acquisition	April 1, 2019	September 3, 2019
Cash paid	$175.8	$127.6
Contingent consideration	5.2	—
Total consideration	$181.0	$127.6

Contingent consideration payable up to: [2]	$15.0	$—

Segment information:	Patient Support Systems	Front Line Care

Acquisition costs for the fiscal year ended September 30, 2021:
Acquisition and integration costs recognized in Selling and administrative expenses [1]	$0.4	$0.3
Acquisition and integration costs recognized in Special charges	—	—
Acquisition costs for the fiscal year ended September 30, 2020:
Acquisition and integration costs recognized in Selling and administrative expenses [1]	$(8.4)	$2.5
Acquisition and integration costs recognized in Special charges	—	3.1

Acquisition costs for the fiscal year ended September 30, 2019:
Acquisition and integration costs recognized in Selling and administrative expenses [1]	$12.1	$6.4
Acquisition and integration costs recognized in Special charges	—	1.7

[1] There were no acquisition and integration costs recognized related to fair value adjustments of contingent consideration related to Voalte during fiscal year ended September 30, 2021. Acquisition and integration costs recognized during fiscal year ended September 30, 2020 and 2019 include a gain of $8.4 million and expense of $3.2 million related to fair value adjustments to contingent consideration. Hillrom did not pay any contingent consideration as the commercial milestones were not met within 1 year of the acquisition date.

Proposed Acquisition by Baxter

See Note 1. Summary of Significant Accounting Policies for further information.

Epiphany Cardiography Products, LLC

On November 4, 2021, we closed on the acquisition of Epiphany Cardiography Products, LLC (“Epiphany”), a company that offers an interoperable connectivity solution capable of supporting more than 260 unique devices from more than 80 manufacturers and integrating across all major Electronic Medical Record (EMR) vendors. Purchase consideration was $38.0 million, subject to certain post-closing adjustments. The results of Epiphany will be included in the Front Line Care segment from the date of acquisition. It is not practical to disclose the preliminary purchase price allocation for this transaction given the short period of time between the acquisition date and the filing of this report.

Asset Acquisitions

On January 28, 2021, we acquired the contact-free continuous monitoring intellectual property and technology from EarlySense in exchange for cash of $30.0 million, a portion of our non-marketable equity investment in EarlySense of $25.5 million at cost and forgiveness of a prepayment of approximately $1.8 million. The investment was transferred to EarlySense on April 27, 2021 after certain conditions outlined in the purchase agreement were satisfied. Additionally, contingent consideration of up to $10.0 million will be payable if commercial milestones defined in the purchase agreement are achieved through September 2023.

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

Dispositions

On August 2, 2019, we completed a disposition to sell certain of our surgical consumable products and related assets for a purchase price of $166.6 million, which is net of cash and working capital adjustments. During fiscal year ended September 30, 2019, we recorded a pre-tax loss on this disposition of $15.9 million, including transaction costs of $4.0 million, in Investment income (expense) and other, net. During fiscal year ended September 30, 2020, we recorded an additional loss of $4.2 million related to this transaction primarily due to income taxes. This disposition did not have a significant effect on our operations or financial results, and, therefore, has not been reported as a discontinued operation.

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

The following summarizes goodwill activity by reportable segment:

(In millions)	Patient Support Systems	Front Line Care	Surgical Solutions	Total
Balances as of September 30, 2019
Goodwill	$640.5	$1,424.7	$208.5	$2,273.7
Accumulated impairment losses	(472.8)	—	—	(472.8)
Goodwill, net as of September 30, 2019	167.7	1,424.7	208.5	1,800.9

Changes in Goodwill in the period:
Goodwill related to acquisitions	10.6	4.4	10.0	25.0
Currency translation effect	2.4	3.5	3.7	9.6

Balances as of September 30, 2020
Goodwill	653.5	1,432.6	222.2	2,308.3
Accumulated impairment losses	(472.8)	—	—	(472.8)
Goodwill, net as of September 30, 2020	180.7	1,432.6	222.2	1,835.5

Changes in Goodwill in the period:
Goodwill related to acquisitions	(0.6)	383.8	0.1	383.3
Currency translation effect	(0.8)	3.9	(0.2)	2.9

Balances as of September 30, 2021
Goodwill	652.1	1,820.3	222.1	2,694.5
Accumulated impairment losses	(472.8)	—	—	(472.8)
Goodwill, net as of September 30, 2021	$179.3	$1,820.3	$222.1	$2,221.7

Testing for goodwill is performed annually, or on an interim basis upon the occurrence of a triggering event or change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The annual evaluation of goodwill for impairment was performed as of April 30, 2021 and did not result in any impairment.

The below table summarizes our changes in goodwill related to the acquisitions that occurred during fiscal years ended September 30, 2021, 2020 and 2019. Refer to Note 3. Business Combinations for further information regarding these acquisitions.

Company Name
	Voalte	. Breathe	Excel Medical	Connecta	Videomed	Bardy
Date of Acquisition	April 1, 2019	September 3, 2019	January 10, 2020	May 18, 2020	July 21, 2020	August 6, 2021
Segment assigned Goodwill	Patient Support Systems	Front Line Care	Patient Support Systems	Front Line Care	Surgical Solution	Front Line Care
Percentage of Goodwill assigned to segment	100%	100%	100%	100%	100%	100%

For the fiscal year ended September 30, 2019, we completed a disposition to sell certain of our surgical consumable products and related assets. All goodwill associated with this disposition was included in our Surgical Solutions segment. Refer to Note 3. Business Combinations for further information.
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

Many of our intangible assets are not deductible for income tax purposes. A summary of intangible assets and the related accumulated amortization follows:

(In millions)	September 30
	2021		2020
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Customer relationships	$638.1	$416.9	$633.2	$358.7
Trademarks and trade names	50.0	32.5	45.3	25.7
Developed technology	297.8	153.3	287.9	116.5
Software [1]
Software for internal use	161.3	127.6	159.3	119.2
Software to be sold	73.8	33.3	55.1	29.5
Other [2]	86.0	25.5	25.8	17.7
Total definite-lived	$1,307.0	$789.1	$1,206.6	$667.3
Indefinite-lived [3]	437.4	—	437.4	—
Total identifiable intangible assets	$1,744.4	$789.1	$1,644.0	$667.3
[1] Software consists mainly of capitalized costs associated with internal use software, including applicable costs associated with the implementation and upgrade of our enterprise resource planning systems. In addition, software includes capitalized development costs for software products to be sold. Software amortization expense was $14.4 million, $9.2 million and $10.3 million for the fiscal years ended September 30, 2021, 2020 and 2019 and was primarily included in Selling and administrative expenses.

[2] Other intangible assets primarily comprised of patents, non-competition agreements and intellectual property rights.
[3] Indefinite-lived intangible assets represent primarily the Welch Allyn trade name with a carrying value of $434.0 million as of September 30, 2021 and 2020.

Testing for indefinite-lived intangible asset impairment is performed annually, or on an interim basis upon the occurrence of a triggering event or change in circumstances that would more likely than not reduce the fair value of the indefinite-lived intangible asset below its carrying amount. The annual evaluation of indefinite-lived intangible assets was performed as of April 30, 2021 and did not result in any impairment.

Amortization expense for definite-lived intangible assets for the fiscal years ended September 30, 2021, 2020 and 2019 was $123.0 million, $118.2 million and $132.7 million. Amortization expense for definite-lived intangible assets is expected to approximate the following for each of the next five fiscal years and thereafter:

(In millions)	Amount
2022	$120.7
2023	100.9
2024	85.6
2025	66.7
2026	54.8
2027 and beyond	89.2

Note 5. Financing Agreements

Total debt consists of the following:

(In millions)	September 30, 2021	September 30, 2020
Current portion of long-term debt	$50.1	$50.1
Securitization Facility	95.6	82.2
Note Securitization Facility	90.0	90.0
Total Short-term borrowings	$235.7	$222.3

Revolving credit facility, matures August 2024	$515.0	$—
Senior secured Term Loan A, long-term-portion, matures August 2024	$846.7	895.4
Senior unsecured 5.00% notes due on February 15, 2025	$—	297.5
Senior unsecured 4.375% notes due on September 17, 2027	$420.3	419.5
Unsecured 7.00% debentures due on February 15, 2024	$13.4	13.4
Unsecured 6.75% debentures due on December 15, 2027	$29.7	29.7
Other	$0.1	0.2
Total Long-term debt	$1,825.2	$1,655.7
Total debt	$2,060.9	$1,878.0

Short-Term Borrowings

Securitization Facilities

On April 23, 2021, we renewed our 364-day accounts receivable securitization program (the “Securitization Facility”) with certain financial institutions for borrowings up to $110.0 million. Additionally, we renewed our 364-day facility for borrowings up to $90.0 million (the “Note Securitization Facility”) on April 23, 2021. The terms and conditions of the renewed April 2021 facilities are substantially similar to the expired April 2020 facilities. Under the terms of each the Securitization Facility and Note Securitization Facility, certain of our accounts receivable secure the amounts borrowed and cannot be used to pay our other debts or liabilities. The amount of permissible borrowings outstanding is determined based on the amount of qualifying accounts receivable at any point in time. Borrowings outstanding under the renewed Securitization Facility and Note Securitization Facility bear interest at 1-month U.S. LIBOR plus the applicable margin of 0.78% and 0.90% and are included as a component of Short-term borrowings, while the accounts receivable securing these obligations remain as a component of Trade accounts receivable, net of allowances.

As of September 30, 2021, the weighted average interest rate on Short-Term borrowings was 0.97%.

Long-Term Debt

As of September 30, 2021, there were $515.0 million outstanding borrowings on the Revolving Credit Facility and available borrowing capacity was $675.0 million after giving effect to the $9.9 million of outstanding standby letters of credit. As of

September 30, 2020, there were no outstanding borrowings on the Revolving Credit Facility, and available borrowing capacity was $1,191.0 million after giving effect to $9.0 million of outstanding standby letters of credit.

In August 2019, we entered into a senior credit agreement (the “Senior Credit Agreement”) for purposes of refinancing our then-existing senior secured credit facilities maturing in 2021 (the “Prior Senior Secured Credit Facilities”). The Prior Senior Secured Credit Facilities consisted of a senior secured term loan facility (“2021 TLA Facility”) with an original principal amount of $1,462.5 million and a Senior Secured Revolving Credit Facility (“2021 Revolving Credit Facility”) providing borrowing capacity of up to $700.0 million, both maturing in September 2021. During fiscal year ended September 30, 2019, we paid the outstanding balance of $1,038.4 million on the 2021 TLA Facility.

The Senior Credit Agreement consists of two facilities as follows:
•$1,000.0 million senior secured Term Loan A facility, maturing in August 2024 (“2024 TLA Facility”)
•Revolving Credit Facility, providing borrowing capacity of up to $1,200.0 million, maturing in August 2024 (“2024 Revolving Credit Facility”)

In connection with the refinancing of the Prior Senior Secured Credit Facilities, we recorded $3.3 million in Loss on extinguishment of debt primarily related to the debt issuance costs previously capitalized for the 2021 TLA Facility during fiscal year ended September 30, 2019. We capitalized debt issuance costs of $2.5 million in connection with the 2024 TLA Facility and $3.7 million in connection with the 2024 Revolving Credit Facility.

The Senior Credit Agreement facilities bear interest at variable rates which currently approximate 1.4%. These interest rates are based primarily on LIBOR, but under certain conditions could also be based on the U.S. Federal Funds Rate or the U.S. Prime Rate, at our option. We are able to voluntarily prepay outstanding loans under the 2024 TLA Facility at any time. We made the required minimum payments of $50.0 million on the 2024 TLA Facility during both fiscal years ended September 30, 2021 and 2020.

The following table summarizes the maturities of the 2024 TLA Facility for the fiscal years ending September 30, 2022 through 2024:

(In millions)	Amount
2022	$50.0
2023	75.0
2024	775.0

Long-Term Debt Redemption

On May 20, 2021, we redeemed the senior unsecured 5.00% notes due February 15, 2025 for $300.0 million using cash on hand and funds borrowed from both Securitization Facilities and the Revolving Credit Facility. During the year ended September 30, 2021, we recorded a loss on extinguishment of debt of $9.8 million, which was comprised of a $7.5 million prepayment premium and $2.3 million of debt issuance costs previously capitalized.

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

Fair Value

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The book values of our Securitization Facility, Note Securitization Facility, 2024 TLA Facility, and 2024 Revolving Credit Facility approximate fair value.

The estimated fair values of our long-term debt instruments are described in the table below:

(In millions)	September 30, 2021	September 30, 2020
Senior unsecured 5.00% notes due on February 15, 2025	$—	$310.1
Senior unsecured 4.375% notes due on September 15, 2027	445.4	441.2
Unsecured debentures	48.6	48.0
Total	$494.0	$799.3

The estimated fair values of our long-term unsecured debentures were based on observable inputs such as quoted prices in markets that are not active. The estimated fair values of our Senior Notes were based on quoted prices for similar liabilities. These fair value measurements were classified as Level 2, as described in Note 1. Summary of Significant Accounting Policies.

Debt Covenants

The facilities provided by the Senior Credit Agreement are held with a syndicate of banks, which includes 13 institutions. Our general corporate assets, with exceptions including those of certain of our subsidiaries, collateralize these obligations. The Senior Credit Agreement contains financial covenants that specify a maximum secured net leverage ratio and a minimum interest coverage ratio. These financial covenants are measured at the end of each quarter. The required maximum secured net leverage ratio is 3.00x and the required minimum interest coverage ratio is 4.00x. As of September 30, 2021, we were in compliance with all debt covenants under our financing agreements.

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

Cash Flow Hedges

To manage our exposure to market risk from fluctuations in interest rates, we enter into interest rate swaps that are designated as cash flow hedges. As of September 30, 2021 and September 30, 2020, we had interest rate swap agreements with an aggregate notional amount of $750.0 million to hedge the variability of cash flows through August 2024 associated with a portion of the variable interest rate payments on outstanding borrowings under our Senior Credit Agreement.

We are subject to variability in foreign currency exchange rates due to our international operations. We enter into currency exchange contracts that are designated as cash flow hedges to manage our exposure arising from fluctuating exchange rates related to specific and projected transactions. We operate this program pursuant to documented corporate risk management policies and do not enter into derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to our assets, obligations, and projected results of operations denominated in foreign currencies. Our currency risk consists primarily of foreign currency denominated firm commitments and projected foreign currency denominated intercompany and third-party transactions. As of September 30, 2021, we had no outstanding currency exchange contracts. As of September 30, 2020, the notional amount of outstanding currency exchange contracts was $64.4 million. The maximum length of time over which we hedge transaction exposures is generally 12 months. Derivative gains and losses, initially reported as a component of Accumulated other comprehensive income (loss), are reclassified to earnings in the period when the underlying transaction affects earnings.

Net Investment Hedges

As of September 30, 2021 and 2020, we had cross-currency swap agreements, with an aggregate notional amount of $198.3 million to hedge the variability of U.S. dollar-Euro exchange rates through July 2023. These cross-currency swaps are designated as net investment hedges of subsidiaries using Euro as their functional currency.

We assess hedge effectiveness under the spot-to-spot method and record changes in fair value attributable to the translation of foreign currencies through Accumulated other comprehensive income (loss). The remaining changes in fair value are related to interest earned on cross-currency swaps and are amortized through Interest expense, which was income of $5.2 million for both the fiscal year ended September 30, 2021 and 2020.

Undesignated Derivative Instruments

We use forward contracts to mitigate the foreign exchange revaluation risk associated with recorded monetary assets and liabilities that are denominated in a non-functional currency. These derivative instruments are not formally designated as hedges and the terms of these instruments generally do not exceed one month. As of September 30, 2021 and 2020, we had forward contracts not designated as hedges with aggregate notional amounts of $116.4 million and $169.9 million. The following table summarizes unrealized and realized gains and losses for forward contracts not designated as hedges, which are recorded in Investment income (expense) and other, net.

(In millions)	Year Ended September 30
	2021	2020
Unrealized gains (losses)	$(0.5)	$—
Realized gains (losses)	(5.1)	3.0

Fair Value

We classify fair value measurements on our derivative instruments as Level 2. The estimated fair values of our derivative instruments are described in the table below:

(In millions) Derivative Instruments	September 30, 2021	September 30, 2020	Consolidated Balance Sheet Classification
Interest Rate Swaps	$(22.2)	$(46.3)	Other current liabilities
Currency Exchange Contracts	—	(0.4)	Other current liabilities
Cross-Currency Swaps	8.5	9.7	Other assets
Undesignated Forward Contracts	0.4	—	Other assets
Undesignated Forward Contracts	(1.0)	—	Other current liabilities
Total	$(14.3)	$(37.0)

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

Expense for operating leases and leases with a term of one year or less is recognized on a straight-line basis over the lease term. Lease expense is recorded in Cost of goods sold or Selling and administrative expenses based on the purpose of the leased asset. The following table summarizes our lease expense:

(In millions)	September 30, 2021	September 30, 2020
Operating lease expense	$27.2	$27.8
Short-term leases and variable lease payments	11.9	11.5
Total	$39.1	$39.3

The following table summarizes the balance sheet classification of our operating leases and amounts of the ROU asset and lease liability:

(In millions)	September 30, 2021	September 30, 2020	Consolidated Balance Sheet Classification
Right-of-use assets	$68.5	$72.3	Other assets
Current lease liabilities	22.7	22.8	Other current liabilities
Non-current lease liabilities	50.6	54.4	Other long-term liabilities

The following table summarizes our supplemental information related to operating leases:

	September 30, 2021	September 30, 2020
Supplemental information:
Weighted-average discount rate	3.14%	3.30%
Weighted-average remaining lease term in years	4.41	4.48

Cash Flow information (In millions):
Operating cash flows paid for amounts included in the measurement of lease liabilities	$27.0	$27.6
Right of use assets obtained in exchange for new lease liabilities	$18.2	$16.6

The following table summarizes the maturities of our operating leases as of September 30, 2021:

(In millions)	Amount
2022	$24.6
2023	18.9
2024	12.5
2025	8.2
2026	6.3
Thereafter	8.7
Total lease payments	79.2
Less: imputed interest	(5.9)
Total lease liability	$73.3

Disclosures Related to Periods Prior to Adopting the New Lease Guidance

Future minimum payments under non-cancellable operating leases (excluding executory costs) aggregating $47.8 million for manufacturing facilities, warehouse distribution centers, service centers, sales offices, automobiles, and other equipment consisted of the following as of the fiscal year ended September 30, 2021:

(In millions)	Amount
2022	$15.7
2023	11.1
2024	6.4
2025 and beyond	14.6

Rental expense during fiscal year ended September 30, 2019 was $39.8 million.

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

Effect on Operations

The following table details the components of net pension expense for our defined benefit retirement plans:

(In millions)	Year Ended September 30			Statements of Consolidated
	2021	2020	2019	Income Classification
Service cost	$1.7	$1.8	$1.8	Cost of goods sold
Service cost	3.4	3.4	2.7	Selling and administrative expenses
Interest cost	7.4	8.7	12.5	Investment income (expense) and other, net
Expected return on plan assets	(11.8)	(14.0)	(14.8)	Investment income (expense) and other, net
Amortization of unrecognized prior service cost, net	0.1	—	0.1	Investment income (expense) and other, net
Amortization of net loss	6.3	6.9	2.4	Investment income (expense) and other, net
Net periodic benefit cost	7.1	6.8	4.7
Settlement loss [1]	—	8.5	—	Investment income (expense) and other, net
Special termination benefits [2]	3.3	0.5	—	Special charges
Net pension expense	$10.4	$15.8	$4.7
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

2 In September 2020, we offered certain employees in the United States the option to participate in a voluntary early retirement plan. The employees who accepted the offer received special termination benefits, which were recorded as a component of Special charges in the Consolidated Statements of Income. See Note 10. Special Charges for further information.

Obligations and Funded Status

The change in benefit obligations, plan assets and funded status, along with amounts recognized in the Consolidated Balance Sheets for our defined benefit retirement plans were as follows:

(In millions)	Year Ended September 30
	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$371.8	$380.4
Service cost	5.1	5.2
Interest cost	7.4	8.7
Actuarial (gain) loss [1]	(10.7)	28.7
Benefits paid	(12.6)	(12.6)
Acquisition[2]	—	3.5
Plan settlements	(0.2)	(44.2)
Special termination benefits	3.3	0.5
Exchange rate (gain) loss	(0.3)	1.6
Benefit obligation at end of year	363.8	371.8

Change in plan assets:
Fair value of plan assets at beginning of year	291.7	310.6
Actual return on plan assets	21.8	33.4
Employer contributions	1.2	1.0
Benefits paid	(12.6)	(12.6)
Acquisition[2]	—	3.5
Plan settlements	(0.2)	(44.2)
Fair value of plan assets at end of year	301.9	291.7
Funded status and net amounts recognized	$(61.9)	$(80.1)

Amounts recorded in the Consolidated Balance Sheets:
Accrued pension benefits, current portion	$(1.4)	$(1.5)
Accrued pension benefits, long-term	(60.5)	(78.6)
Net amount recognized	$(61.9)	$(80.1)
[1] For the fiscal year ended September 30, 2021, the increase in Actuarial (gain) loss is primarily due to the change in the yield curve.
[2] Represents the plan assets and obligations assumed as part of the defined benefit retirement plan of Excel Medical, which was acquired on January 10, 2020, and subsequently settled and terminated as of September 30, 2020.

In addition to the amounts above, net actuarial losses of $37.8 million and prior service costs of $0.3 million, less the tax effect of $10.0 million are included as components of Accumulated other comprehensive income (loss) as of September 30, 2021. In addition to the amounts above, net actuarial losses of $64.9 million and prior service costs of $0.4 million, less the tax effect of $16.3 million, are included as components of Accumulated other comprehensive income (loss) as of September 30, 2020.

Accumulated Benefit Obligation

The accumulated benefit obligation for all defined benefit pension plans was $348.3 million and $352.1 million as of September 30, 2021 and 2020. Selected information for our plans, including plans with accumulated benefit obligations exceeding plan assets, was as follows:

(In millions)	September 30, 2021			September 30, 2020
	PBO	ABO	Plan Assets	PBO	ABO	Plan Assets
Master plan	$337.1	$323.6	$301.9	$343.2	$325.7	$291.7
International plans	21.3	19.3	—	23.0	20.8	—
Supplemental executive plan	5.4	5.4	—	5.6	5.6	—
	$363.8	$348.3	$301.9	$371.8	$352.1	$291.7

Actuarial Assumptions

The weighted average assumptions used in accounting for our domestic pension plans were as follows:

	2021	2020	2019
Weighted average assumptions to determine benefit obligations at the measurement date:
Discount rate for obligation	2.9%	2.7%	3.2%
Rate of compensation increase	2.6%	2.6%	2.6%

Weighted average assumptions to determine benefit cost for the year:
Discount rate for expense	2.7%	3.2%	4.2%
Expected rate of return on plan assets	4.5%	5.3%	5.5%
Rate of compensation increase	2.6%	2.6%	3.0%

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

Plan Assets

The weighted average asset allocations of our master defined benefit retirement plan as of September 30, 2021 and 2020, by asset category, along with target allocations, are as follows:

	2021 and 2020 Target Allocation	2021 Actual Allocation	2020 Actual Allocation

Equity securities	31%-37%	33.7%	34%
Fixed income securities	63%-69%	66.3%	66%
Total		100%	100%

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

Fair Value Measurements of Plan Assets

Cash as part of plan assets was $3.2 million and $2.1 million as of September 30, 2021 and 2020 and was classified as a Level 1 financial instrument.

The following table summarizes these assets by category:

(In millions)	Year Ended September 30
	2021	2020
Equities
U.S. companies	$52.0	$49.7
International companies	49.5	48.9
Fixed income securities	197.2	191.0
Total plan assets at fair value, excluding cash	$298.7	$289.6

These investments are commingled funds and/or collective trusts valued using the net asset value (“NAV”) unit price provided by the fund administrator. The NAV is based on the value of the underlying assets owned by the fund.

Cash Flows

Our U.S. master defined benefit plan is funded in excess of 89%, as measured under the requirements of the Pension Protection Act of 2006, and therefore we expect that the plan will not be subject to the “at risk” funding requirements of this legislation.

During fiscal years ended September 30, 2021 and 2020, we contributed cash of $1.2 million and $1.0 million, respectively, to our defined benefit retirement plans. We will not be required to contribute to our master defined benefit retirement plan during the fiscal year ended September 30, 2022 due to the current funding level; however, minimal contributions will be required for our unfunded plans.

Estimated Future Benefit Payments

The benefit payments, which are expected to be funded through plan assets and company contributions and reflect expected future service, are expected to be paid as follows:

(In millions)	Pension Benefits
2022	$14.9
2023	14.6
2024	15.4
2025	16.1
2026	16.6
2027-2031	94.2

Defined Contribution Savings Plans

We have defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees. The general purpose of these plans is to provide additional financial security in retirement by providing employees with an incentive to make regular savings. Our contributions to the plans are based on eligibility and employee contributions. Expense under these plans for the fiscal years ended September 30, 2021, 2020 and 2019 was $31.6 million, $31.9 million and $29.0 million.
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

The net periodic benefit cost related to postretirement health care plans has not been significant for the fiscal years ended September 30, 2021, 2020 or 2019. In September 2020, we offered certain employees in the United States the option to participate in a voluntary early retirement plan. The employees who accepted the offer received special termination benefits of $0.1 million and $0.4 million for the fiscal years ended September 30, 2021 and 2020, which were recorded as a component of Special charges in the Consolidated Statements of Income.
The change in the accumulated postretirement benefit obligation was as follows:

(In millions)	Year Ended September 30
	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$12.2	$12.7
Service cost	0.1	0.1
Interest cost	0.1	0.2
Actuarial loss (gain)	1.8	(0.4)
Benefits paid	(1.8)	(1.0)
Retiree contributions	0.4	0.2
Special termination benefits	0.1	0.4
Benefit obligation at end of year	$12.9	$12.2

Amounts recorded in the Consolidated Balance Sheets:
Accrued benefits obligation, current portion	$2.0	$1.6
Accrued benefits obligation, long-term	10.9	10.6
Net amount recognized	$12.9	$12.2

In addition to the amounts above, net actuarial gains of $7.5 million and prior service credits of $0.3 million, less the tax effect of $2.0 million are included as components of Accumulated other comprehensive income (loss) as of September 30, 2021. Net actuarial gains of $10.9 million and prior service credits of $0.4 million, less the tax effect of $2.9 million are included as components of Accumulated other comprehensive (loss) as of September 30, 2020.

The below table summarizes the discount rates used in accounting for our postretirement plans:

	September 30
	2021	2020	2019
Discount rate used to determine:
Net periodic benefit cost for the postretirement health care plans	1.6%	2.6%	4.0%
Benefit obligation	2.0%	1.8%	3.0%

As of September 30, 2021, the health care cost trend rates for the plans were generally assumed to be in the ranges of 5.6% to 6.0%, trending down to a rate of 4.5% over the long-term.

We fund the postretirement health care plans as benefits are paid and current plan benefits are expected to require contributions of approximately $2.1 million during fiscal year end September 30, 2022 and approximately $1.0 million per fiscal year thereafter.

Note 9. Other Comprehensive Income

The following tables represent the changes in Other comprehensive income (loss) and Accumulated other comprehensive income (loss) by component for the fiscal years ended September 30, 2021, 2020 and 2019.

(In millions)	Year Ended September 30, 2021
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance [2]
Derivative instruments designated as hedges [1]:
Currency exchange contracts	$3.7	$(3.3)	$0.4	$(0.1)	$0.3	$(0.3)	$0.3	$—
Interest rate swaps	37.9	(13.8)	24.1	(5.5)	18.6	(35.7)	18.6	(17.1)
Cross-currency swaps	(1.3)	—	(1.3)	0.3	(1.0)	6.7	(1.0)	5.7
Derivative instruments designated as hedges total	$40.3	$(17.1)	$23.2	$(5.3)	$17.9	$(29.3)	$17.9	$(11.4)
Foreign currency translation adjustment	9.0	—	9.0	—	9.0	(110.7)	9.0	(101.7)
Change in pension and postretirement defined benefit plans	0.8	21.9	22.7	(5.4)	17.3	(40.2)	17.3	(22.9)
Total	$50.1	$4.8	$54.9	$(10.7)	$44.2	$(180.2)	$44.2	$(136.0)

(In millions)	Year Ended September 30, 2020
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Derivative instruments designated as hedges [1]:
Currency exchange contracts	$1.9	$(2.6)	$(0.7)	0.2	$(0.5)	$0.2	$(0.5)	$(0.3)
Interest rate swaps	(35.4)	(4.2)	(39.6)	9.1	(30.5)	(5.2)	(30.5)	(35.7)
Cross-currency swaps	(7.2)	—	(7.2)	1.7	(5.5)	12.2	(5.5)	6.7
Derivative instruments designated as hedges total	$(40.7)	$(6.8)	$(47.5)	11.0	$(36.5)	$7.2	$(36.5)	$(29.3)
Foreign currency translation adjustment	34.7	—	34.7	—	34.7	(145.4)	34.7	(110.7)
Change in pension and postretirement defined benefit plans	0.9	4.6	5.5	(1.4)	4.1	(44.3)	4.1	(40.2)
Total	$(5.1)	$(2.2)	$(7.3)	$9.6	$2.3	$(182.5)	$2.3	$(180.2)

(In millions)	Year Ended September 30, 2019
	Other comprehensive income (loss)					Accumulated other comprehensive income (loss)
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Impacts of ASU 2018-02 Adoption as of October 1, 2018	Net activity	Ending balance
Derivative instruments designated as hedges [1]:
Currency exchange contracts	$(0.6)	$0.6	$—	$—	$—	$0.2	$—	$—	$0.2
Interest rate swaps	(24.8)	(6.8)	(31.6)	7.3	(24.3)	18.3	0.8	(24.3)	(5.2)
Cross-currency swaps	18.0	—	18.0	(4.1)	13.9	(1.7)	—	13.9	12.2
Derivative instruments designated as hedges total	$(7.4)	$(6.2)	$(13.6)	$3.2	$(10.4)	$16.8	$0.8	$(10.4)	$7.2
Foreign currency translation adjustment	(40.1)	—	(40.1)	—	(40.1)	(105.3)	—	(40.1)	(145.4)
Change in pension and postretirement defined benefit plans	(19.4)	2.0	(17.4)	3.8	(13.6)	(24.5)	(6.2)	(13.6)	(44.3)
Total	$(66.9)	$(4.2)	$(71.1)	$7.0	$(64.1)	$(113.0)	$(5.4)	$(64.1)	$(182.5)
[1] See Note 6. Derivative Instruments and Hedging Activity for information regarding our hedging strategies
[2] The estimated net amount of gains and losses reported in Accumulated other comprehensive income (loss) related to our derivative instruments designated as hedges as of September 30, 2021 that are expected to be reclassified into earnings within the next 12 months is expense of $4.1 million.

The following table represents the items reclassified out of Accumulated other comprehensive income (loss) and the related tax effects for the fiscal years ended September 30, 2021, 2020 and 2019:

(In millions)	Year Ended September 30
	2021			2020			2019
	Amount reclassified	Tax effect	Net of tax	Amount reclassified	Tax effect	Net of tax	Amount reclassified	Tax effect [4]	Net of tax
Derivative instruments designated as hedges:
Currency exchange contracts [1]	$(3.3)	$0.8	$(2.5)	$(2.6)	$0.5	$(2.1)	$0.6	$(0.2)	$0.4
Interest rate swaps [2]	(13.8)	3.2	(10.6)	(4.2)	1.0	(3.2)	(6.8)	1.6	(5.2)
Derivative instruments designated as hedges total	$(17.1)	$4.0	$(13.1)	$(6.8)	$1.5	$(5.3)	$(6.2)	$1.4	(4.8)
Change in pension and postretirement defined benefit plans [3]	$21.9	$(5.4)	$16.5	$4.6	$(1.4)	$3.2	$2.0	$(2.4)	$(0.4)
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

Note 10. Special Charges

Special charges are incurred in connection with various transformative initiatives, exit activities, and organizational changes to improve our business alignment and cost structure. Although these charges are infrequent and unusual in nature, additional Special charges are expected to be incurred. It is not practicable to estimate the amount of these future expected costs until such time as the evaluations are complete. The following table summarizes the Special charges recognized for the fiscal years ended September 30, 2021, 2020 and 2019.

(In millions)
Special Charges	Year Ended September 30
	2021	2020	2019
Global information technology transformation	$12.0	$15.9	$1.3
Workforce reduction plan	25.6	6.7	—
Integration-related activities	9.2	13.1	19.8
Site consolidation and other cost optimization activities, including related severance cost	0.6	5.8	7.3
Total Special Charges	$47.4	$41.5	$28.4

Global Information Technology Transformation

In fiscal 2019, management initiated a global information technology transformation, including rationalizing and transforming our enterprise resource planning software solutions and other complementary information technology systems. In addition to the expenses noted in the table above, $17.4 million and $22.0 million was capitalized as software in Other intangible assets and software, net for the fiscal years ended September 30, 2021 and 2020.

The objective of this initiative is to consolidate and streamline our key workstreams that interact with customers and vendors and support our financial reporting processes while maintaining the security of our data. The solutions designed under this initiative will be implemented over the next four to six years.

Workforce Reduction Plan

On September 15, 2020, we committed to a workforce reduction plan as part of the continued business optimization initiatives to advance our strategy and growth platforms and improve our operations and cost structure. The workforce reduction plan includes a voluntary retirement program and involuntary severance actions. For the fiscal years ended September 30, 2021 and 2020, we incurred $25.6 million and $6.7 million related to this initiative within Special charges.

Integration-Related Activities

We incurred costs, including severance and benefit costs, associated with business realignment and integration activities focused on reducing complexity, increasing efficiency, and improving our cost structure. We acquired several businesses during fiscal years ended September 30, 2021 and 2020 as disclosed within Note 3. Business Combinations for which we also continue to incur integration-related costs and severance costs.

Site Consolidation and Other Cost Optimization Activities, Including Related Severance Cost

We continue to streamline our operations and simplify our supply chain by transforming and consolidating certain manufacturing and distribution operations.

For all accrued severance and other benefit charges described above, we record reserves within Other current liabilities. The following table summarizes the reserve activity for severance and other benefits for the fiscal years ended September 30, 2021 and 2020:

(In millions)
Balance as of September 30, 2019	$8.5
Expenses	14.6
Cash Payments	(11.1)
Reversals	(0.7)
Balance as of September 30, 2020	$11.3
Expenses	23.7
Cash Payments	(27.1)
Reversals	—
Balance as of September 30, 2021	$7.9

Note 11. Income Taxes

The significant components of income before income taxes and the consolidated income tax provision were as follows:

(In millions)	Year Ended September 30
	2021	2020	2019
Income before income taxes:
Domestic	$145.0	$137.0	$122.5
Foreign	157.8	134.2	86.1
Total	$302.8	$271.2	$208.6

Income tax expense:
Current provision
U.S. Federal	$55.5	$38.1	$51.0
State	13.1	10.8	6.0
Foreign	17.7	18.3	18.2
Total current provision	86.3	67.2	75.2
Deferred provision:
U.S. Federal	(25.5)	(15.6)	(12.0)
State	(4.8)	(2.8)	(2.5)
Foreign	(1.7)	(0.6)	(4.3)
Total deferred provision	(32.0)	(19.0)	(18.8)
Income tax expense	$54.3	$48.2	$56.4

Differences between income tax expense reported for financial reporting purposes and that computed based upon the application of the statutory U.S. Federal tax rate to the reported income before income taxes were as follows:

(In millions)	Year Ended September 30
	2021		2020		2019
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
U.S. Federal income tax [1]	$63.6	21.0%	$57.0	21.0%	$43.8	21.0%
State income tax [2]	7.3	2.4	4.1	1.5	3.3	1.6
Foreign income tax [3]	(17.9)	(5.9)	(15.0)	(5.5)	(10.1)	(4.9)
Application of federal research tax credits	(7.7)	(2.6)	(6.2)	(2.3)	(5.6)	(2.7)
Application of foreign tax credits	(9.5)	(3.2)	(11.6)	(4.3)	(0.1)	—
Valuation of tax attributes	1.2	0.4	5.0	1.9	2.2	1.1
Foreign inclusions	10.3	3.5	7.7	2.9	—	—
Excess tax benefits from share based awards	(1.5)	(0.5)	(4.7)	(1.7)	(5.2)	(2.5)
U.S. tax reform transition tax	—	—	—	—	(1.0)	(0.5)
Foreign-derived intangible income deduction	(9.9)	(3.4)	(7.8)	(2.9)	(4.3)	(2.0)
Global intangible low-taxed income inclusion	7.6	2.6	12.6	4.6	9.6	4.6
Disposition of subsidiary	—	—	4.1	1.5	18.2	8.7
Current period change in uncertain tax positions	—	—	—	—	4.6	2.2
Non-deductible transaction costs [4]	6.8	2.3	—	—	—	—
Other, net	4.0	1.3	3.0	1.1	1.0	0.4
Income tax expense	$54.3	17.9%	$48.2	17.8%	$56.4	27.0%
1 At statutory rate.
2 Net of U.S. Federal benefit.
3 U.S. Federal tax rate differential.
4 Non-deductible costs related to the acquisition of Bardy, including the indemnity claim settlement and accrued interest. See Note 3. Business Combinations for further information.

The tax effect of temporary differences that gave rise to the deferred tax assets and liabilities were as follows:

(In millions)	September 30, 2021	September 30, 2020
Deferred tax assets:
Employee benefit accruals	$58.1	$48.3
Inventory	15.2	14.7
Net operating loss carryforwards	93.3	69.7
Tax credit carryforwards	26.4	26.4
Lease liabilities	18.3	18.8
Other, net	36.5	36.2
	247.8	214.1
Less: Valuation allowance	(53.0)	(50.8)
Total deferred tax assets	194.8	163.3

Deferred tax liabilities:
Depreciation	(14.6)	(19.2)
Amortization	(190.5)	(201.0)
Lease Assets	(17.1)	(17.6)
Other, net	(5.6)	(5.6)
Total deferred tax liabilities	(227.8)	(243.4)
Deferred tax liability - net	$(33.0)	$(80.1)

As of September 30, 2021, we had $40.7 million of deferred tax assets related to operating loss carryforwards in foreign jurisdictions that are subject to various carryforward periods with the majority eligible to be carried forward for an unlimited period. Additionally, we had $43.1 million of deferred tax assets related to U.S. Federal net operating loss (“NOL”) carryforwards, some of which will be carried forward for an unlimited period and some of which will expire between 2022 and 2036 and $9.5 million of deferred tax assets related to state NOL carryforwards, some of which will be carried forward for an unlimited period and some of which expire between 2022 and 2041. We had $24.3 million of deferred tax assets related to state tax credits, some of which will be carried forward for an unlimited period and some of which will expire between 2022 and 2031. We had $1.1 million of deferred tax assets related to capital loss carryforwards which will expire in 2025. We had $1.7 million of deferred tax assets related to foreign tax credit carryforwards which will expire between 2030 and 2031. We are considering carryback opportunities for the capital loss carryforward and the foreign tax credit carryforward.

The gross deferred tax assets as of September 30, 2021 were reduced by valuation allowances of $53.0 million primarily related to certain foreign deferred tax attributes and state tax credit carryforwards as it is more likely than not that some portion or all of these tax attributes will not be realized. In evaluating whether it is more likely than not that we would recover our deferred tax assets, future taxable income, the reversal of existing temporary differences and tax planning strategies were considered. We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances.  During fiscal year ended September 30, 2021, the valuation allowance increased by $2.2 million. The increase related primarily to foreign net operating losses, state net operating losses, and state tax credits and that more likely that not will not be realized.

We operate under tax holidays in both Singapore and Puerto Rico. The Singapore tax holiday is effective through 2024. The Puerto Rico tax holiday is effective through 2025, but we disposed of this operation in fiscal 2019 and thus will not recognize any benefit in the future. Both incentives are conditional on meeting certain employment and/or investment thresholds. The impact of these tax holidays decreased foreign taxes by $3.9 million for the fiscal year ended September 30, 2021, $3.3 million for the fiscal year ended September 30, 2020 and $5.2 million for the fiscal year ended September 30, 2019. The benefit of the tax holidays on net income per diluted share was $0.06, $0.05 and $0.08 during fiscal years ended September 30, 2021, 2020 and 2019.

With regard to our non-U.S. subsidiaries, it is our practice and intention to reinvest the earnings in those businesses, to fund capital expenditures and other operating cash needs. Because the undistributed earnings of non-U.S. subsidiaries are considered to be permanently reinvested, no U.S. deferred income taxes or foreign withholding taxes have been provided on earnings subsequent to the enactment of the Tax Act. As of September 30, 2021, we have approximately $83.5 million of undistributed earnings in our non-U.S. subsidiaries that are considered to be permanently reinvested. If such earnings were repatriated, we do not anticipate incurring a significant amount of additional tax expense.

We file a consolidated federal income tax return as well as multiple state, local and foreign jurisdiction tax returns. In the normal course of business, we are subject to examination by the taxing authorities in each of the jurisdictions where we file tax returns. During fiscal year ended September 30, 2021, the U.S. Internal Revenue Service (“IRS”) concluded its audit of fiscal year ended September 30, 2019 and initiated its post-filing examination of the fiscal year ended September 30, 2020 consolidated federal return. We continue to participate in the IRS Compliance Assurance Program (“CAP”) for fiscal year ended September 30, 2021 and fiscal year end September 30, 2022. We are in the application process to remain in the CAP for fiscal year end September 30, 2023. The CAP provides the opportunity for the IRS to review certain tax matters prior to us filing our tax return for the year, thereby reducing the time it takes to complete the post-filing examination. We are also subject to state and local or foreign income tax examinations by taxing authorities for years back to fiscal year ended September 30, 2016.

We also have on-going audits in various stages of completion in several state and foreign jurisdictions, one or more of which may conclude within the next 12 months. Such settlements could involve some or all of the following: the payment of additional taxes and related penalties, the adjustment of certain deferred taxes and/or the recognition of unrecognized tax benefits. The resolution of these matters, in combination with the expiration of certain statutes of limitations in various jurisdictions, make it reasonably possible that our unrecognized tax benefits may decrease as a result of either payment or recognition by up to $2.0 million in the next 12 months, excluding interest.

The total amount of gross unrecognized tax benefits as of September 30, 2021, 2020 and 2019 were $2.7 million, $3.9 million and $9.6 million, which includes $2.5 million, $3.5 million and $9.3 million that, if recognized, would impact the effective tax rate in future periods. The remaining amount relates to items which, if recognized, would not impact our effective tax rate.

A rollforward of the beginning and ending amount of unrecognized tax benefits is as follows:

(In millions)	Year Ended September 30
	2021	2020	2019
Balance as of October 1	$3.9	$9.6	$6.2
Increases in tax position of prior years	0.2	—	5.8
Settlements with taxing authorities	—	(5.8)	(1.1)
Lapse of applicable statute of limitations	(1.4)	(0.2)	(1.0)
Foreign currency adjustments	—	0.3	(0.3)
Total change	(1.2)	(5.7)	3.4
Balance as of September 30	$2.7	$3.9	$9.6

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties, which are not presented in the rollforward table above, were $1.2 million, $1.4 million and $1.7 million as of September 30, 2021, 2020 and 2019. Related to interest and penalties, we recognized an income tax benefit of $0.3 million, $0.4 million, and $0.4 million as of September 30, 2021, 2020 and 2019.

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

Earnings per share are calculated as follows (in millions, except share information in thousands):

	Year Ended September 30
	2021	2020	2019
Net Income	$248.5	$223.0	$152.2

Net Income per Basic Common Share	$3.75	$3.35	$2.28

Net Income per Diluted Common Share	$3.72	$3.32	$2.25

Average Basic Common Shares Outstanding	66,204	66,631	66,772
Add: Potential effect of exercise of stock options and other unvested equity awards	643	581	888
Average Diluted Common Shares Outstanding	66,847	67,212	67,660

Shares with anti-dilutive effect excluded from the computation of Diluted EPS	272	342	288

Note 13. Common Stock

Share Repurchases

Under the Board-approved share repurchase program, authorization of $340.0 million was previously granted to repurchase shares. In September 2019, the Board approved an additional $170.0 million for repurchases. In July 2021, the Board approved an increase to the share repurchase program in an amount of $500.0 million. Repurchases may be made on the open market or via private transactions, and are used to manage our capital structure, offset the dilutive impact of stock-based compensation and return cash to shareholders. The Merger Agreement places restrictions on our ability to repurchase shares of our common stock. As a result, we do not expect to make repurchases under the common stock repurchase program while the Merger Agreement is in effect. However, we may continue to repurchase shares of our common stock from employees in connection with employee payroll tax withholding for restricted stock distributions. For the fiscal year ended September 30, 2021, we repurchased 1.2 million shares of our common stock in the open market valued at $130.7 million. For the fiscal year ended September 30, 2020, we repurchased 0.5 million shares of our common stock in the open market valued at $54.1 million. For the fiscal year ended September 30, 2019, we repurchased 1.2 million shares of our common stock in the open market valued at $117.2 million. As of September 30, 2021, a cumulative total of $477.3 million had been used, leaving us with availability of $532.7 million for future repurchases.

The following table summarizes common stock purchased in connection with employee payroll tax withholding for restricted stock distributions for the following fiscal years:

	Year Ended September 30
	2021	2020	2019
Total number of shares purchased	99,259	158,521	48,908
Dollar value of shares purchased (in millions)	$9.5	$16.5	$4.7

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

The Stock Incentive Plan, which was approved at the 2021 annual meeting of shareholders, replaced the 2002 Stock Incentive Plan. Common shares reserved for issuance under the plan total 3.0 million. As of September 30, 2021, approximately 3.0 million shares were available for future grants under our stock-based compensation plans. We generally settle our stock-based awards with treasury shares. As of September 30, 2021, we had 22.6 million treasury shares available for use to settle stock-based awards.

The stock-based compensation cost that was charged against income for all plans was $45.6 million, $38.4 million and $34.4 million for the fiscal years ended September 30, 2021, 2020 and 2019.

We recognize a tax benefit based on the increase in value from the grant date to the exercise date for stock options and from the grant date to the distribution date for the performance share units and restricted share units. The tax benefit is recorded during the year in which the exercise or distribution occurs. The tax benefit for exercises and distributions for the fiscal years ended September 30, 2021, 2020 and 2019 was $1.5 million, $4.7 million, and $5.2 million.

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

The following table sets forth the weighted average fair value per share of stock options and the related valuation assumptions used in the determination of those fair values:

	Year Ended September 30
	2021	2020	2019
Weighted average fair value per share	$23.86	$24.80	$25.28

Valuation assumptions:
Risk-free interest rate	0.4%	1.6%	3.0%
Expected dividend yield	0.9%	0.8%	0.8%
Expected volatility	32.3%	27.7%	30.5%
Weighted average expected life (years)	4.7	4.7	4.7

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

The following table summarizes transactions under our stock option plans for the fiscal year ended September 30, 2021:

	Weighted Average Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Balance Outstanding as of October 1, 2020	740	$81.14
Granted	213	94.17
Exercised	(162)	64.81
Cancelled/Forfeited	(24)	75.91
Balance Outstanding as of September 30, 2021	767	$88.39	7.3	$47.3
Exercisable as of September 30, 2021	332	$78.04	5.9	$23.9
Options Expected to Vest	421	96.26	8.3	22.6

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on our closing stock price of $150.00, as reported by the New York Stock Exchange on September 30, 2021. This amount, which changes continuously based on the fair value of our common stock, would have been received by the option holders had all option holders exercised their options as of the balance sheet date.

The total intrinsic value of options exercised during fiscal years ended September 30, 2021, 2020 and 2019 was $7.9 million, $6.9 million and $17.7 million.

As of September 30, 2021, there was $5.2 million of unrecognized compensation expense related to stock options granted under the Stock Incentive Plan. This unrecognized compensation expense does not consider potential forfeitures, and is expected to be recognized over a weighted average period of 2.4 years.

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

The following table summarizes transactions for our nonvested RSUs for the fiscal year ended 2021:

	Number of Share Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested RSUs as of October 1, 2020	337	$112.41
Granted	297	92.16
Vested	(240)	93.89
Forfeited	(28)	95.38
Nonvested RSUs as of September 30, 2021	366	$109.42

As of September 30, 2021, there was $20.8 million of total unrecognized compensation expense related to nonvested RSUs granted under the Stock Incentive Plan. This unrecognized compensation expense does not consider potential forfeitures, and is expected to be recognized over a weighted average period of 1.8 years. The total vest date fair value of shares that vested during fiscal years ended September 30, 2021, 2020 and 2019 was $22.5 million, $18.1 million and $16.6 million.

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

The following table sets forth the weighted average fair value per share for PSUs and the related valuation assumptions used in the determination of those fair values. PSUs granted for the fiscal years ended September 30, 2021, 2020 and 2019 are based on company-specific performance targets, with a total shareholder return collar.

	Year Ended September 30
	2021	2020	2019
Weighted average fair value per share	$100.15	$110.53	$112.79

Valuation assumptions:
Risk-free interest rate	0.3%	1.6%	3.0%
Expected volatility	34.7%	23.8%	22.8%

The basis for the assumptions listed above is similar to the valuation assumptions used for stock options, as discussed previously.

The following table summarizes transactions for our nonvested PSUs during fiscal year ended September 30, 2021:

	Number of Share Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested PSUs as of October 1, 2020	165	$111.73
Granted	79	104.36
Vested	(51)	126.55
Forfeited	(10)	108.41
Nonvested PSUs as of September 30, 2021	183	$104.55

As of September 30, 2021, there was $10.5 million of unrecognized compensation expense related to PSUs granted under the Stock Incentive Plan based on the expected achievement of certain performance targets or market conditions. This unrecognized compensation expense as of September 30, 2021 does not reflect a reduction for our estimate of potential forfeitures and is expected to be recognized over a weighted average period of 1.7 years. The total fair value of shares that vested during fiscal years ended September 30, 2021, 2020 and 2019 was $6.5 million, $14.1 million and $8.0 million.

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

Effective in the fiscal year ended September 30, 2020, the allocation of operating costs to each segment was modified to improve the alignment to how management evaluates the performance of each segment. The fiscal year ended September 30, 2019 segment information has been recast to conform to the current presentation. The reclassification did not impact our reported Consolidated Net Revenue or Income Before Income Taxes.

The following summarizes financial results by reportable segment:

(In millions)	Year Ended September 30
	2021	2020	2019
Net Revenue - United States:
Patient Support Systems	$1,162.1	$1,133.6	$1,135.0
Front Line Care	785.7	707.4	700.6
Surgical Solutions	150.4	125.8	221.2
Total net revenue - United States	$2,098.2	$1,966.8	$2,056.8

Net Revenue - Outside of the United States (“OUS”):
Patient Support Systems	$406.2	$405.5	$355.5
Front Line Care	331.3	317.6	277.5
Surgical Solutions	183.0	191.1	217.5
Total net revenue - OUS	$920.5	$914.2	$850.5

Net Revenue:
Patient Support Systems	$1,568.3	$1,539.1	$1,490.5
Front Line Care	1,117.0	1,025.0	978.1
Surgical Solutions	333.4	316.9	438.7
Total net revenue	$3,018.7	$2,881.0	$2,907.3

Divisional income:
Patient Support Systems	$356.1	$332.3	$299.9
Front Line Care	348.8	301.8	266.4
Surgical Solutions	51.6	39.5	61.2

Other operating costs:
Non-allocated operating costs, administrative costs, and other	308.9	264.4	283.0
Special charges	47.4	41.5	28.4
Operating profit	$400.2	$367.7	$316.1

Interest expense	(65.6)	(74.0)	(89.6)
Loss on extinguishment of debt	(9.8)	(15.6)	(3.3)
Investment income and other, net	(22.0)	(6.9)	(14.6)
Income before income taxes	$302.8	$271.2	$208.6

Depreciation and amortization of property, plant, equipment and intangibles:
Patient Support Systems	$52.0	$43.5	$36.2
Front Line Care	90.0	95.4	101.9
Surgical Solutions	8.4	7.4	28.4
Corporate	35.4	32.5	28.3
Total depreciation and amortization of property, plant, equipment and intangibles	$185.8	$178.8	$194.8

Geographic Information

Geographic data for net revenue and long-lived assets were as follows:

(In millions)	Year Ended September 30
	2021	2020	2019
Net revenue to unaffiliated customers:
United States	$2,098.2	$1,966.8	$2,056.8
Foreign	920.5	914.2	850.5
Total net revenue	$3,018.7	$2,881.0	$2,907.3
Long-lived assets:
United States	$217.2	$222.7	$212.5
Foreign	70.9	83.4	84.3
Total long-lived assets	$288.1	$306.1	$296.8

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

On January 15, 2021, we entered into a definitive merger agreement with Bardy. On February 21, 2021, as a result of certain unexpected reimbursement rate reductions, Hillrom asserted that a "Company Material Adverse Effect" occurred, and therefore the closing conditions were not satisfied. On February 28, 2021, Bardy filed a complaint against Hillrom in the Court of Chancery of the State of Delaware seeking, among other things, specific performance to compel Hillrom to close the transaction.

Following a trial, on July 9, 2021, the Court of Chancery of the State of Delaware ordered Hillrom to proceed with the closing of the Bardy transaction, denying Hillrom’s claim of a "Company Material Adverse Effect" and ending the litigation. Hillrom subsequently closed the Bardy transaction on August 6, 2021. See Note 3. Business Combinations for further information.

As of November 11, 2021, nine lawsuits have been filed by purported Hillrom shareholders in connection with the Merger with Baxter. Each of the lawsuits seeks, among other things, to enjoin Hillrom from consummating the Merger, or in the alternative, rescission of the Merger and/or compensatory damages, as well as attorney’s fees. The lawsuits generally allege that the preliminary proxy statement (the “Proxy Statement”) filed by Hillrom in connection with the Merger fails to disclose allegedly material information in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. Hillrom believes that the allegations in the complaints are without merit. Additional lawsuits arising out of the Merger may also be filed in the future.

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

SCHEDULE II
HILL-ROM HOLDINGS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

Fiscal years ended September 30, 2021, 2020 and 2019

(In millions)

		ADDITIONS
DESCRIPTION	BALANCE AS OF BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS		DEDUCTIONS NET OF RECOVERIES		BALANCE AS OF END OF PERIOD
Reserves deducted from assets to which they apply:
Allowance for possible losses and sales returns - accounts receivable:
Fiscal Year Ended:
September 30, 2021	$25.9	$2.4	$5.7	1	$(8.6)	2	$25.4
September 30, 2020	20.6	8.8	(0.3)	1	(3.2)	2	25.9
September 30, 2019	21.8	5.0	0.7	1	(6.9)	2	20.6

Valuation allowance against deferred tax assets:
Fiscal Year Ended:
September 30, 2021	$50.8	$1.2	$1.1		$(0.1)		$53.0
September 30, 2020	45.0	4.6	0.5	3	0.7		50.8
September 30, 2019	80.2	2.2	4.5	3	(41.9)	4	45.0

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the supervision and participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our Certifying Officers and our Board, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Management’s Report on Internal Control Over Financial Reporting

The report of management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2021 and the related report of our independent registered public accounting firm are included in Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fourth quarter of the fiscal year ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to our Definitive Proxy Statement relating to our 2022 Annual Meeting of Shareholders (the “2022 Proxy Statement”), under the headings "Proposals Requiring Your Vote - Proposal No. 1 - Election of Director Nominees to the Board of Directors to Serve One-Year Terms Expiring at the 2023 Annual Meeting" and "Corporate Governance." Information relating to our executive officers is included in this Form 10-K in Part I, Item 1 under the caption “Information about our Executive Officers.”

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the 2022 Proxy Statement, under the headings "Compensation Discussion and Analysis," "Executive Compensation Tables," "Pay Ratio Disclosure," "Director Compensation," and "Corporate Governance."

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the 2022 Proxy Statement, under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Certain other information required by this item will be contained under the caption “Equity Compensation Plan Information” in our definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on March 28, 2022, and such information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR     INDEPENDENCE

The information required by this Item is incorporated herein by reference to the 2022 Proxy Statement under the heading “Corporate Governance.”

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the 2022 Proxy Statement under the heading “Proposals Requiring Your Vote - Proposal No. 4 - Ratification of the Appointment of PricewaterhouseCoopers LLP as Hillrom’s Independent Registered Public Accounting Firm for Fiscal Year 2022."

PART IV

Item 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

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

2.1
Agreement and Plan of Merger dated January 15, 2021 by and among Hill-Rom, Inc., Barcelona Merger Sub, Inc., Bardy Diagnostics, Inc. and Fortis Advisors LLC (Incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K dated January 19, 2021)

2.2	Agreement and Plan of Merger, entered into by and among Hill-Rom Holdings, Inc., Baxter International Inc., and Bel Air Subsidiary, Inc., dated as of September 1, 2021 (Incorporated herein by reference to Exhibit 2.1 to the Company's Form 8-K dated September 2, 2021)

3.1	Restated and Amended Articles of Incorporation of Hill-Rom Holdings, Inc., as currently in effect (Incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K dated March 10, 2010)

3.2	Amended and Restated Code of By-laws of Hill-Rom Holdings, Inc., as currently in effect (Incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K dated November 6, 2020)

4.1	Indenture dated as of December 1, 1991, between Hill-Rom Holdings, Inc. and Union Bank, N.A. (as successor to LaSalle Bank National Association and Harris Trust and Savings Bank) as Trustee (Incorporated herein by reference to Exhibit (4) (a) to Registration Statement on Form S-3, Registration No. 33-44086)

4.2	Indenture dated as of February 14, 2017, between Hill-Rom Holdings, Inc., the guarantors party thereto, and MUFG Union Bank, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated February 14, 2017)

4.3	First Supplemental Indenture dated May 12, 2017, among Hill-Rom Holdings, Inc., the guarantors party thereto, and MUFG Union Bank, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.7 to the Company’s Form 10-K dated November 17, 2017)

4.4	Indenture, dated September 19, 2019, among Hill-Rom Holdings, Inc., the subsidiary guarantors party thereto, and Citibank, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated September 19, 2019)

4.5	First Supplemental Indenture dated October 16, 2019, among Hill-Rom Holdings, Inc., the guarantors party thereto, and Citibank, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.9 to the Company’s Form 10-K dated November 15, 2019)

4.6
Second Supplemental Indenture dated May 3, 2019, among Hill-Rom Holdings, Inc., the guarantors party thereto, and MUFG Union Bank, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.6 to the Company's Form 10-K dated November 13, 2020)

4.7	Third Supplemental Indenture dated October 16, 2019, among Hill-Rom Holdings, Inc., the guarantors party thereto, and MUFG Union Bank, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.10 to the Company’s Form 10-K dated November 15, 2019)

4.8	Description of Securities (Incorporated herein by reference to Exhibit 4.8 to the Company's Form 10-K dated November 13, 2020)

*10.1	Hill-Rom Holdings, Inc. Board of Directors’ Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.10 to the Company’s Form 10-Q dated July 13, 2001)

*10.2	Hill-Rom Holdings, Inc. Director Phantom Stock Plan and form of award (Incorporated herein by reference to Exhibit 10.11 to the Company’s Form 10-Q dated July 13, 2001)

*10.3	Form of Director Indemnity Agreement (Incorporated herein by reference to Exhibit 10.6 to the Company’s Form 10-K dated December 23, 2003)

*10.4	Form of Indemnity Agreement between Hill-Rom Holdings, Inc. and certain executive officers (Incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K dated December 23, 2003)

*10.5	Amended and Restated Hill-Rom Holdings, Inc. Stock Incentive Plan, as currently in effect (Incorporated herein by reference to Exhibit 10.30 to the Company’s Form 10-K dated November 24, 2009)

*10.6	Hill-Rom Holdings, Inc. Short-Term Incentive Compensation Plan (Incorporated herein by reference to Exhibit 10.6 to the Company's form 10-K dated November 13, 2020)

*10.7	Hill-Rom Holdings, Inc. Amended and Restated Supplemental Executive Retirement Plan (Incorporated herein by reference to Exhibit 10.69 to the Company’s Form 10-K dated November 16, 2011)

*10.8	Form of Indemnity Agreement between Hill-Rom Holdings, Inc. and certain executive officers (Incorporated herein by reference to Exhibit 10.6 to the Company’s Form 10-K dated November 16, 2011)

*10.9	Form of Limited Recapture Agreement between Hill-Rom Holdings, Inc. and certain of its officers, including Named Executive Officers (Incorporated herein by reference to Exhibit 10.34 to the Company’s Form 10-K dated November 20, 2013)

*10.10	FY 2016 Non-Employee Director Compensation Policy (Incorporated herein by reference to Exhibit 10.31 to the Company’s Form 10-K dated November 19, 2015)

10.11	Credit Agreement dated as of August 30, 2019 among Hill-Rom Holdings, Inc, Welch Allyn, Inc., the other borrowers from time to time party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (Incorporated herein by reference to Exhibit 10.1 the Company's Form 8-K dated August 30, 2019)

10.12	Loan and Security Agreement dated May 5, 2017, among Hill-Rom Finance Company LLC, as Borrower, the persons from time to time party hereto, as lenders and as Group Agents, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, and Hill-Rom Company, Inc., as initial Servicer (Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 5, 2017)

10.13	Purchase and Sale Agreement dated May 5, 2017, among Hill-Rom Company, Inc., as an originator and as servicer, other originators from time to time party hereto, as originators, and Hill-Rom Finance Company LLC, as Buyer (Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated May 5, 2017)

10.14	Performance Guaranty dated May 5, 2017, between Hill-Rom Holdings, Inc., the Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, for and on behalf of the Credit Parties and other Secured Parties from time to time under the Loan and Security Agreement, dated as of the date hereof, among Hill-Rom Finance Company LLC, Hill-Rom Company, Inc., as initial servicer, the Administrative Agent and BTMU (Incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K dated May 5, 2017)

*10.15	Hill-Rom Holdings, Inc. Employee Stock Purchase Plan, as amended and restated as of July 1, 2017 (Incorporated herein by reference to Exhibit 10.22 to the Company's Form 10-K dated November 16, 2018)

*10.16	Form of Non-Qualified Stock Option Agreement for employees hired prior to August 1, 2016, under the Amended and Restated Hill-Rom Holdings, Inc.’s Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.30 to the Company’s Form 10-K dated November 17, 2017)

*10.17	Form of Non-Qualified Stock Option Agreement for employees hired on and after August 1, 2016, under the Amended and Restated Hill-Rom Holdings, Inc.’s Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.31 to the Company’s Form 10-K dated November 17, 2017)

*10.18	Form of Non-Qualified Stock Option Agreement (CEO version), under the Amended and Restated Hill-Rom Holdings, Inc.’s Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.32 to the Company’s Form 10-K dated November 17, 2017)

*10.19	Form of Restricted Stock Unit Award Agreement for employees hired prior to August 1, 2016, under the Amended and Restated Hill-Rom Holdings, Inc.’s Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.33 to the Company’s Form 10-K dated November 17, 2017)

*10.20	Form of Restricted Stock Unit Award Agreement for employees hired on and after August 1, 2016, under the Amended and Restated Hill-Rom Holdings, Inc.’s Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.34 to the Company’s Form 10-K dated November 17, 2017)

*10.21	Form of Restricted Stock Unit Award Agreement (CEO version), under the Amended and Restated Hill-Rom Holdings, Inc.’s Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.35 to the Company’s Form 10-K dated November 17, 2017)

*10.22	Form of Performance-Based Restricted Stock Unit Award Agreement for employees hired prior to August 1, 2016, under the Amended and Restated Hill-Rom Holdings, Inc.’s Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.36 to the Company’s Form 10-K dated November 17, 2017)

*10.23	Form of Performance-Based Restricted Stock Unit Award Agreement for employees hired on and after August 1, 2016, under the Amended and Restated Hill-Rom Holdings, Inc.’s Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.37 to the Company’s Form 10-K dated November 17, 2017)

*10.24	Form of Performance-Based Restricted Stock Unit Award Agreement (CEO version), under the Amended and Restated Hill-Rom Holdings, Inc.’s Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.38 to the Company’s Form 10-K dated November 17, 2017)

10.25	Amendment No. 1 to Loan and Security Agreement, dated as of May 4, 2018, among Hill-Rom Company, Inc., as initial servicer, Hill-Rom Finance Company LLC, as borrower, and MUFG Bank, Ltd., (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd.), as Group Agent, as Committed Lender and as Administrative Agent (Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 4, 2018)

10.26	Amendment No. 1 to Purchase and Sale Agreement, dated as of May 4, 2018, among Hill-Rom Company, Inc., as initial servicer, each of the Originators party to the Purchase and Sale Agreement, as originators, and Hill-Rom Finance Company LLC, as buyer (Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated May 4, 2018)

10.27	Master Framework Agreement, dated as of May 4, 2018, by and among MUFG Bank, Ltd., as buyer, Hill-Rom Company, Inc., Hill-Rom Manufacturing, Inc., and each additional seller from time to time party thereto, as sellers, and Hill-Rom Company, as agent for the sellers (Incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K dated May 4, 2018)

10.28	1996 SIFMA Master Repurchase Agreement, including Annex I thereto, (as amended thereby), dated as of May 4, 2018, between Hill-Rom Company, Inc. and MUFG Bank, Ltd (Incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K dated May 4, 2018)

10.29	1996 SIFMA Master Repurchase Agreement, including Annex I thereto, (as amended thereby), dated as of May 4, 2018, between Hill-Rom Manufacturing, Inc. and MUFG Bank, Ltd (Incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K dated May 4, 2018)

10.30	Guaranty, dated as of May 4, 2018, between Hill-Rom Holdings, Inc., and MUFG Bank, Ltd., as buyer under the Master Framework Agreement (Incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K dated May 4, 2018)

10.31	Amendment No. 3 to Loan and Security Agreement, dated as of May 3, 2019, among Hill-Rom Company, Inc., as initial servicer, Hill-Rom Finance Company LLC, as borrower, and MUFG Bank, Ltd., (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd.), as Group Agent, as Committed Lender and as Administrative Agent (Incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K dated May 3, 2019)

10.32	Amendment No. 1 to Master Framework Agreement, dated as of May 3, 2019, by and among MUFG Bank, Ltd., as buyer, Hill-Rom Company, Inc., Hill-Rom Manufacturing, Inc., and each additional seller from time to time party thereto, as sellers, and Hill-Rom Company, as agent for the sellers (Incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K dated May 3, 2019)

*10.33	Letter Agreement executed March 21, 2018 between Hill-Rom Holdings, Inc. and Richard M. Wagner (Incorporated herein by reference to Exhibit 10.1 filed with the Company's Form 8-K dated May 10, 2018)

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

*10.43
Employment Agreement between Hill-Rom Holdings, Inc. and Mary Kay Ladone with an effective date of December 3, 2018 (Incorporated herein by reference to Exhibit 10.43 to the Company's Form 10-K dated November 13, 2020)

*10.44
Employment Agreement between Hill-Rom Holdings, Inc. and Barbara Bodem with an effective date of December 3, 2018 (Incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K dated November 27, 2018)

*10.45
Employment Agreement between Hill-Rom Holdings, Inc. and Amy Dodrill with an effective date of June 1, 2019 (Incorporated herein by reference to Exhibit 10.45 to the Company's Form 10-K dated November 13, 2020)

10.46
Amendment No. 4 to Loan and Security Agreement, dated as of April 27, 2020, among Hill-Rom Company, Inc., as initial servicer, Hill-Rom Finance Company LLC, as borrower, and MUFG Bank, Ltd., (f/k/a The Bank of
Tokyo-Mitsubishi UFJ, Ltd.), as Group Agent, as Committed Lender and as Administrative Agent (Incorporated
herein by reference to Exhibit 10.1 filed with the Company's Form 8-K dated April 27, 2020)

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

*10.50
Form of Addendum to Form of Limited Recapture Agreement between Hill-Rom Holdings, Inc. and certain of its officers, including Named Executive Officers (Incorporated herein by reference to Exhibit 10.50 to the Company's Form 10-K dated November 13, 2020)

*10.51	Addendum to the Amended and Restated Employment Agreement between Kenneth F. Meyers and Hill‑Rom Holdings, Inc. dated as of November 30, 2020 (Incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q dated February 5, 2021)

*10.52	Hill-Rom Holdings, Inc. 2021 Stock Incentive Plan (Incorporated herein by reference to Exhibit 99.1 to the Company's Form 8-K dated March 11, 2021)

*10.53	This First Amendment to the Amended and Restated Change in Control Agreement by and between Hill-Rom Holdings, Inc. and certain of its officers, including, John Groetelaars, Barbara Bodem, Deborah Rasin, Amy Dodrill, Andreas Frank, Mary Kay Ladone, Paul Johnson, Cheryl James, Rick Wagner (Incorporated herein by reference to Exhibit 10.53 to the Company's Form 10-K dated November 12, 2021)

18	Preferability Letter on Change in Accounting Principle

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in Exhibit 101)

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILL-ROM HOLDINGS, INC.

By:	/s/ John P. Groetelaars
John P. Groetelaars
President and Chief Executive Officer

Date: November 12, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/	William G. Dempsey	/s/	Felicia F. Norwood
	William G. Dempsey		Felicia F. Norwood
	Chair of the Board		Director

/s/	John P. Groetelaars	/s/	James R. Giertz
	John P. Groetelaars		James R. Giertz
	President and Chief Executive Officer and Director		Director
(Principal Executive Officer)
		/s/	William H. Kucheman
/s/	Barbara W. Bodem		William H. Kucheman
	Barbara W. Bodem		Director
Senior Vice President and Chief Financial Officer
	(Principal Financial Officer)	/s/	Gregory J. Moore
Gregory J. Moore
/s/	Richard M. Wagner		Director
Richard M. Wagner
	Vice President, Controller and	/s/	Nancy M. Schlichting
	Chief Accounting Officer		Nancy M. Schlichting
	(Principal Accounting Officer)		Director

/s/	Gary L. Ellis	/s/	Stacy Enxing Seng
	Gary L. Ellis		Stacy Enxing Seng
	Director		Director

/s/	Mary Garrett
Mary Garrett
Director

Date: November 12, 2021