Form 10-K/A
period 2021-09-30
Hill-Rom Holdings, Inc.
filed 2021-12-23
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K/A
Amendment No. 1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number
1-6651

Hill-Rom Holdings, Inc.
(Exact name of registrant as specified in its charter)

Indiana	35-1160484
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

130 Randolph St. Suite 1000 Chicago, Illinois	60601
(Address of principal executive offices)	(Zip Code)
(312) 819-7200
(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Class	Trading Symbol(s)	Name of Exchange on which registered
Common Stock, without par value	HRC	The New York Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation
S-K
is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K
or any amendment to this Form
10-K.  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of
Regulation S-T
during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such file).    Yes   ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
Rule 12b-2
of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the
Ex-change
Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s voting common equity, held by non-affiliates
of the registrant, was approximately $7.3 billion, based on the closing sales price of $110.48 per share as of March 31, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter). There is no non-voting
common equity held by
non-affiliates.
The registrant had 66,109,793 shares of its common stock, without par value, outstanding as of December 7, 2021.
Documents Incorporated by Reference
None.

EXPLANATORY NOTE
Hill-Rom
Holdings, Inc. (“Hillrom”, the “Company” or “our”) is filing this Amendment No. 1 to Form
10-K
on Form
10-K/A
(this “Amendment”) to amend our Annual Report on Form
10-K
for the fiscal year ended September 30, 2021 (the “Original Filing”), filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2021. The purpose of this Amendment is solely to disclose the information required in Part III (Items 10, 11, 12, 13 and 14) of the Original Filing, which information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form
10-K.
In accordance with Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of Part III of the Original Filing are hereby amended and restated in their entirety. In addition, pursuant to Rule
12b-15
under the Exchange Act, the Company is including Item 15 of Part IV of this Amendment, solely to file the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Except as described above, this Amendment does not amend any other information set forth in the Original Filing, and we have not updated disclosures included therein to reflect any subsequent events, including the Merger (defined below). This Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.
As previously disclosed in our Current Report on Form
8-K
filed with the SEC on December 13, 2021, on December 13, 2021, pursuant to the terms of the Agreement and Plan of Merger, dated as of September 1, 2021, by and between the Company, Baxter International Inc., a Delaware corporation (“Baxter”), and Bel Air Subsidiary, Inc., an Indiana corporation and wholly-owned subsidiary of Baxter (“Merger Sub”), Merger Sub merged with and into the Company (the “Merger”), with Hillrom surviving the Merger as a wholly owned subsidiary of Baxter.
On December 13, 2021, per our request, the New York Stock Exchange filed a Form 25 with the SEC to voluntarily delist our common stock on the New York Stock Exchange, effective as of December 23, 2021, and terminate the registration of our common stock under Section 12(b) the Exchange Act. We intend to file a Form 15 with the SEC to terminate the registration of our common stock under Section 12(g) of the Exchange Act and suspend the duty of the Company to file reports under Sections 13 and 15(d) of the Exchange Act. Upon the filing of the Form 15, our obligations to file certain reports with the SEC, including reports on Forms
10-K,
10-Q
and
8-K,
will immediately be suspended.

1

1

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
EXECUTIVE OFFICERS
The information required by this item with respect to our executive officers is set forth in Part I of the Original Filing.
BOARD OF DIRECTORS
Prior to the Merger, our Board was composed of ten directors. The following table identifies our directors, as of December 7, 2021, their ages, their respective offices and positions, and their respective dates of election or appointment, as well as shows the composition of the committees of the Board as of such date, all of which, prior to the Merger, operate pursuant to written charters:

Director	Age	Director Since	Audit	Nominating/ Corporate Governance	Compensation and Management Development	Mergers and Acquisitions
William G. Dempsey (Board Chair) (I)	70	2014		✓		C
John P. Groetelaars	56	2018
Gary L. Ellis (I)	65	2017	C	✓
Stacy Enxing Seng (I)	57	2015			✓	✓
Mary Garrett (I)	62	2017	✓	C
James R. Giertz (I)	64	2009	✓			✓
William H. Kucheman (I)	72	2013			✓	✓
Gregory J. Moore (I)	57	2019			✓	✓
Felicia F. Norwood (I)	61	2020	✓
Nancy M. Schlichting (I)	67	2017		✓	C
Number of Meetings in fiscal year 2021			9	5	7	3

I = Independent Director
C = Committee Chair

WILLIAM G. DEMPSEY

Mr.
 Dempsey
has served as a director of Hillrom since 2014. Mr. Dempsey served as Executive Chair of the Board from March 6, 2018 through July 16, 2018, at which time he returned to his position as non-executive
Chair of the Board. Mr. Dempsey previously held various executive positions with Abbott Laboratories, a medical devices and health care company, from 1982 until his retirement in 2007, including Executive Vice President of Global Pharmaceuticals from 2006, Senior Vice President of Pharmaceutical Operations from 2003 and Senior Vice President of International Operations from 1999. He currently serves as a director of Ashland Global Holdings Inc. (where he serves on the audit, governance and nominating, and environmental, health, safety & quality committees), and was previously on the boards of Hospira, Inc., through 2015 and Landauer Inc., through 2017. He previously served as a member of the Salvation Army Advisory Board in Chicago, as Chairman of the International Section of the Pharmaceutical Research and Manufacturers of America (PhRMA) and as Chairman of the Accelerating Access Initiative (a cooperative public-private partnership of UNAIDS, the World Bank, and six research-based pharmaceutical companies). He is a member of the Board of Trustees for the Guadalupe Center in Immokalee, Florida. Mr. Dempsey has extensive experience in the health care industry, including positions in management and on the boards of several companies. In addition, his international operations experience and his service as a senior officer at a large company make him highly qualified to serve on the Board.

JOHN P. GROETELAARS

Mr.
 Groetelaars
was elected President & Chief Executive Officer of Hillrom and appointed to serve as a director effective May 14, 2018. Mr. Groetelaars most recently served as executive vice president and president of the Interventional Segment at Becton, Dickinson and Company, a medical technology company, since December 2017 following its acquisition of C.R. Bard Inc., a medical technology company, where his responsibilities included global strategic, financial, operational and innovation platforms. He previously served in a variety of progressive roles at C.R. Bard during his
10-year
career there, including as a group president from 2015 to 2017. Mr. Groetelaars joined C.R. Bard in 2008 as vice president and general manager, Davol Inc., and was appointed president of Davol in 2009. In 2013, Mr. Groetelaars was promoted to group vice president and in 2015 he was promoted to group president, a position he held until C.R. Bard was acquired by Becton, Dickinson and Company in December 2017. Prior to joining C.R. Bard, Mr. Groetelaars held various international leadership positions in Canada, Denmark and the United Kingdom at Boston Scientific Corporation from 2001 until 2008. Prior to joining Boston Scientific, Mr. Groetelaars held positions in general management, marketing, business development and sales with Guidant Corporation and with Eli Lilly. He currently serves as a director of the AdvaMed board and is a member of The Economic Club of Chicago. Mr. Groetelaars’ extensive experience in the medical device industry, including his multinational experience with substantial public medical device companies and leadership roles in global strategy, operations, sales and business development make him highly qualified to serve as the president and chief executive officer (“CEO”) of Hillrom, as well as a member of the Board.

GARY L. ELLIS

Mr.
 Ellis
has served a director of Hillrom since 2017. He was previously Executive Vice President, Global Operations, Information Technology and Facilities & Real Estate of Medtronic plc, a medical device company, in Dublin, Ireland, from June 2016 until his retirement in December 2016. Prior to this role, he held the position of Chief Financial Officer and Senior Vice President of Medtronic, Inc. from April 2014 until June 2016, Senior Vice President and Chief Financial Officer of Medtronic, Inc. from May 2005 to April 2014, and Vice President, Corporate Controller and Treasurer of Medtronic, Inc. from 1999 to May 2005. Mr. Ellis also serves as an independent director of The Toro Company (where he serves as lead director, chair of the finance committee and a member of the audit committee) and Inspire Medical Systems, Inc. (where he serves as the chair of the nominating committee). He is a Certified Public Accountant. Mr. Ellis brings significant financial leadership experience and expertise to the Board and provides oversight regarding capital structure, financial condition and policies, long-range financial objectives, financing requirements and arrangements, capital budgets and expenditures, risk-management, and strategic planning matters. Additionally, Mr. Ellis contributes his international experience managing worldwide financial operations and analyzing financial implications of merger and acquisition transactions, as well as aligning business strategies and financial decisions.

STACY ENXING SENG

Ms.
 Enxing Seng
has served as a director of Hillrom since 2015. She has served as a Venture Partner with Lightstone Venture Capital, a venture capital firm, since March 2016. She is the former President, Vascular Therapies of Covidien from 2011 to 2014 and prior to that was President of Peripheral Vascular of Covidien from 2010 to 2011. Ms. Enxing Seng joined Covidien in 2010 through the $2.6B acquisition of ev3 Incorporated, where she was a founding member and executive officer responsible for leading their Peripheral Vascular division from 2001 to 2010. Prior to that, she held positions of increasing responsibility with SCIMED, Boston Scientific, American Hospital Supply and Baxter. Ms. Enxing Seng has broad experience as a former senior executive responsible for a world-wide business unit of a major medical device company, and has served and continues to serve on the boards of several non-public
companies and public companies, including Sonova AG and LivaNova Plc, where she serves on the Compensation Committee. In addition, she has significant experience as a co-founder
of a successful medical device
start-up.
Her operational experience at a large medical device company, combined with her broad scope experience gained from her role as a co-founder
of a medical device company, provide the Board with valuable insights across marketing, sales, innovation and a variety of other medical device related areas.

MARY GARRETT

Ms.
 Garrett
has served as a director of Hillrom since 2017. Ms. Garrett most recently served as CMO of Global Markets for IBM Corporation (“IBM”), a leading global provider of technology products and services, from September 2008 until her retirement in December 2015. She joined IBM as an electrical engineer and went on to serve in a number of senior roles including: Partnership Executive for Memorial Sloan Kettering, Vice President, Small and Medium Business for Global Technology Services and Vice President of Marketing for Global Technology Services. Ms. Garrett currently serves as a board member and on the audit committee for Ethan Allen Interiors, Inc. She is a member of the strategic planning and technology committees of the Nuvance Health Network and is on the board of Danbury Hospital. She is an active mentor in W.O.M.E.N. in America, a professional development group aimed at advancing promising women, and serves as an Advisor for the World 50 Organization. She is President, M.Power Coaching and Consulting, focused on developing leaders and aligning brand, culture and customer experience for business vitality and growth. Ms. Garrett has extensive experience in the technology industry, including digital transformation, data and cognitive analytics, cybersecurity, and cloud computing. In addition, her broad international background, marketing expertise, and business leadership experience, as well as experience as a public company director make her highly qualified to serve on the Board.

JAMES R. GIERTZ

Mr.
 Giertz
has served as a director of Hillrom since 2009. He served as the Senior Vice President and Chief Financial Officer of H.B. Fuller Company, St. Paul, Minnesota, an adhesives manufacturing company, from March 2008 until his retirement in February 2017. Prior to joining H.B. Fuller, he served as Senior Managing Director, Chief Financial Officer and, for several months in 2007, a director, of Residential Capital, LLC, one of the largest originators, servicers and securitizers of home loans in the United States. Prior to that, he was Senior Vice President of the Industrial Products division, and Chief Financial Officer of Donaldson Company, Inc., a worldwide provider of filtration systems and replacement parts. In addition, Mr. Giertz served as assistant treasurer of the parent company at General Motors, and also held several international treasury positions in Canada and Europe. Mr. Giertz currently serves as a director of Schneider National, Inc. and chairs the Audit Committee. Mr. Giertz has extensive experience in financial statement preparation and accounting, and operations, and his service as a senior officer in large corporations brings knowledge and valuable insight to the Board. In addition, his international experience is a valuable asset to the Board.

WILLIAM H. KUCHEMAN

Mr.
 Kucheman
has served as a director of Hillrom since 2013. He previously served as interim Chief Executive Officer for Boston Scientific Corporation, a manufacturer of medical devices, from September 2011 until his retirement in November 2012. Before being named interim CEO, he was Executive Vice President and President of the Cardiology, Rhythm and Vascular (CRV) Group of Boston Scientific. He joined the company in 1995 as a result of Boston Scientific’s acquisition of SCIMED Life Systems, Inc., becoming Senior Vice President of Marketing. In this role, Mr. Kucheman was responsible for global marketing. He has served on several industry boards, including the board of directors of the Global Health Exchange and on the boards of several non-public
companies. Mr. Kucheman’s board of directors experience includes committee membership in audit, mergers and acquisitions, compensation and management development, and sales effectiveness. His executive experience with invasive medical devices, including FDA regulation, commercialization process, government reimbursement, and clinical marketing, makes him highly qualified to serve on the Board.

GREGORY J. MOORE, MD, PHD

Mr.
 Moore
has served as a director of Hillrom since 2019. He is Corporate Vice President, Health at Microsoft Corporation, a technology company, since April 2019, and he currently serves as an independent director of DaVita Inc. Mr. Moore is an engineer (Massachusetts Institute of Technology PhD), practicing neuroradiologist, clinical informaticist, and innovator experienced in assembling and inspiring highly talented teams to positively transform healthcare and life sciences for the benefit of humankind leveraging technology, AI and machine learning. Mr. Moore is a former Vice President of Google Inc., Google Cloud Healthcare & Life Sciences from November 2016 through April 2019. As Google’s senior healthcare leader globally, Mr. Moore led the healthcare vertical for Google Cloud and also partnered closely with various Google teams and the Alphabet companies in the life sciences domains to guide and develop innovative healthcare and life sciences products and solutions leveraging AI, machine learning and advanced analytics at scale to positively impact healthcare quality, value, access and delivery globally. Mr. Moore is board certified in Diagnostic Radiology, Neuroradiology and Clinical Informatics and his prior academic/clinical appointments include Stanford University School of Medicine, Penn State University College of Medicine and Wayne State University School of Medicine. Prior to his leadership appointment at Google, Mr. Moore was Chief Emerging Technology and Informatics Officer at Geisinger Health System where he was also Director of the Institute for Advanced Application from 2013 through 2016. Mr. Moore’s experience in life sciences and in the digital space provides the Board with valuable experience and leadership.

FELICIA F. NORWOOD

Ms.
 Norwood
has served as a director of Hillrom since 2020. Ms. Norwood is currently the Executive Vice President and President of the Government Business Division at Anthem, Inc. (“Anthem”), a health insurance provider, and has served in this role since she joined Anthem in June 2018. Prior to joining Anthem, Ms. Norwood served as Director of the Illinois Department of Healthcare and Family Services from January 2015 to June 2018, and prior to that, she spent over 19 years at Aetna Inc. serving in a number of senior leadership roles including: President of the
Mid-America
Region and President & CEO of Active Health Management. Ms. Norwood’s combined private and public sector experience and her senior leadership experiences in the healthcare sector provides the Board with a unique perspective across multiple dimensions, including providers, payers, consumers and regulators.

NANCY M. SCHLICHTING

Ms.
 Schlichting
has served as a director of Hillrom since 2017. Ms. Schlichting is the retired President and Chief Executive officer of Henry Ford Health System (“HFHS”) in Detroit, Michigan, a
non-profit
health care organization, serving in this role from June, 2003 to January, 2017. She joined HFHS in 1998 as Senior Vice President and Chief Administrative Officer, and was promoted to Executive Vice President and Chief Operating Officer from 1999 to 2003, and President and Chief Executive Officer of Henry Ford Hospital from 2001 to 2003. She currently serves as a director of Walgreens Boots Alliance (13 years of Board service, chair of Compensation Committee and member of Audit Committee), a director on the board of directors of Encompass Health (2 years of Board service, member of Compliance and Quality of Care Committee and member of Audit Committee), a director on the board of directors of Pear Therapeutics, Inc., and a trustee of Kresge Foundation (chair of Compensation Committee and member of Audit Committee), Duke University and vice-chair of the Duke University Health System Board. Ms. Schlichting’s career in healthcare administration spans more than 35 years in senior-level executive roles. She is credited with leading HFHS through a dramatic financial turnaround, and for award-winning customer service, quality and diversity initiatives, including HFHS being the recipient of the 2011 Malcolm Baldrige National Quality Award. Her significant healthcare leadership background, and her comprehensive knowledge of finance and accounting gained by education, experience and service on audit committees for more than a decade provide the Board with additional depth and invaluable insights.

CORPORATE GOVERNANCE

BOARD LEADERSHIP
Prior to the Merger, the Board was led by our
non-executive,
independent Chair, Mr. Dempsey. The Board had determined that the leadership of the Board was best conducted by an independent Chair which allowed (i) the Chair to provide overall leadership to the Board in its oversight function and (ii) the president and CEO, Mr. Groetelaars, to provide leadership with respect to the day-to-day
management and operation of our business. The separation of these offices enabled Mr. Dempsey to focus on managing Board matters while letting Mr. Groetelaars focus on managing our business. The Board believed that the separation of these offices enhanced the objectivity of the Board in its management oversight role and that this leadership structure is in the best interests of the Company and our shareholders.
Executive sessions (meetings of independent directors without management present) were held regularly at the beginning and end of Board meetings, and, depending on directors’ desire, from time to time during Board and committee meetings. The Chair generally presided at executive sessions of non-management
directors.
BOARD’S ROLE IN STRATEGIC PLANNING AND OVERSIGHT OF RISK MANAGEMENT
Prior to the Merger, the Board was responsible for directing and overseeing the management of Hillrom’s business in the best interests of the shareholders and consistent with good corporate citizenship. The Board set strategic direction and priorities for the Company, approved the selection of the senior management team and oversaw and monitored risks and performance. At Board meetings during the year, members of senior management reviewed their organizations and presented their long-range strategic plans to the Board, and at the start of each fiscal year, the Board reviewed and approved the Company’s operating plan and budget for the next fiscal year.
A fundamental part of setting Hillrom’s business strategy is the assessment of the risks Hillrom faces and how those risks are managed. The Board oversaw risk management with a focus on the most significant risks facing the Company, including strategic, operational, financial, cybersecurity, legal and compliance risks. In addition, each of the Board, the Nominating/Corporate Governance Committee, and Audit Committee, as necessary, met regularly throughout the year with our financial and treasury management teams and with our Chief Compliance Officer, Vice President—Internal Audit, Chief Legal Officer and Chief Information Officer to assess the strategic, operational, financial, legal and compliance risks throughout our businesses and to review our insurance and other risk management programs and policies. These regular meetings enabled the Board to exercise its ultimate oversight responsibility for Hillrom’s risk management processes.
COMMUNICATIONS WITH DIRECTORS
Prior to the Merger, shareholders of Hillrom and other interested persons were able to communicate with the Chair of the Board, the chairs of the Company’s Nominating/Corporate Governance Committee, Audit Committee or Compensation and Management Development Committee, or the
non-management
directors of Hillrom as a group by sending an email to investors@Hillrom.com.
Any communications received in accordance with these procedures were subject to initial review by the Company’s Investor Relations Department and General Counsel. The Investor Relations Department was responsible for relaying all such communications to the appropriate director or directors unless the Investor Relations Department and General Counsel determined that the communication:

•	does not relate to the business or affairs of the Company or the functioning or constitution of the Board or any of its committees;

•	relates to routine or insignificant matters that do not warrant the attention of the Board;

•	is an advertisement or other commercial solicitation or communication;

•	is frivolous or offensive; or

•	is otherwise not appropriate for delivery to directors.
The director or directors who received any such communication had discretion to determine whether the subject matter of the communication should be brought to the attention of the full Board or one or more of its committees and whether any response to the person sending the communication was appropriate. Any such response would be made through the Company’s Investor Relations Department and only in accordance with the Company’s policies and procedures and applicable law and regulations relating to the disclosure of information.
The Company’s Investor Relations Department was required to retain copies of all communications received pursuant to these procedures for a period of at least one year.
The Nominating/Corporate Governance Committee of the Board of Directors reviewed the effectiveness of these procedures from time to time and, if appropriate, recommended changes.

DIRECTOR ATTENDANCE AT ANNUAL MEETINGS
Prior to the Merger, Hillrom did not have a formal policy regarding director attendance at its annual meetings of shareholders, but Hillrom’s directors generally did attend the annual meetings. The Chair of the Board presided at the annual meeting of shareholders, and the Board held one of its regular meetings in conjunction with the annual meeting of shareholders. All members of the Board at the time of our 2021 annual meeting of shareholders attended that meeting in person.
CORPORATE GOVERNANCE STANDARDS AND CODE OF ETHICS
The Board has adopted Corporate Governance Standards that provide the framework for the effective functioning of the Board. In addition, the Board has adopted a Global Code of Conduct that applies to everyone who conducts business for and with Hillrom including all directors, officers and employees of Hillrom, as well as agents, vendors, suppliers and consultants worldwide, and which constitutes a “code of ethics” within the meaning of Item 406 of the SEC’s Regulation
S-K.
Both the Corporate Governance Standards and the Global Code of Conduct are available via the Investor Relations section of the Company’s website at
https://ir.hill-rom.com/ir-home/default.aspx.
MEETINGS, COMMITTEES AND BOARD SKILLS ASSESSMENT OF THE BOARD OF DIRECTORS
During the fiscal year ended September 30, 2021, the Board held 15 meetings. During this period, our incumbent members of the Board attended 97.58% of the aggregate number of meetings of the full Board and the meetings of the committees on which he or she served.
Per our Corporate Governance Standards, the Nominating/Corporate Governance Committee assessed the Board’s effectiveness as a whole as well as the effectiveness of the individual directors and the Board’s various Committees, including a review of the mix of skills, core competencies and qualifications (including independence under applicable standards) of members of the Board and its various committees, which reflect expertise in one or more of the following areas: chief executive officer experience, strong healthcare experience, financial acumen, international experience, regulatory experience, sales and marketing experience, product development/design experience, payor and reimbursement experience, science/technology expertise with clinical applications, acute care provider experience, mergers and acquisitions and integration experience, and cybersecurity experience.
In order to make these assessments, the Nominating/Corporate Governance Committee solicited the opinions of each director regarding the foregoing matters and then presented its findings and recommendations to the Board. In addition to the above, the particular skills and talents of any director nominee should positively contribute to the diversity of the various skills and talents of the Board as a whole.
The Audit Committee had general oversight responsibilities with respect to (i) Hillrom’s corporate accounting, disclosure and reporting practices, (ii) the quality and integrity of the Company’s financial statements, (iii) the qualifications, independence and performance of the Company’s internal audit department and independent registered public accounting firm, (iv) ethical, legal, and regulatory compliance of the Company and (v) the Company’s enterprise-wide risk management framework. Each member of the Audit Committee is financially literate and is independent under Rule
10A-3
of the SEC and the NYSE listing standards. The Board has determined that each of Messrs. Ellis and Giertz is an “audit committee financial expert” as that term is defined in Item 407(d) of the SEC’s Regulation
S-K.
The Compensation and Management Development Committee assisted the Board in ensuring that the officers and key management personnel of Hillrom are effectively compensated in terms of salaries, supplemental compensation and other benefits which are internally equitable, externally competitive, and advance the long term interests of the Company’s shareholders. The Compensation and Management Development Committee was also responsible for reviewing and assessing the talent development and succession management actions concerning the officers and key employees of Hillrom, and for approving our CEO compensation.
The Nominating/Corporate Governance Committee assisted the Board in (i) fulfilling its responsibility for assuring that Hillrom is operated in accordance with prudent and practical corporate governance standards, (ii) achieving its objective of having a majority of its members be independent, qualified persons in conformity with NYSE listing standards, and (iii) identifying candidates for the Board. Additional information about our identification of candidates for the Board can be found in the section entitled “Process for Identification and Evaluation of Director Candidates” below.
The Mergers and Acquisitions Committee assisted the Board in reviewing and assessing potential mergers, acquisitions, divestitures and other similar strategic transactions and meets on an ad hoc basis.
PROCESS FOR IDENTIFICATION AND EVALUATION OF DIRECTOR CANDIDATES
Prior to the Merger, the Nominating/Corporate Governance Committee considered candidates for nomination to the Board suggested by current directors, management, shareholders, or a third-party search firm engaged to assist with director recruitment. Although the Nominating/Corporate Governance Committee did not have specific minimum qualifications that must be met for a candidate to be nominated as a director, in identifying and evaluating candidates for the Board, the Nominating/Corporate Governance Committee assessed any skill gaps identified by the Board and considered each candidate’s experience, integrity, background and skills as well as other qualities that the candidate may possess and bring to the Board.

Although we did not have a formal policy with regard to the consideration of diversity in identifying director candidates, the Board considered and prioritized the diversity characteristics of candidates for the Board and believed that it is essential that its members represent diverse backgrounds and viewpoints, including diversity in gender, ethnicity, race, experiences, professions, skills and geographic representation, that, when considered as a group, provide a sufficient mix of perspectives to allow the Board to best fulfill its responsibilities to the long-term interests of our shareholders. Diversity of gender, ethnicity, and race were specific criteria, among others, that were considered by the Nominating/Corporate Governance Committee in its search process for candidates for nomination to the Board.
When a potential candidate was brought to the Board’s attention, the Nominating/Corporate Governance Committee made an initial determination as to whether to conduct a full evaluation of the individual. This initial determination was based on whether additional Board members were necessary or desirable, and whether, based on the information provided or otherwise available to the Nominating/Corporate Governance Committee, the prospective nominee was likely to satisfy the evaluation factors described above. If the Nominating/Corporate Governance Committee determined that additional consideration was warranted, it may request a third-party to gather additional information about the prospective director candidate. The Nominating/Corporate Governance Committee may also have elected to interview a candidate. The Nominating/Corporate Governance Committee considered the candidate against the criteria it had adopted and made a recommendation to the Board as to whether the candidate should be nominated for election. This procedure was the same for all candidates, including director candidates identified by shareholders.
NOMINATION OF DIRECTORS FOR ELECTION BY SHAREHOLDERS
The Nominating/Corporate Governance Committee considered director candidates recommended by shareholders, and any such recommendations were communicated to the Chair of the Nominating/Corporate Governance Committee in the manner described above in “Communications with Directors” and accompanied by the same types of information as are required under our
By-laws
for shareholder nominees.
Prior to the Merger, our
By-laws
provided that nominations of persons for election to the Board of Hillrom may be made at any meeting of shareholders by or at the direction of the Board or by any shareholder entitled to vote for the election of members of the Board at the meeting. For nominations to be made by a shareholder, the shareholder must have given timely notice thereof in writing to the Secretary of Hillrom and any nominee must satisfy the qualifications established by the Board. To be timely, a shareholder’s nomination must be delivered to or mailed and received by the Secretary not later than (i) in the case of the annual meeting, 100 days prior to the anniversary of the date of the immediately preceding annual meeting which was specified in the initial formal notice of such meeting (but if the date of the forthcoming annual meeting is more than 30 days after such anniversary date, such written notice will also be timely if received by the Secretary by the later of 100 days prior to the forthcoming meeting date and the close of business 10 days following the date on which Hillrom first makes public disclosure of the meeting date) and (ii) in the case of a special meeting, the close of business on the tenth day following the date on which Hillrom first makes public disclosure of the meeting date. The notice given by a shareholder must set forth: (1) the name and address of the shareholder who intends to make the nomination and of the person or persons to be nominated; (2) a representation that the shareholder is a holder of record, setting forth the shares so held, and intends to appear in person or by proxy as a holder of record at the meeting to nominate the person or persons specified in the notice; (3) a description of all arrangements or understandings between such shareholder and each nominee proposed by the shareholder and any other person or persons (identifying such person or persons) pursuant to which the nomination or nominations are to be made by the shareholders; (4) such other information regarding each nominee proposed by such shareholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the SEC; (5) the consent in writing of each nominee to serve as a director of Hillrom if so elected; and (6) a description of the qualifications of such nominee to serve as a director of Hillrom.
AVAILABILITY OF GOVERNANCE DOCUMENTS
Prior to the Merger, copies of Hillrom’s Corporate Governance Standards, Global Code of Conduct and Board committee charters were available at
http://ir.hill-rom.com
under “Corporate Governance–Governance Documents” or in print to any shareholder who requested copies through Hillrom’s Investor Relations Department.

ITEM 11.	EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS

Compensation and Management Development Committee Report
The Compensation and Management Development Committee of the Board has reviewed and discussed the Compensation Discussion and Analysis contained in this Form 10-K/A with management and, based upon this review and discussion, recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.
The Compensation and Management Development Committee

Nancy M. Schlichting (Chair)	William H. Kucheman
Stacy Enxing Seng	Gregory J. Moore
NAMED EXECUTIVE OFFICERS (“NEOS”)
This Compensation Discussion and Analysis (“CD&A”) describes our compensation program and how it applied to our NEOs prior to the Merger, comprising:

John P. Groetelaars	President and Chief Executive Officer

Barbara W. Bodem	Senior Vice President and Chief Financial Officer

Paul S. Johnson	Senior Vice President and President Patient Support Systems

Andreas G. Frank	Senior Vice President and President Front Line Care

Deborah M. Rasin	Senior Vice President and Chief Legal Officer and Secretary
GOALS OF OUR COMPENSATION PROGRAM
Hillrom’s compensation program was designed to:

•	align management’s interests with those of shareholders over the short- and long-term;

•	motivate and incentivize employees to achieve superior results;

•	provide clear accountability and reward for producing results;

•	attract and retain superior talent; and

•	ensure simplicity and transparency in compensation policies and programs, including pay equity and fairness.
In aggregate, the compensation of Hillrom’s executive officers was assessed against the compensation paid to comparable officers of companies with which Hillrom competes for executives, with an initial market check and focus on the 50th percentile of compensation opportunity provided to such executives. However, actual individual pay decisions were based on multiple factors. Hillrom was guided by the belief that the compensation of executive officers should be competitive with the market, be aligned with the performance of the Company on both a short-term and long-term basis, take into consideration individual performance of the executive, be internally equitable among peers, and assist in retaining key executives critical to the Company’s long-term success. Hillrom’s use of performance-based compensation means that, in any given year, total compensation could vary when pre-established
business and/or personal targets and objectives were exceeded or were not achieved. Accordingly, a significant portion of our executives’ fiscal year 2021 compensation was at risk.
Further, Hillrom has a foundation of pay equity and fairness that is evident in compensation policies and practices for all Hillrom employees, including its executive officers, across the organization and that directly supported Hillrom’s diversity and inclusion initiatives.
ROLE OF THE COMPENSATION AND MANAGEMENT DEVELOPMENT COMMITTEE
The Compensation and Management Development Committee (the “Committee”) was charged with ensuring that Hillrom’s compensation program meets the goals outlined above. In this role, the Committee assisted the Board in fulfilling its responsibility for ensuring that the officers and key management personnel of the Company were effectively compensated in terms of salaries, supplemental compensation and other benefits which were internally equitable and externally competitive, and advanced the long-term interests of the Company’s shareholders. The Committee also regularly reviewed and assessed executive succession planning, leadership pipeline planning, diversity planning and management development actions concerning the officers and key employees of the Company, administered Hillrom’s compensation plans and kept the Board informed regarding executive compensation matters. The Committee had no authority to delegate its responsibilities to any subcommittee.
The Committee, in consultation with Hillrom’s independent compensation consultant and the full Board, determined the compensation of the CEO. Additionally, the CEO made recommendations to the Committee regarding the compensation of the senior executive leadership team, including Hillrom’s other NEOs. From time to time, Hillrom’s management also provided recommendations to the Committee regarding changes to the elements and structure of Hillrom’s compensation program. In addition to the aforementioned recommendations, the Committee considered peer group data, survey data and other factors when determining the elements and amounts of compensation.
Compensation Consultant
The Committee engaged nationally recognized outside compensation and benefits consulting firms to evaluate independently and objectively the effectiveness of and assist with implementation of Hillrom’s compensation and benefit programs and to provide the Committee with additional expertise in the evaluation of Hillrom’s compensation practices. During fiscal year 2021, the Committee engaged Exequity LLP (“Exequity”) as its executive compensation consultant. Exequity has been asked by the Committee to provide guidance on compensation proposals, including changes to compensation levels, the design of incentive plans, as well as relevant information about market practices and trends. Exequity is an independent compensation consultant that provided no other services to Hillrom other than those services provided to the Committee. After considering the six independence factors discussed in Section 303A.05(c)(iv)(A)-(F) of the NYSE Listed Company Manual, the Committee determined that Exequity had no conflict of interest pursuant to Item 407(e)(3)(iv) of the SEC’s Regulation
S-K.
Peer Group and Survey Data
As one of several factors in considering approval of elements of Hillrom’s compensation program, the Committee compared Hillrom’s compensation program and performance against an approved peer group of companies. The compensation peer group (the “Compensation Peer Group”), which is annually reviewed and updated by the Committee, consists of companies that are similar in revenue (typically 0.5x to 2.5x Hillrom’s revenue) and in similar industries as Hillrom and with whom Hillrom may compete for executive talent. For fiscal year 2021, the Committee reviewed the Compensation Peer Group for appropriateness and made no changes. The companies that made up the Compensation Peer Group are as follows:

Compensation Peer Group
Agilent Technologies, Inc.	Patterson Companies, Inc.
Avanos Medical, Inc.	PerkinElmer, Inc.
Bio-Rad Laboratories, Inc.	Quest Diagnostics Incorporated
Bruker Corporation	ResMed Inc.
The Cooper Companies, Inc.	STERIS plc
DENTSPLY SIRONA Inc.	Teleflex Incorporated
Edwards Life Sciences Corporation	Varian Medical Systems, Inc.
Hologic, Inc.	Waters Corporation
Intuitive Surgical, Inc.	West Pharmaceutical Services, Inc.
MEDNAX, Inc.
LINKS BETWEEN EXECUTIVE COMPENSATION AND COMPANY PERFORMANCE
Overall, the Committee believed the Company’s compensation policies and programs were effective, market-appropriate, and in line with shareholder expectations.
The key components of our compensation program for fiscal year 2021 that link compensation and performance were as follows:

•	Executive compensation was comprised of (1) base salary, (2) variable cash incentive awards and (3) long-term, equity-based incentive awards.

•
As an initial starting point and market check, the Committee assessed executive compensation at the 50th percentile of compensation opportunity provided by our Compensation Peer Group but made individual pay decisions based on multiple factors, including Company and individual performance.

•
Our variable incentive awards were based on a wide array of short-term and long-term performance metrics (e.g., revenue, adjusted EPS, free cash flow, relative TSR) which helped create a “portfolio” of incentive opportunities. This design structure was intended to motivate behaviors that balance incentive earnings for both short-term and long-term performance.

•	As shown below, the significant majority of our CEO’s fiscal year 2021 compensation was performance-based and therefore at-risk.
2021 ADVISORY VOTE
Last year’s
Non-Binding
Vote on Executive Compensation received support of approximately 94% of our shareholders (excluding abstentions and broker non-votes).
Based on the results of the shareholder vote, we believe our overall executive compensation program was aligned with the interests of our shareholders. Accordingly, no significant changes to our executive compensation program took place in fiscal year 2021 as a direct result of such shareholder vote.

CEO Compensation
While the Committee worked to align the pay of all of our executives with the interests of our shareholders, the Committee believed that such alignment is especially important in the case of our CEO, John Groetelaars. Accordingly, the Committee had selected a mix of compensation opportunities for Mr. Groetelaars which was weighted towards annual bonus(es) and long-term equity-based compensation.
Components of CEO Compensation
The components of Mr. Groetelaars’ pay were as follows:

•	Annualized base salary in 2021 of $1,051,000.

•
Fiscal year 2021 annual cash incentive target of 110% of base salary. An actual award of $1,916,236, as further explained on page 14, was funded at a level of 127.5% of his target award. As discussed below, the Committee could modify an NEO’s annual cash incentive award based on individual performance. For Mr. Groetelaars, the Committee chose to increase the funded annual cash incentive award to 130% of target based on individual performance.

•
Fiscal year 2021 long-term, equity-based incentive award with target value of $5,500,000, comprised 50% of performance share units (“PSUs”), 25% of restricted stock units (“RSUs”), and 25% of nonqualified stock options.

•
Mr. Groetelaars also received a
sign-on
award in fiscal year 2018 of nonqualified stock options with a grant date value of $1,200,000, which vested annually over a
3-year
period, as follows:
one-third
on May 14, 2019,
one-third
on May 14, 2020, and
one-third
on May 14, 2021.

•	For fiscal year 2022, Mr. Groetelaars’ base salary and target annual cash incentive remained the same as in fiscal year 2021.

•
As discussed below, the Committee could modify an NEO’s long-term incentive award based on individual performance. Based on strong individual and Company performance in fiscal year 2021, Mr. Groetelaars’ fiscal year 2022 target long-term equity incentive was increased to 130% of target, which equals $7,150,000.

•	As shown in the section below, the significant majority of our CEO’s fiscal year 2021 compensation was performance-based and therefore at-risk.
Performance-Based Pay
The Committee generally believed it was important that a meaningful portion of Mr. Groetelaars’ compensation was performance-based. In fiscal year 2021, the majority of Mr. Groetelaars’ target total compensation was in the form of an annual cash incentive and long-term, equity-based incentives. In fiscal year 2021, Mr. Groetelaars’ target annualized cash incentive comprised 15% of his target total compensation. Along with 71% long-term, equity-based compensation at target, 86% of Mr. Groetelaars’ fiscal year 2021 annualized total compensation target was at risk. The chart below details Mr. Groetelaars’ target performance-based total compensation for fiscal year 2021.

Total Percentage of Fiscal Year 2021 Target Annualized Compensation that is Performance-Based: 86%
Key Governance Features Relating to Executive Compensation
The Board has instituted a number of corporate governance features related to executive compensation, which are highlighted below and described more fully on pages 11 through 20 of this Amendment.

What We Do	What We Don’t Do

We require significant stock ownership, including 6X base salary for our CEO, ensuring that executives are invested in Hillrom’s long-term success	We don’t re-price stock options or buy-back equity grants

We engage a fully independent compensation consultant	We don’t provide for single-trigger change in control severance benefits in executive employment agreements

We have a 24-month recoupment policy in the event of executive misconduct resulting in a material restatement in our financial statements	We don’t allow directors, officers, or employees to engage in hedging transactions with respect to Hillrom stock or other Hillrom securities

We have a 24-month recoupment policy in the event an executive is terminated for a material violation of our Code of Conduct	We don’t allow directors, officers, or employees to hold Hillrom stock or other Hillrom securities in margin accounts or otherwise pledge Hillrom stock or other Hillrom securities as collateral for a loan

Our executives have at-will employment agreements

Our incentive plans include a cap on payout opportunities. This mitigates against the possibility of excessively high earning potential that could motivate inappropriate behavior.

We annually make awards of long-term incentives that are tied to stock price performance. The overlay of these awards helps mitigate the possibility of behaviors that would enhance incentive earnings in one year at the expense of future performance results.

In recent years, including fiscal year 2021, we granted half of our LTI awards in the form of PSUs which have specific performance goals over a
3-year
performance period and which cliff vest after three years.
ELEMENTS OF EXECUTIVE COMPENSATION
The major components of Hillrom’s executive officer compensation program for fiscal year 2021 are summarized below:

Element	Purpose	Key Characteristics

Base Salary	Reflects each executive’s base level of responsibility, qualifications, and contributions to the Company	Fixed compensation that is reviewed and, if appropriate, adjusted annually

Annual Cash Incentives	Motivates our executives to achieve annual company objectives that the Board believes will drive long-term growth in shareholder value	This annual cash award is earned by achieving designated levels of free cash flow, revenue and one or more earnings measures such as segment operating income or Corporate adjusted EPS. Payouts under this award may be adjusted for individual performance (in each case, as permitted under the BIG Plan)

Long-term, Equity Incentive – PSU Award	Motivates our executives by directly linking their compensation to the value of our stock relative to our peers	The ultimate number of units earned at the end of the three-year performance period is based on free-cash flow, as adjusted by our TSR performance relative to our TSR Peer Group (as later defined in this Amendment)

Long-term, Equity Incentive – RSU Award	Motivates our executives by tying compensation to long-term stock appreciation; additionally, the time-vesting nature of the awards helps enable executive retention	Long-term restricted stock units vest one-third per year over a three-year period (other than certain sign-on awards for newly-hired or newly-promoted executives)

Long-term, Equity Incentive—Stock Options	Motivates our executives by linking their compensation to appreciation in our stock price	Stock options vest ratably over a four-year period

Base Salary
Hillrom provided senior management a base salary that was competitive at a level consistent with their positions, skill levels, experience, and knowledge. Base salary was intended to aid in the attraction and retention of talent in a competitive market and was targeted at the market median, although actual salaries could have been higher or lower as a result of various factors, including those given above as well as individual performance, internal pay equity within Hillrom, length of service with Hillrom and the degree of difficulty in replacing the individual. The base salaries of senior management were reviewed by the Committee on an annual basis, as well as at the time of promotion or significant changes in responsibility. The independent compensation consultant provided the Committee with benchmark data as part of the review process. For fiscal year 2021, all NEOs, including Mr. Groetelaars, declined salary increases.

Name	2020 Base Salary	2021 Base Salary	2021 Base Salary Increase
John P. Groetelaars President and Chief Executive Officer, Member of the Board of Directors	$1,051,000	$1,051,000	0%
Barbara W. Bodem Senior Vice President and Chief Financial Officer	$550,000	$550,000	0%
Paul S. Johnson Senior Vice President and President, Patient Support Systems	$525,000	$525,000	0%
Andreas G. Frank Senior Vice President and President, Front Line Care	$477,000	$477,000	0%
Deborah M. Rasin Senior Vice President and Chief Legal Officer and Secretary	$525,000	$525,000	0%
Fiscal Year 2022 Changes to Base Salary
. Based on a review of the competitive market and individual performance, the Committee approved a salary increase for Messrs. Johnson and Frank of approximately 5.0% increasing their base salaries to $551,300 and $500,900, respectively, for fiscal year 2022. Mr. Groetelaars, Ms. Bodem and Ms. Rasin did not receive increases for fiscal year 2022.
Annual Cash Incentives
Overview
. Our annual short-term incentive program was referred to as our Business Incentive for Growth plan (the “BIG Plan”). Employees eligible to participate in the BIG Plan were typically placed into differentiated funding pools according to the business unit(s) and geographic region(s) in which such employees work (collectively, the “business unit pools”). Employees who worked as part of our corporate functions rather than a specific business unit or geographic region participate in a separate Plan funding pool (the “corporate pool”). The BIG Plan usually differentiates the business unit pools by providing a pool funding percentage of up to 200% of aggregate target opportunities (versus up to 150% for the corporate pool). In order to increase line of sight and accountability for business unit performance and drive growth, NEOs who were Presidents of business units participate equally in the corporate pool and their respective business unit pool; with each pool weighted 50%.
As previously disclosed, for fiscal year 2020, the Company decided to include all BIG Plan participants in the corporate pool and didn’t include any participants in the individual business unit pools. For fiscal year 2021, the Company returned to its usual practice of using both the corporate pool and individual business unit pools for participants, as applicable and as described below.

Funding Pools and Measure Weightings

Funding Pool	Weight	Measure
Corporate Pool	50%	Revenue
	25%	Adjusted EPS
	25%	Free Cash Flow
Business Unit Pools	60%	Revenue
	40%	Operating Income
Each NEO received a target award that could have been adjusted upwards or downwards based on achieving financial performance targets under such NEO’s respective funding pool(s) and individual performance goals.
Financial Performance Targets
. Financial Performance Targets were set with the intention that the relative level of difficulty in achieving the targets is consistent from year to year. In addition, in order to encourage management to take actions in the best interests of the Company, the Committee has the discretion to exclude nonrecurring special charges and amounts from the calculation of these targets.
Plan Funding Percentages
. As previously mentioned, under the terms of the BIG Plan, each year the Committee typically established a corporate pool and business unit pools. The corporate pool was funded based upon the achievement of pre-established
performance objectives and was funded at between 0% and 150% of aggregate target opportunities (the “corporate pool funding percentage”). The business unit pools were each funded based upon the achievement of pre-established
performance objectives and are each funded at between 0% and 200% of aggregate target opportunities (the “business unit pool funding percentages” and together with the corporate pool funding percentage, the “Plan Funding Percentages”).
Individual Performance Modifier.
Under the terms of the BIG Plan, the Committee could have applied a modifier to an executive’s award based on the achievement of individual performance objectives. To evaluate individual performance, individual goals were set each year for each NEO. These include shared financial and strategic objectives as well as objectives that were directly related to each NEO’s specific business function. Except with respect to his own performance, this assessment was based on our CEO’s recommendation to the Committee on how well the NEO performed his or her job, based on both qualitative and quantitative results. There was no specific weight given to any one individual goal or objective. This evaluation of the impact of the individual contributions on actual compensation was not a formula-based process resulting in a quantifiable amount of impact, but rather involves the exercise of discretion and judgment. This enabled the Committee to differentiate among NEOs and emphasize the link between personal performance and compensation. The Individual Performance Modifier was assigned between 0% and 150% of the NEO’s funded award.
Plan Payment Calculation
. The BIG Plan payment to any individual was calculated by multiplying (a) eligible earnings by (b) BIG Plan target opportunity by (c) the applicable Plan Funding Percentage by (d) the Individual Performance Modifier.
For fiscal year 2021, the targets and achievements (in millions, except per share data) were as follows:

Name	Pool Assignment	Pool Weight	Plan Performance Measures (1)(2)(3)(4)	Measure Weight	Threshold	Target	Maximum	Achieved	Achievement Percentage
John P. Groetelaars President and Chief Executive Officer, Member of the Board of Directors	Corporate	100%	Revenue	50%	$2,355	$2,771	$3,186	$2,962	104.9%
			Adjusted EPS	25%	$4.48	$5.27	$6.32	$6.36	150.0%
			Free Cash Flow	25%	$230	$270	$324	$413	150.0%
Barbara W. Bodem Senior Vice President and Chief Financial Officer	Corporate	100%	Revenue	50%	$2,355	$2,771	$3,186	$2,962	104.9%
			Adjusted EPS	25%	$4.48	$5.27	$6.32	$6.36	150.0%
			Free Cash Flow	25%	$230	$270	$324	$413	150.0%
Paul S. Johnson Senior Vice President and President, Patient Support Systems	Corporate	50%	Revenue	50%	$2,355	$2,771	$3,186	$2,962	104.9%
			Adjusted EPS	25%	$4.48	$5.27	$6.32	$6.36	150.0%
			Free Cash Flow	25%	$230	$270	$324	$413	150.0%
	Patient Support Systems (4)	50%	Revenue	60%	$1,203	$1,415	$1,627	$1,545	131%
			Operating Income	40%	$211	$264	$316	$352	200%
Andreas G. Frank Senior Vice President and President, Front Line Care	Corporate	50%	Revenue	50%	$2,355	$2,771	$3,186	$2,962	104.9%
			Adjusted EPS	25%	$4.48	$5.27	$6.32	$6.36	150.0%
			Free Cash Flow	25%	$230	$270	$324	$413	150.0%
	Front Line Care (5)	50%	Revenue	60%	$887	$1,044	$1,200	$1,088	103.0%
			Operating Income	40%	$266	$333	$400	$346	102.8%
Deborah M. Rasin Senior Vice President and Chief Legal Officer and Secretary	Corporate	100%	Revenue	50%	$2,355	$2,771	$3,186	$2,962	104.9%
			Adjusted EPS	25%	$4.48	$5.27	$6.32	$6.36	150.0%
			Free Cash Flow	25%	$230	$270	$324	$413	150.0%

(1)
Revenue as reported to investors was $3,018.7 million versus a BIG Plan achievement revenue of $2,962. The difference between the reported numbers and the numbers used to calculate BIG Plan achievement relates to the impact of fluctuations in foreign exchange rates compared to the assumed foreign exchange rates used in connection with the BIG Plan.

(2)
Adjusted EPS as reported to investors was $6.31 versus a BIG Plan achievement Adjusted EPS of $6.36. Adjusted EPS as reported to investors excludes the impact of strategic developments, acquisition and integration costs, special charges, and other unusual events. The difference between the Adjusted EPS and BIG Plan achievement Adjusted EPS relates to adjustments in calculation of the BIG Plan achievement Adjusted EPS to reflect acquisition activities and the Company’s annual performance on key aspects of the business, including product quality metrics.

(3)
Free Cash Flow as reported to investors was $384 million versus BIG Plan Free Cash Flow of $413 million. The difference between the reported number and the number used to calculate BIG Plan achievement relates to the cash flow impact of special charges and acquisition activities.

(4)	Adjusted EPS and Free Cash Flow are non-GAAP performance measures and are each defined and reconciled (as reported to investors) to the most directly comparable GAAP measure in Appendix A.
For fiscal year 2021, the BIG Plan payouts for each NEO were as follows:

Name	Fiscal Year-End Eligible Earnings	BIG Plan Target as a % of Salary	Weighted Achievement	Individual Performance Modifier (1)	FY21 BIG Plan Payout
John P. Groetelaars President and Chief Executive Officer, Member of the Board of Directors	$1,051,000	110%	127.5%	130%	$1,916,236
Barbara W. Bodem Senior Vice President and Chief Financial Officer	$550,000	75%	127.5%	130%	$683,719
Paul Johnson Senior Vice President and President, Patient Support Systems	$525,000	70%	143.1%	100%	$525,893
Andreas Frank Senior Vice President and President, Front Line Care	$477,000	70%	115.2%	115%	$442,351
Deborah M. Rasin Senior Vice President and Chief Legal Officer and Secretary	$525,000	60%	127.5%	130%	$522,113

(1)
The individual performance modifiers for Mr. Groetelaars and Mses. Bodem and Rasin were increased to 130%, upon recommendation by the Committee with respect to Mr. Groetelaars and by the CEO for the other NEOs, to reflect their outstanding performance on work related to the Merger. The individual performance modifier for Mr. Frank was increased to 115% based on the fact that Front Line Care was awarded a special award for business performance in fiscal year 2021.

Long-Term Equity Based Incentive (LTI) Awards
Overview:
 The Company’s Stock Incentive Plan provided for the opportunity to grant stock options, RSUs, PSUs and other equity-based incentive awards to officers, other key employees and non-employee
directors to (i) help align those individuals’ interests with those of shareholders, (ii) help motivate executives to make sound strategic long-term decisions, and (iii) better enable Hillrom to attract and retain capable directors and executives.
The Company’s LTI program for fiscal year 2021 provided a portfolio approach to long-term incentives by providing:

•	Awards targeted to align with competitive market levels;

•	Payouts that correlated high performance with increased payouts and low performance with reduced payouts;

•	A mix of awards representative of typical market practice; and

•	Awards that supported internal equity among the Company’s executives.

In addition, the Committee considered the Stock Incentive Plan share usage rate, compensation expense, number of plan participants and potential aggregate target awards for participants when determining target award levels and the mix of long-term incentive awards.
Timing of Equity Grants
. We generally made all equity grants to our executives on an annual basis (except in the case of a new hire or promotion), and these grants have historically been made at our November Board meeting. Fiscal year 2021 equity grants were made on November 11, 2020.
Target LTI Opportunity for Fiscal Year 2021 Awards
. Each NEO received a target award that can be adjusted upwards or downwards based on individual performance goals.
Individual Performance Modifier.
The Committee could apply a modifier to an executive’s award based on the achievement of individual performance objectives in the year prior to the year of grant. To evaluate individual performance, individual goals were set each year for each NEO. These included shared financial and strategic objectives as well as objectives that are directly related to each NEO’s specific business function. Except with respect to his own performance, this assessment was based on our CEO’s recommendation to the Committee on how well the NEO performed his or her job, based on both qualitative and quantitative results. There was no specific weight given to any one individual goal or objective. This evaluation of the impact of the individual contributions on actual compensation was not a formula-based process resulting in a quantifiable amount of impact, but rather involves the exercise of discretion and judgment. This enabled the Committee to differentiate among NEOs and emphasize the link between personal performance and compensation. The Individual Performance Modifier was assigned between 0% and 150% of the NEO’s target award.
The following chart shows the fiscal year 2021 LTI Plan Target Opportunity and fiscal year 2021 LTI Plan award for each NEO.Messrs. Johnson and Frank and Ms. Rasin received higher than target awards for fiscal year 2021 based on their individual performance and leadership displayed in guiding the Company through the challenges it faced in responding to the effects of the
COVID-19
pandemic as well as to facilitate retention of these key individuals in a highly competitive market. Individual performance modifiers were applied in the amounts of 120%, 110% and 112% for Messrs. Johnson and Frank and Ms. Rasin, respectively.

Name	Fiscal Year 2021 Base Salary	Fiscal Year 2021 Target LTI Opportunity (% of Base Salary)	Fiscal Year 2021 Target LTI Award	2021 Actual LTI Award (1)	Stock Options Granted (25%)	RSUs Granted (25%)	PSUs Granted (50%)
John P. Groetelaars President and Chief Executive Officer, Member of the Board of Directors	$1,051,000	523%	$5,500,000	$5,500,000	59,783	15,152	30,304
Barbara W. Bodem Senior Vice President and Chief Financial Officer	$550,000	300%	$1,650,000	$1,650,000	17,935	4,546	9,091
Paul Johnson Senior Vice President and President, Patient Support Systems	$525,000	275%	$1,443,750	$1,731,056	18,816	4,769	9,538
Andreas Frank Senior Vice President and President, Front Line Care	$477,000	225%	$1,073,250	$1,180,575	12,833	3,253	6.505
Deborah M. Rasin Senior Vice President and Chief Legal Officer and Secretary	$525,000	200%	$1,050,000	$1,176,000	12.783	3,240	6,480

(1)
Dollar values shown under this column differ from the expense-based values shown in the Summary Compensation Table and Grants of Plan Based Awards Table. See “Calculation of shares” within the narrative below.

Stock Options.
In fiscal year 2021, the Company made a stock option grant to each of the NEOs equal to 25% of each such NEO’s target long-term equity award opportunity. Stock options vested in four equal annual installments over four years.
RSUs.
In fiscal year 2021, the Company granted RSUs to each of the NEOs equal to 25% of each such NEO’s target long-term equity award opportunity. RSUs vested in three equal annual installments over three years.
PSUs.
 In fiscal year 2021, the Company granted PSUs to each of the NEOs equal to 50% of each such NEO’s target long-term equity award opportunity. These awards provided the opportunity to earn a predefined number of shares based on achievement of performance objectives over a three-year period. The number of units earned could vary from no payout for below threshold performance to 187.5% of target for maximum performance.

Calculation of shares.
The dollar value of an LTI award at grant was converted to RSUs and PSUs based on the average closing price of Hillrom stock over a period of the 20 business days prior to the grant date. A binomial stock option valuation model was used to calculate the number of stock options awarded.
Prior performance unit plan payouts
. Vesting was based on a three-year cumulative Free Cash Flow measure modified by relative TSR over a three-year period, in each case, subject to a minimum percentage payout of 0% of target for below threshold performance, and a maximum percentage payout of 150% of target for maximum performance for each performance metric (but subject to a cap of 225% of target for maximum performance of both cumulative Free Cash Flow and relative TSR).

•
In order to maintain alignment between this program and management’s response to the pandemic-related business imperatives, the Free Cash Flow measure target was adjusted such that the
3-year
cumulative target incorporated the fiscal year 2021 Free Cash Flow target under the annual incentive program.

•
From October 1, 2018 to September 30, 2021, cumulative Free Cash Flow equaled $1,158 million compared to a target performance of $949 million. Accordingly, the three-year cumulative Free Cash Flow measure from October 1, 2018 to September 30, 2021 resulted in a 150% achievement compared to target performance.

•
From October 1, 2018 to September 30, 2021, holders of Hillrom’s common stock achieved a TSR of 63.1%, which was at the 51.4th percentile of our peer group used by the Committee to compare the Company’s TSR with the TSR of certain of our peers (the “TSR Peer Group”), compared to a target performance of the 50th percentile. Accordingly, the TSR modifier resulted in achievement of 102.8% of the performance target.

•
The cumulative Free Cash Flow performance of 150% was modified by the TSR performance of 102.8% resulting in an overall payout of 154.2% of the target award amount. Accordingly, fiscal year 2019 PSU grants awarded to the NEOs were earned on September 30, 2021 and vested on November 1, 2021 at a level of 154.2% of the target award amount.

Fiscal Year 2019 – 2021 Performance Share Unit Program

Measure	Threshold	Target	Maximum	Achieved	% of Measure Target	% of Target Payout
Free Cash Flow (1)	$807M	$949M	$1,091M	$1,158M	150%	154.2%
Relative TSR	25%	50%	75%	51.4%	102.8%
Percentage Payout	50%	100%	150%

(1)
The fiscal year 2019 – 2021 cumulative Free Cash Flow measure performance was determined on November 1, 2021 and relative TSR measure performance was determined on September 30, 2021. The cumulative Free Cash Flow reported to investors for fiscal year 2019 – 2021 was $1,088 million versus the cumulative Free Cash Flow of $1,158 million for the PSU Program. The difference between the reported amount and the amount used to calculate PSU Program cumulative Free Cash Flow achievement primarily relates to the exclusion of benefits from tax legislation, as well as other unplanned strategic developments, acquisition and integration costs, special charges, and unusual events.

Under the fiscal year 2019 – fiscal year 2021 PSU program, Mr. Groetelaars earned 37,476 shares of stock, Ms. Bodem earned 9,017 shares of stock, Mr. Johnson earned 8,537 shares of stock, Mr. Frank earned 5,848 shares of stock and Ms. Rasin earned 7,593 shares of stock.
The TSR Peer Group used for the PSUs granted in fiscal year 2021 includes the companies in the Compensation Peer Group as well as the companies that comprised the former Morgan Stanley Healthcare Products Index at the time it was delisted in 2015 with the exception of (i) companies impacted by merger and acquisition activities: Heartware International (which was acquired by Medtronic), Sirona Dental Systems (which merged with Dentsply), C.R. Bard, Inc. (which was acquired by Becton, Dickinson and Company), Thoratic (which was acquired by St. Jude Medical) and St. Jude Medical (which was acquired by Abbott Laboratories), and (ii) the following six companies with lower overall business comparability: Align Technology, Cantel Medical Corp. (which was acquired by STERIS plc), Charles River Laboratories International, IDEXX Laboratories, Illumina and Mettler-Toledo International. To supplement this group with additional peers to establish a larger sample size, four companies were added in fiscal year 2017 and four companies were added in fiscal year 2018. These companies all have similar revenue, market value and industry as the Company. No changes to the peer group were made in fiscal year 2020 or 2021, except to exclude Varian Medical Systems which was acquired by Siemens Healthineers AG during the performance period, as the current peer group provides a robust sample size against which to measure the Company’s performance.

TSR Peer Group
Companies in Compensation Peer Group	Additional Companies
Agilent Technologies, Inc.	Abbott Laboratories
Avanos Medical, Inc.	Baxter International Inc.
Bio-Rad Laboratories, Inc.	Becton, Dickinson and Company
Bruker Corporation	Boston Scientific Corporation
The Cooper Companies, Inc.	Danaher Corp.
DENTSPLY SIRONA Inc.	DexCom Inc.
Edwards Life Sciences Corporation	Globus Medical, Inc.
Hologic, Inc.	Haemonetics Corporation
Intuitive Surgical, Inc.	Integra LifeSciences Holdings Corporation
MEDNAX, Inc.	Johnson & Johnson
Patterson Companies, Inc.	Masimo Corporation
PerkinElmer, Inc.	Medtronic plc
Quest Diagnostics Incorporated	Merit Medical Systems, Inc.
ResMed Inc.	NuVasive, Inc.
STERIS plc	Stryker Corporation
Teleflex Incorporated	Thermo Fisher Scientific Inc.
Waters Corporation	Zimmer Biomet Holdings, Inc.
West Pharmaceutical Services, Inc.
Fiscal Year 2022 Changes to LTI Target Opportunity.
The Committee confirmed that the fiscal year 2021 LTI Target Opportunity percentage for each of the NEOs remained appropriate as the base target opportunity for fiscal year 2022. Messrs. Groetelaars, Johnson and Frank and Mses. Bodem and Rasin received higher than target awards for fiscal year 2022 based on their individual performance. Individual performance modifiers were applied in the amounts of 130% for Mr. Groetelaars and Mses. Bodem and Rasin and 120% for Messrs. Johnson and Frank, respectively.
Expected Impact of Proposed Merger on Outstanding Equity Awards.
The NEOs had outstanding equity awards outstanding at the effective time of the Merger. In general, these awards were treated as follows at the effective time of the Merger (subject to applicable withholding taxes):

•
Each outstanding stock option fully vested and was automatically cancelled and converted into the right to receive a cash amount equal to the product of (x) the number of shares of Company common stock underlying such stock option immediately prior to the effective time and (y) (i) the excess, if any, of the per share merger consideration over (ii) the per share exercise price of such stock option, less applicable taxes. Each stock option with a per share exercise price equal to or greater than the per share merger consideration will be cancelled at the effective time with no consideration.

•
Each outstanding RSU granted before the date of the Merger Agreement fully vested and was automatically cancelled and converted into the right to receive a cash amount equal to the product of (x) the number of shares of Company common stock underlying such RSU immediately prior to the effective time and (y) the per share merger consideration, less applicable taxes.

•
Each outstanding RSU granted on or after the date of the Merger Agreement converted automatically into a Baxter RSU with respect to the number of shares of Baxter common stock determined by multiplying: (x) the number of shares of Company common stock subject to such RSU immediately prior to the effective time by (y) the quotient obtained by dividing (A) the per share merger consideration by (B) the per share average closing price of Baxter common stock for the consecutive period of ten (10) trading days immediately preceding (but not including) the last trading date prior to the closing date. Such converted award otherwise continues on the same terms and conditions as were applicable under such RSU, including any provisions for acceleration of vesting. Such terms and conditions include “double-trigger” protection of the converted award, meaning that if the employment of the NEO is terminated by the surviving corporation without “cause” or due to the NEO’s resignation for “good reason,” in each case, on or within two years (or in the case of Mr. Groetelaars, three years) following a change in control of the Company, all such RSUs then held by such NEO would fully vest upon such termination of employment.

•
Each outstanding PSU fully vested and was automatically cancelled and converted into the right to receive a cash amount equal to the product of (x) the number of shares of Company common stock underlying such PSU immediately prior to the effective time based on a payout percentage of 146% (in the case of such award granted in the Company’s 2020 fiscal year) or 187.5% (in the case of such award granted in the Company’s 2021 fiscal year) and (y) the per share merger consideration, less applicable taxes.

For more details regarding the NEOs’ interests in the Merger, including the estimated value of accelerated vesting of outstanding equity awards, see the sections entitled “Interest of Hillrom’s Directors and Executive Officers in the Merger—Treatment of Outstanding Equity Awards” and “Interests of Hillrom’s Directors and Executive Officers in the Merger–Quantification of Potential Payments and Benefits to Hillrom’s Named Executive Officers in Connection with the Merger” in the definitive proxy statement filed by Hillrom on October 20, 2021 in connection with the Merger (the “Merger Proxy”).
Share Ownership Guidelines
. In order to align the interests of executives to the long-term performance of the Company, executive officers were required to own a certain amount of Company stock within five years of joining the Company. The ownership requirements were as follows:

Stock Ownership Guidelines
Executive Officer	Multiple of Annual Salary
CEO	6x
CFO	3x
Senior Vice President	2x
Vice President who (1) reports to the CEO, or (2) is a Section 16 reporting officer	1x
Shares owned outright and unvested RSUs counted toward the required ownership level. This requirement, like the Executive Compensation Clawback Policy discussed below, helped to ensure long-term focus and appropriate levels of risk-taking by executive officers. Prior to the Merger, all NEOs had achieved their required ownership levels.
Executive Compensation Recoupment.
Prior to the Merger, the Company maintained an Executive Compensation Clawback Policy pursuant to which the Committee could recoup certain compensation from the Company’s executive officers in the event of certain misconduct or violation of Company policy. Each executive officer was a party to a Limited Recapture Agreement which details both the circumstances under which compensation could be recouped as well as the types of compensation subject to recoupment. Specifically, the Limited Recapture Agreement provided that the Committee could recoup from executive officers all performance-based compensation and any trading profits on trades in Hillrom securities received during the prior 24 months in the event that there is a material restatement of financial results due to misconduct of the executive officer from whom recoupment is sought. Further, during fiscal year 2020, the Committee approved an addendum to the Limited Recapture Agreement, which provided the Committee with the ability to recoup both performance-based compensation and time-based long-term incentive awards received by an executive officer during the prior 24 months if such executive officer were to be terminated for a material violation of the Global Code of Conduct. Prior to the Merger, the Committee had discretion to determine whether and to what extent to seek recoupment based on specific facts and circumstances.
Anti-Hedging/Anti-Pledging Provisions
. Hillrom had adopted an insider trading policy which incorporated anti-hedging and anti-pledging provisions as described below:

•
Hedging Transactions.
Directors, officers and employees were prohibited from engaging in hedging transactions with respect to Hillrom stock or other Hillrom securities. “Hedging transactions” can be accomplished through a number of possible mechanisms, including through the use of financial instruments such as prepaid variable forwards, equity swaps, collars and exchange funds or through other transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of Hillrom stock or other Hillrom securities. Because hedging transactions might permit a director, officer, or employee to continue to own Hillrom stock or other Hillrom securities, whether obtained through our equity compensation plans or otherwise, without the full rewards and risks of ownership, such hedging transactions were prohibited.

•
Margin Accounts, Pledged Securities and Transactions in Options.
Directors, officers, and employees were prohibited from holding Hillrom stock or other Hillrom securities in margin accounts or otherwise pledging Hillrom stock or other Hillrom securities for a loan. Additionally, we prohibit directors, officers, and employees from engaging in transactions in put options, call options or other such derivative securities relating to Hillrom stock or other Hillrom securities.

Re-pricing
and Buybacks.
With respect to each of our NEOs, Hillrom did not
re-price
options, nor buy back shares (other than shares acquired by the Company at fair market value to cover tax withholding and option exercise).
Retirement and Change in Control Agreements
Overview
. Prior to the Merger, Hillrom believed that it was in the best interests of the Company and its shareholders to have the unbiased dedication of its executives, without the distractions of personal uncertainties such as retirement or a change in control. Hillrom had designed its senior management retirement and other post-employment benefit programs to reduce such distractions and align to competitive practices of other comparable companies.
Retirement Guidelines for Executives
. Executives hired before August 1, 2016, those who are at least 55 years of age and with 5 years’ length of service were eligible to receive certain benefits under Hillrom’s Stock Incentive Plan. Executives hired on or after August 1, 2016, those who are at least 55 years of age and with 10 years’ length of service were eligible to receive certain benefits under Hillrom’s Stock Incentive Plan. These guidelines were incorporated into each individual equity award agreement and had been approved by the Committee. The following was allowed upon retirement:

•	accelerated vesting of outstanding time-based RSUs and stock options which have been held for at least one year prior to retirement;

•	accelerated vesting on a pro-rata basis of outstanding time-based RSUs and stock options which have been granted during the year of retirement;

•	vesting of outstanding PSUs which have been held for at least one year prior to retirement, based on achievement of performance objectives during the full performance period;

•	pro-rata vesting of outstanding PSUs which have been granted during the year of retirement, based on achievement of performance objectives during the full performance period; and

•	an extension of three years of the time to exercise eligible outstanding stock options.
Supplemental Executive Retirement Plan
. The Supplemental Executive Retirement Plan (the “SERP”) provided additional retirement benefits to certain employees selected by the Committee whose retirement benefits under our pension plan or 401(k) plan were reduced, curtailed, or otherwise limited as a result of certain limitations under the Code.
Change in Control Agreements
. Hillrom had a change in control agreement in place with each NEO. These change in control agreements were of the form commonly referred to as “double-trigger” agreements, in that they could be triggered only in the event that an executive is terminated in connection with a change in control, not merely if a change in control occurs. They were intended to encourage continued employment by Hillrom of its key management personnel and to allow such personnel to be in a position to provide assessment and advice to the Board regarding any proposed change in control without concern that such personnel might be unduly distracted by the uncertainties and risks created by the proposed transaction. For information on potential payments to executives on a change in control as of the end of fiscal year 2021, see “Potential Payments Upon Termination or Change in Control” on pages 25 through 27. In connection with the Merger, on September 1, 2021, the Board approved amendments to the change in control agreements. The amendments provided the NEOs with the right to receive a gross-up
payment in the event that any payments or benefits provided to such NEOs in connection with the Merger become subject to an excise tax pursuant to Section 4999 of the Internal Revenue Code. The gross-up
payments would generally place the NEOs in the same
after-tax
position that they would have been in if the excise tax did not apply to them, and do not cover ordinary income taxes due on the payments and benefits giving rise to the excise tax. Furthermore, in connection with the Merger, the vesting of certain of the NEOs’ outstanding equity awards accelerated at the effective time of the Merger, as further described above.
Other Personal Benefits
In addition to the elements of compensation discussed above, we also provided senior level management with various other benefits in order to remain competitive with the market, in attracting and retaining qualified executives. Hillrom believed that these benefits were in-line
with the market, were reasonable in nature, were not excessive and were in the best interest of Hillrom and its shareholders. None of our NEOs receive any perquisite tax gross-ups,
other than for reasonable relocation costs and housing allowance, as applicable, and traditionally did not receive any excise tax gross-up
protection, other than as described above in the context of the proposed Merger.
Employment Agreements
In addition to the Limited Recapture Agreements described under “Executive Compensation Recoupment” on page 18, we had entered into an employment agreement with each of our NEOs. We believed that it was appropriate for our senior executive officers to have employment agreements because they provided certain contractual protections to us that we might not otherwise have, including provisions relating to non-competition
with us,
non-solicitation
of our employees and confidentiality of our proprietary information. Additionally, we believed that employment agreements were a useful tool in recruiting and retaining senior level employees. The employment agreements set forth the basic duties of the senior executive officers and provided that each senior executive officer was entitled to receive, in addition to base salary, incentive compensation payable at our discretion and such additional compensation, benefits and perquisites as deemed appropriate. The employment agreements were terminable by either us or the executive officer “without cause” on 180 days’ written notice, or if terminated by us, pay in lieu of notice, and were terminable at any time by us for cause, as defined in each employment agreement. See “Potential Payments Upon Termination or Change in Control” on pages 25 through 27, for further information regarding payments due upon termination. Further, the non-competition
and
non-solicitation
agreements of the senior executive officers would continue for a period of 18 months for the CEO and 12 months for other officers after the termination of the senior executive officer’s employment.
Risk Assessment of Compensation Policies and Practices
Prior to the Merger, and assisted by its independent compensation consultant, the Committee reviewed our material compensation policies and practices applicable to our employees and executive officers. Following the independent consultant’s review and recommendation, the Committee concluded that these policies and practices did not create risks that are reasonably likely to have a material adverse effect on the Company. Key features of the compensation program supporting this conclusion included:

•	appropriate pay philosophy, peer group and market positioning,

•	effective balance in cash and equity mix, short and long-term focus, corporate, business unit and individual performance focus and financial and non-financial performance measurement and discretion,

•	elements of the compensation program designed to avoid excessive risk-taking, and

•	meaningful risk mitigants, such as the stock ownership guidelines and executive compensation recoupment policies.

EXECUTIVE COMPENSATION TABLES
Summary Compensation Table
The following tables and notes set forth compensation information for the fiscal years ended September 30, 2021, 2020, and 2019 for our NEOs.

Name and Principal Position	Year	Salary (1)	Bonus	Stock Awards (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation (4)	All Other Compensation (5)(6)	Total ($)(6)
John P. Groetelaars President and Chief Executive Officer, Member of the Board of Directors	2021	$1,051,000	None	$4,409,384	$1,426,422	$1,916,236	$235,589	$9,038,631
	2020	$1,047,900	None	$3,966,397	$1,267,438	$1,180,378	$166,195	$7,628,309
	2019	$1,018,000	None	$3,915,748	$1,177,599	$1,030,200	$184,613	$7,326,160
Barbara Bodem (7) Senior Vice President and Chief Financial Officer	2021	$550,000	None	$1,322,831	$427,929	$683,719	$100,558	$3,085,037
	2020	$545,000	None	$1,201,821	$384,022	$463,279	$93,449	$2,687,571
	2019	$408,462	$300,000	$1,730,644	$288,746	$300,697	$116,103	$3,144,652
Paul S. Johnson Senior Vice President and President, Patient Support Systems	2021	$525,000	None	$1,387,827	$448,950	$525,893	$99,108	$2,986,777
	2020	$522,500	None	$1,147,200	$366,570	$450,261	$84,204	$2,570,734
	2019	$484,831	None	$891,960	$268,226	$406,000	$90,803	$2,141,819
Andreas G. Frank Senior Vice President and President, Front Line Care	2021	$477,000	None	$946,555	$306,195	$442,351	$240,023	$2,412,124
	2020	$475,800	None	$757,993	$242,223	$409,094	$280,858	$2,165,968
	2019	$459,319	None	$715,751	$183,706	$318,405	$345,946	$2,023,127
Deborah M. Rasin Senior Vice President and Chief Legal Officer and Secretary	2021	$525,000	None	$942,872	$305,002	$522,113	$98,868	$2,393,855
	2020	$522,500	None	$834,326	$266,592	$353,777	$77,583	$2,054,777
	2019	$493,215	None	$793,355	$238,587	$333,300	$80,044	$1,938,500

(1)	Reflects salary paid within each of the three fiscal years.

(2)
The amounts in this column represent the grant date fair value of time-based RSUs granted during the applicable fiscal year, excluding a reduction for risk of forfeiture. Also included is the grant date fair value of PSUs granted during each of fiscal years 2021, 2020 and 2019 to certain officers based upon the target achievement of the performance conditions as of the grant date as more fully described in the footnotes to the Grants of Plan-Based Awards Table. For fiscal year 2021, the amounts reported in the table related to the PSU at target performance are $3,034,340 for Mr. Groetelaars, $910,282 for Ms. Bodem, $955,040 for Mr. Johnson, $651,346 for Mr. Frank and $648,842 for Ms. Rasin. For fiscal year 2021, if the maximum value of the PSU were to be achieved as of the grant date, the amounts would be $5,689,387 for Mr. Groetelaars, $1,706,778 for Ms. Bodem, $1,790,700 for Mr. Johnson, $1,221,273 for Mr. Frank and $1,216,580 for Ms. Rasin. These grant date fair values were based on the methodology set forth in Notes 1 and 7 to our Consolidated Financial Statements included in our Annual Report on Form
10-K
for the year ended September 30, 2021.

(3)
The amounts in this column represent the grant date fair value of time-based stock options granted during the applicable fiscal years, excluding the reduction for risk of forfeiture. These grant date fair values were based on the methodology set forth in Notes 1 and 7 to our Consolidated Financial Statements included in our Annual Report on Form
10-K
for the fiscal year ended September 30, 2021.

(4)	The amounts in this column represent cash awards earned for the applicable fiscal year and paid in the subsequent fiscal year, under our BIG Plan.

(5)	Please refer to the “All Other Compensation” table below for further information for fiscal year 2021.

(6)	Totals may not add due to rounding.

All Other Compensation for Fiscal Year 2021

Name and Principal Position	Company Contributions to the 401(k) (1)	Company Contributions to the Supplemental 401(k) (1)	Relocation and Housing Costs (2)	Relocation and Housing Gross-Up (2)	Health and Welfare Benefits	Total All Other Compensation (3)
John P. Groetelaars President and Chief Executive Officer, Member of the Board of Directors	$20,150	$167,921	None	None	$47,518	$235,589
Barbara Bodem Senior Vice President and Chief Financial Officer	$20,150	$57,576	None	None	$22,832	$100,558
Paul S. Johnson Senior Vice President and President, Patient Support Systems	$20,150	$52,894	None	None	$26,064	$99,108
Andreas G. Frank Senior Vice President and President, Front Line Care	$20,150	$45,754	$90,000	$48,820	$35,299	$240,023
Deborah M. Rasin Senior Vice President and Chief Legal Officer and Secretary	$20,150	$48,301	None	None	$30,417	$98,868

(1)
Amounts represent Company contributions to the NEOs’ accounts in the applicable plans: 401(k) Savings Plan and Supplemental Executive Retirement Plan (SERP) excluding the reduction for forfeiture of non-vested
contributions.

(2)
Represents amounts Mr. Frank was reimbursed by the Company for his relocation to Skaneateles, NY to serve as President, Front Line Care, including 2020 calendar year-end
reconciled
gross-up
amounts on expenses incurred prior to fiscal year 2021.

(3)	Totals may not add due to rounding.
Grants of Plan-Based Awards for Fiscal Year Ended September 30, 2021
The following table summarizes the grants of plan-based awards to each of the NEOs for the fiscal year ended September 30, 2021. All equity awards granted during fiscal year 2021 were granted under the 2021
Hill-Rom
Holdings, Inc. Stock Incentive Plan. Potential payout amounts in this table reflect the original design of the disclosed awards and do not necessarily reflect potential payout amounts under the Merger Agreement.

Name and Principal Position	Grant Date	2021 Earned Award Amount	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock and Option Awards: Number of Shares of Stock or Units (3)	Exercise or Base Price of Option Awards (4)	Grant Date Fair Value of Stock and Option Awards (5)
			Min.	Target	Max.	Min.	Target	Max.
John P. Groetelaars President and Chief Executive Officer, Member of the Board of Directors	n.a.	$1,916,236	$—	$1,156,100	$2,312,200
	11/11/2020					—	30,304	56,820			$3,034,340
	11/11/2020								15,152		$1,375,044
	11/11/2020								59,783	$94.14	$1,426,422
Barbara Bodem Senior Vice President and Chief Financial Officer	n.a.	$683,719	$—	$412,500	$825,000
	11/11/2020					—	9,091	17,046			$910,282
	11/11/2020								4,546		$412,550
	11/11/2020								17,935	$94.14	$427,929
Paul S. Johnson Senior Vice President and President, Patient Support Systems	n.a.	$525,893	$—	$367,500	$735,000
	11/11/2020					—	9,538	17,884			$955,040
	11/11/2020								4,769		$432,787
	11/11/2020								18,816	$94.14	$448,950
Andreas G. Frank Senior Vice President and President, Front Line Care	n.a.	$442,351	$—	$333,900	$667,800
	11/11/2020					—	6,505	12,197			$651,346
	11/11/2020								3,253		$295,210
	11/11/2020								12,833	$94.14	$306,195
Deborah M. Rasin Senior Vice President and Chief Legal Officer and Secretary	n.a.	$522,113	$—	$315,000	$630,000
	11/11/2020					—	6,480	12,150			$648,842
	11/11/2020								3,240		$294,030
	11/11/2020								12,783	$94.14	$305,002

(1)	Amounts represent the potential cash awards that could be paid under our BIG Plan.

(2)
The amounts under the “Target” column reflect the number of PSUs granted to the NEOs in fiscal year 2021. They represent the amount of shares the NEOs will receive if the target performance goals are met during the three-year performance period. Achievement of performance in excess of target goals will result in additional shares being received by the NEOs, up to the amounts in the “Maximum” column. Refer to the “Long-Term Equity Awards” section of the CD&A for further details.

(3)
Amounts under this column represent stock options and RSUs granted to our NEOs during fiscal year 2021. The exercise price for the stock options is the fair market value of our common stock on the grant date, as described in Footnote 4 below.

(4)	The average of the high and low selling prices of our common stock on the NYSE on the grant date.

(5)
The grant date fair values of stock and option awards granted to our NEOs are based on the methodology set forth in Notes 1 and 7 to our Consolidated Financial Statements included in our Annual Report on Form
10-K
for the year ended September 30, 2021.

Outstanding Equity Awards at September 30, 2021
The following table summarizes the number and terms of stock options, deferred stock shares and PSUs outstanding for each of the NEOs as of September 30, 2021. Holdings and estimated market value in this table reflect the original design of the disclosed awards and do not necessarily reflect potential payout amounts under the Merger Agreement.

	Option Awards					Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Grant Date (1)	Option Exercise Price	Option Expiration Date	Grant Date (2)	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (3)(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (5)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (3)
John P. Groetelaars President and Chief Executive Officer, Member of the Board of Directors	81,371	9,991	5/14/2018	$89.08	5/14/2028
	21,157	21,157	11/7/2018	$96.96	11/7/2028	11/7/2018	41,589	$6,238,375
	12,781	38,346	11/6/2019	$103.11	11/6/2029	11/6/2019	8,255	$1,238,220	55,337	$8,300,475
	0	59,783	11/11/2020	$94.14	11/11/2030	11/11/2020	15,276	$2,291,336	56,820	$8,523,000
Barbara Bodem Senior Vice President and Chief Financial Officer	5,136	5,136	12/3/2018	$98.76	12/3/2028	12/3/2018	12,648	$1,897,221
	3,872	11,619	11/6/2019	$103.11	11/6/2029	11/6/2019	2,502	$375,250	16,767	$2,515,050
	0	17,935	11/11/2020	$94.14	11/11/2030	11/11/2020	4,583	$687,461	17,046	$2,556,844
Paul S. Johnson Senior Vice President and President, Patient Support Systems	0	2,409	11/8/2017	$78.16	11/8/2027
	4,819	4,819	11/7/2018	$96.96	11/7/2028	11/7/2018	9,475	$1,421,178
	3,696	11,091	11/6/2019	$103.11	11/6/2029	11/6/2019	2,388	$358,241	16,004	$2,400,638
	0	18,816	11/11/2020	$94.14	11/11/2030	11/11/2020	4,808	$721,184	17,884	$2,682,563
Andreas G. Frank Senior Vice President and President, Front Line Care	3,149	0	11/18/2013	$41.53	11/18/2023
	10,040	0	11/17/2014	$44.93	11/17/2024
	9,719	0	11/16/2015	$51.33	11/16/2025
	10,215	0	11/14/2016	$53.70	11/14/2026
	5,715	1,905	11/8/2017	$78.16	11/8/2027	11/7/2018	6,492	$973,782
	3,300	3,301	11/7/2018	$96.96	11/7/2028	12/3/2018	361	$54,128
	2,442	7,329	11/6/2019	$103.11	11/6/2029	11/6/2019	1,578	$236,733	10,575	$1,586,250
	0	12,833	11/11/2020	$94.14	11/11/2030	11/11/2020	3,280	$491,930	12,197	$1,829,531
Deborah M. Rasin Senior Vice President and Chief Legal Officer and Secretary	6,779	2,260	11/8/2017	$78.16	11/8/2027
	4,286	4,287	11/7/2018	$96.96	11/7/2028	11/7/2018	8,427	$1,264,107
	2,688	8,066	11/6/2019	$103.11	11/6/2029	11/6/2019	1,738	$260,636	11,639	$1,745,888
	0	12,783	11/11/2020	$94.14	11/11/2030	11/11/2020	3,266	$489,964	12,150	$1,822,500

(1)	Unvested stock options based solely on continued employment become exercisable in four (4) equal annual installments beginning on the first anniversary of the date of grant.

(2)	Unvested RSU awards granted based solely on continued employment vest in three (3) equal annual installments beginning one day following the first anniversary of the date of grant.

(3)	Market value is determined by multiplying the number of unvested RSUs and/or PSUs by $150.00, the closing price per share of our common stock on September 30, 2021.

(4)	Totals may not add due to rounding.
(5)	PSUs pursuant to the fiscal year 2020 – 2022 and fiscal year 2021 – 2023 programs are shown based on maximum performance.
Option Exercises and Stock Vested in Fiscal Year Ended September 30, 2021
The following table summarizes the number of stock option awards exercised and the value realized upon exercise during the fiscal year ended September 30, 2021 for the NEOs, as well as the number of stock awards vested and the value realized upon vesting.

	Option Awards		Stock Awards
Name and Principal Position	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
John P. Groetelaars President and Chief Executive Officer, Member of the Board of Directors	—	$—	37,012	$3,651,541
Barbara Bodem Senior Vice President and Chief Financial Officer	—	$—	4,873	$466,734
Paul S. Johnson Senior Vice President and President, Patient Support Systems	11,575	$488,680	8,803	$826,388
Andreas G. Frank Senior Vice President and President, Front Line Care	—	$—	7,059	$662,867
Deborah M. Rasin Senior Vice President and Chief Legal Officer and Secretary	3,223	$183,607	7,956	$746,307
Nonqualified Deferred Compensation for Fiscal Year Ended September 30, 2021

Name and Principal Position	Plan (1)	Beginning Balance	Executive Contributions in Fiscal Year 2021	Registrant Contributions in Fiscal Year 2021	Aggregate Earnings in Fiscal Year 2021 (2)	Aggregate Withdrawals / Distributions in Fiscal Year 2021	Aggregate Balance on Sept 30, 2021 (3)
John P. Groetelaars President and Chief Executive Officer, Member of the Board of Directors	SERP	$289,255	$—	$167,921	$71,798	$—	$528,974
Barbara Bodem Senior Vice President and Chief Financial Officer	SERP	$63,035	$—	$57,576	$16,804	$—	$137,415
Paul S. Johnson Senior Vice President and President, Patient Support Systems	SERP	$161,472	$—	$52,894	$46,680	$—	$261,045
Andreas G. Frank Senior Vice President and President, Front Line Care	SERP	$249,005	$—	$45,754	$75,557	$—	$370,316
Deborah M. Rasin Senior Vice President and Chief Legal Officer and Secretary	SERP	$205,592	$—	$48,301	$48,922	$—	$302,816

(1)
We maintain a SERP to provide additional retirement benefits to certain employees whose retirement benefits under the 401(k) Savings Plan are limited under the Internal Revenue Code of 1986. The additional retirement benefits provided by the SERP are for certain participants chosen by the Compensation and Management Development Committee, and they may annually receive an additional benefit of a certain percentage of their Compensation for such year. “Compensation” under the SERP means the corresponding definition of compensation under the 401(k) Savings Plan plus a percentage of a participant’s eligible compensation as determined under our BIG Plan. A lump sum cash payment is available to the participant beginning on the six-month
anniversary of the date of the NEO’s termination of employment (except for termination for cause, where the entire SERP is forfeited).

(2)
Amounts represent earnings on the Registrant’s SERP balances for the 2021 fiscal year. The SERP Plan’s investment approach provides for investments mirroring the employee’s investment allocation under the 401(k).

(3)
Of the amounts shown in this column related to the SERP, all of the following amounts represent Company contributions reported in the Summary Compensation Table of this Amendment and previous proxy statements: Mr. Groetelaars $167,921 for this Amendment and $264,499 for previous proxy statements, Ms. Bodem $57,576 for this Amendment and $58,346 for previous proxy statements, Mr. Johnson $52,894 for this Amendment and $100,824 for previous proxy statements, Mr. Frank $45,754 for this Amendment and $61,230 for previous proxy statements, and Ms. Rasin $48,301 for this Amendment and $120,155 for previous proxy statements.

Potential Payments Upon Termination or Change in Control
Benefits Payable Upon Termination Under Employment Agreements
The following tables set forth estimates of the amounts payable to each of our NEOs upon specified termination events, based upon a hypothetical termination date of September 30, 2021. Because the proposed Merger could not have reasonably closed in fiscal year 2021, the following amounts as of September 30, 2021, do not take into account any provisions of the Merger Agreement.

Event	Salary & Other Cash Payments	Accelerated Vesting of SERP (1)	Accelerated Vesting of Equity Based Awards (2)	Continuance of Health & Welfare Benefits (3)	Limited Outplacement Assistance	Total (4)
John P. Groetelaars President and Chief Executive Officer, Member of the Board of Directors
Death (5)	$3,416,236	$—	$19,249,791	$—	$—	$22,666,027
Disability (6)	$12,342,444	$—	$19,249,791	$—	$—	$31,592,235
Retirement	$—	$—	$—	$—	$—	$—
Termination Without Cause	$5,279,436	$—	$—	$17,618	$10,000	$5,307,054
Resignation With Good Reason	$5,279,436	$—	$—	$17,618	$10,000	$5,307,054
Resignation Without Good Reason	$—	$—	$—	$—	$—	$—
Termination for Cause	$—	$—	$—	$—	$—	$—
Barbara Bodem Senior Vice President and Chief Financial Officer
Death (5)	$1,783,719	$58,894	$5,898,983	$—	$—	$7,741,595
Disability (6)	$6,000,801	$58,894	$5,898,983	$—	$—	$11,958,678
Retirement	$—	$—	$—	$—	$—	$—
Termination Without Cause	$1,646,219	$58,894	$—	$17,388	$10,000	$1,732,500
Resignation With Good Reason	$1,646,219	$58,894	$—	$17,388	$10,000	$1,732,500
Resignation Without Good Reason	$—	$—	$—	$—	$—	$—
Termination for Cause	$—	$—	$—	$—	$—	$—
Paul S Johnson Senior Vice President and President, Patient Support Systems
Death (5)	$1,575,893	$—	$5,717,681	$—	$—	$7,293,574
Disability (6)	$4,400,939	$—	$5,717,681	$—	$—	$10,118,621
Retirement	$525,893	$—	$3,455,717	$—	$—	$3,981,610
Termination Without Cause	$1,418,393	$—	$—	$11,739	$10,000	$1,440,132
Resignation With Good Reason	$1,418,393	$—	$—	$11,739	$10,000	$1,440,132
Resignation Without Good Reason	$—	$—	$—	$—	$—	$—
Termination for Cause	$—	$—	$—	$—	$—	$—
Andreas G Frank Senior Vice President and President, Front Line Care
Death (5)	$1,396,351	$—	$3,932,798	$—	$—	$5,329,149
Disability (6)	$7,328,853	$—	$3,932,798	$—	$—	$11,261,651
Retirement	$—	$—	$—	$—	$—	$—
Termination Without Cause	$1,253,251	$—	$—	$17,304	$10,000	$1,280,555
Resignation With Good Reason	$1,253,251	$—	$—	$17,304	$10,000	$1,280,555
Resignation Without Good Reason	$—	$—	$—	$—	$—	$—
Termination for Cause	$—	$—	$—	$—	$—	$—
Deborah M Rasin Senior Vice President and Chief Legal Officer and Secretary
Death (5)	$1,572,113	$—	$4,105,964	$—	$—	$5,678,077
Disability (6)	$4,846,521	$—	$4,105,964	$—	$—	$8,952,485
Retirement	$522,113	$—	$2,567,617	$—	$—	$3,089,730
Termination Without Cause	$1,362,113	$—	$—	$17,359	$10,000	$1,389,472
Resignation With Good Reason	$1,362,113	$—	$—	$17,359	$10,000	$1,389,472
Resignation Without Good Reason	$—	$—	$—	$—	$—	$—
Termination for Cause	$—	$—	$—	$—	$—	$—

(1)
Represents the cash payment of an amount equal to the unvested portion of company contributions in the SERP that would immediately become vested upon death, disability, termination without cause or termination with good reason. Messrs. Groetelaars, Johnson, Frank, and Ms. Rasin are vested in the SERP so no additional benefits would be received upon termination.

(2)
The amounts indicated represent the intrinsic value of all unvested non-qualified
stock options that would have become vested and exercisable upon death, disability or retirement and the market value of all unvested RSUs and unearned PSUs that would have vested upon death, disability, or retirement. The amounts were calculated based on the closing price of our common stock of $150.00 on September 30, 2021.

(3)
Amounts represent the dollar value of the incremental cost to Hillrom by providing continuing health and life insurance coverage based on the individual’s selected coverage in effect immediately before the hypothetical termination.

(4)	Totals may not add due to rounding.
(5)	The death benefit provides for two times base salary (up to a maximum benefit of $1,500,000) paid in a lump sum.
(6)
Benefits provided under our disability plans are based on various circumstances including the NEO meeting certain eligibility requirements. Our disability plans are fully insured; therefore, claim payments are reviewed and processed by our third-party insurance carrier. The following assumptions were used to determine the salary and other cash payment amount for permanent disability: normal retirement age is based on the Social Security Normal Retirement Age Table and long-term disability benefits are based on 60% of the sum of the NEO’s monthly earnings and 75% target short-term incentive and a 2.94% discount rate.

Termination Due to Death or Permanent Disability
In the event an NEO dies or suffers a permanent disability during the term of employment, the NEO would have received a Hillrom death or disability benefit, as applicable; will be eligible to receive a prorated bonus for the year in which employment is terminated; and will be immediately vested in the SERP.
Retirement
Upon retirement, each NEO would have been eligible to receive a prorated bonus for the year in which employment is terminated. Current NEOs who are at least 55 years old and who have at least five years of service (or ten years of service for those NEOs with effective hire dates on or after August 1, 2016) are eligible for certain retirement benefits, including the full vesting of outstanding RSUs, PSUs and stock options which have been held for at least one year and partial vesting of outstanding RSUs, PSUs and stock options which have been granted within one year of retirement. Vested stock options can be exercised until the earlier of either the original expiration date or the three-year anniversary of the retirement date. PSUs vest after the completion of the performance period and are based on the Company’s achievement of the performance goals during that period.
Termination Without Cause or Resignation with Good Reason
Pursuant to the terms of the applicable employment agreement, upon a termination by the Company without cause or a resignation for good reason, each NEO other than the CEO was eligible to receive severance pay in an amount equal to one times the sum of then-current base salary for twelve months and the target bonus for the year in which employment is terminated, and the CEO was eligible to receive severance pay in an amount equal to two times the sum of then-current base salary for twelve months and the target bonus for the year in which employment is terminated. Each NEO will be immediately vested in the SERP and receive a prorated portion of the current-year annual incentive based on the performance level and the number of days employed during the fiscal year. Health and similar welfare benefits will continue on substantially the same terms and conditions as at the time of the termination until the earlier of (i) the end of twelve months or (ii) such time as the NEO is eligible to be covered by comparable benefits of a subsequent employer.
Termination For Cause or Resignation Without Good Reason
Upon a termination by the Company for cause or a resignation without good reason, an NEO would not have received a severance payment.
Benefits Payable Under Change in Control Agreements
The change in control agreements provided for severance upon a termination of the applicable executive’s employment by the Company without cause or by the executive for good reason, if such termination occurs prior to the second anniversary of a change in control. The rights and benefits under the change in control agreements were in lieu of any severance otherwise payable to the executives under the employment agreements. Because the proposed Merger could not have reasonably closed in fiscal year 2021, the following amounts do not take into account any provisions of the Merger Agreement or any terms conditioned upon the proposed Merger, such as the amendments to the NEOs’ change in control agreements. Based upon a hypothetical change in control date of September 30, 2021, the estimated change in control benefits with a termination of employment would be as follows:

Event	Salary & Other Cash Payments	Accelerated Vesting of SERP (1)	Accelerated Vesting of Equity Based Awards (2)	Continuance of Health & Welfare Benefits (3)	Limited Outplacement Assistance	Effect of Modified Economic Cut-Back (4)	Total
John P. Groetelaars President and Chief Executive Officer, Member of the Board of Directors	$8,537,236	$—	$20,275,641	$52,855	$10,000	$—	$28,876,032
Barbara Bodem Senior Vice President and Chief Financial Officer	$2,608,719	$58,894	$6,206,483	$34,776	$10,000	$—	$8,918,871
Paul S. Johnson Senior Vice President and President, Patient Support Systems	$2,310,893	$—	$6,043,481	$23,478	$10,000	$(431,173)	$7,956,679
Andreas G. Frank Senior Vice President and President, Front Line Care	$2,064,151	$—	$4,155,698	$34,608	$10,000	$—	$6,264,457
Deborah M. Rasin Senior Vice President and Chief Legal Officer and Secretary	$2,202,113	$—	$4,325,714	$34,718	$10,000	$—	$6,572,545

(1)
Represents the cash payment of an amount equal to the unvested portion of company contributions in the SERP that would immediately become vested upon termination in connection with a change in control. Messrs. Groetelaars, Johnson, Frank, and Ms. Rasin are vested in the SERP so no additional benefits would be received upon termination.

(2)
The amounts indicated represent the intrinsic value of all unvested non-qualified
stock options that would have become vested and exercisable upon termination in connection with a change in control and the market value of all unvested RSUs and unearned PSUs that would have vested upon termination in connection with a change in control. The amounts were calculated based on the closing price of our common stock of $150.00 on September 30, 2021.

(3)
Amounts represent the dollar value of the incremental cost to the Company by providing continuing health and life insurance coverage based on the individual’s selected coverage in effect immediately before the hypothetical termination.

(4)
Prior to the amendments to the executives’ change in control agreements adopted in connection with the proposed Merger, these agreements provided a modified economic cut-back
in which an executive’s total change in control benefits with an amount that would otherwise trigger an excise tax under Internal Revenue Code Section 4999 would be reduced to the largest amount that would not trigger such excise tax but only if such reduction would result in a larger after-tax
amount to the executive than the
after-tax
amount following application of the excise tax and other applicable taxes to unreduced change in control benefits. This column shows the estimated cut-back
as applicable under the
pre-Merger
change in control agreements assuming a hypothetical September 30, 2021 change in control date with a qualifying termination of employment.

Change in Control
As previously discussed above, on September 1, 2021, the Company entered into the Merger Agreement with Baxter and Merger Sub and the Merger was consummated on December 13, 2021. Pursuant to the Merger Agreement, Merger Sub merged with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Baxter. Under the terms of the Merger Agreement, which has been approved by both the Hillrom Board of Directors and Baxter’s Board of Directors, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger was cancelled and converted into the right to receive cash without interest in the amount of $156.00, subject to any required tax withholding. At the effective time, all of the shares of the Company’s common stock (other than certain excluded shares held by the Company, Baxter, Merger Sub, or a wholly owned subsidiary of the Company or Baxter) ceased to be outstanding, were cancelled and ceased to exist.
PAY RATIO DISCLOSURE
As required by Section 953(b) of the Dodd-Frank Wall Street Reform Act and Consumer Protection Act of 2010, and Item 402(u) of Regulation
S-K,
we are providing the following disclosure about the ratio of the annual total compensation of Mr. Groetelaars, our CEO, to the annual total compensation of our median employee.
For 2021, the annual total compensation of our median employee (excluding our CEO) was $68,755. The 2021 total compensation of our CEO was $9,038,631. Based on this information, for 2021 the ratio of our CEO’s annual total compensation to the annual total compensation of our median employee was 131:1. We believe this ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation
S-K.
For purposes of reporting annual total compensation and the ratio of annual total compensation of the CEO to the median employee, both the CEO and median employee’s annual total compensation were calculated consistent with the disclosure requirements of executive compensation under the Summary Compensation Table.

To identify the median employee, we examined the 2021 total cash compensation, including base salaries, overtime payments, allowances, incentives and commissions paid, to all individuals, excluding our CEO, who were employed by us as of July 15, 2021, as reflected in our payroll records. In accordance with Item 402(u) and instructions thereto, we included all full-time, part-time, temporary and seasonal employees. We selected total cash compensation for all employees as a consistently applied compensation measure because we do not widely distribute annual equity awards to employees and because we believe that this measure reasonably reflects the total annual compensation of our employees. For purposes of calculating the total cash compensation of our
non-U.S.
employees, we converted local currencies to U.S. dollars based on our fiscal year 2021 operating plan exchange rates.
We determined that employee’s annual total compensation for fiscal year 2021 in the same manner that we determine the total compensation of our NEOs for purposes of the Summary Compensation Table, as discussed above.
DIRECTOR COMPENSATION
General
Prior to the Merger, in setting
non-employee
director compensation, the Board considered the significant amount of time that directors expended in fulfilling their duties to Hillrom as well as the skill-level required for members of the Board. Our director pay package was designed to attract and retain highly-qualified, independent professionals to monitor the effectiveness of policy and decision-making both at the Board and management level, with a view to enhancing shareholder value over the long term. Our Nominating/Corporate Governance Committee reviewed our non-employee
director compensation program on an annual basis, with the assistance of the compensation consulting firm used by the Compensation and Management Development Committee. Directors who are also employees of Hillrom received no additional remuneration for services as a director.
Non-Employee
Director Compensation for Fiscal Year 2021
For fiscal year 2021, our
non-employee
directors (other than the Chair of the Board) received a quarterly cash retainer of $20,000; the Chair of the Board’s quarterly retainer was $40,000. Committee members of the Audit Committee, Compensation and Management Development Committee and Nominating/Corporate Governance Committee received a quarterly retainer in the amount of $3,125, $1,875 and $1,250, respectively. Chairs of the Audit Committee, Compensation and Management Development Committee and Nominating/Corporate Governance Committee received a quarterly retainer in the amount of $6,250, $5,000 and $3,750, respectively. Committee members also received a fee in the amount of $1,500 for each special committee meeting attended, in person or by telephone. In addition, each non-employee
director was, on the first trading day following the close of each annual meeting of the Company’s shareholders, awarded vested deferred RSUs valued at $190,000 ($230,000 in the case of the Chair of the Board). Delivery of shares of common stock underlying these RSUs occurred on the later of one year and one day from the date of the grant or the six-month
anniversary of the date that the applicable director ceases to be a member of the Board. In fiscal year 2021 the annual grant consisted of 2,163 vested deferred RSUs for the Chair of the Board and 1,787 for each other non-employee
director. A new director could receive a
pro-rata
portion of the annual award representing time served during the fiscal year in which the new director joined the Board.
Non-Employee
Director Compensation for Fiscal Year 2022
No changes were to be made to the annual cash or equity retainer for each of our non-employee
directors and Chair.
Expected Impact of Proposed Merger on Outstanding Equity Awards
In general, at the effective time of the Merger, RSUs held by non-employee
directors fully vested and were automatically cancelled and converted into the right to receive a cash amount equal to the product of (x) the number of shares of Company common stock underlying such RSU immediately prior to the effective time and (y) the per share merger consideration, less applicable taxes.
Director Compensation Table For Fiscal Year Ended September 30, 2021

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Option Awards	All Other Compensation (3)	Total
William G. Dempsey	$171,000	$230,057	$—	$108	$401,165
Gary L. Ellis	$113,000	$190,065	$—	$108	$303,173
Stacy Enxing Seng	$93,500	$190,065	$—	$108	$283,673
Mary Garrett	$103,000	$190,065	$—	$108	$293,173
James R. Giertz	$97,000	$190,065	$—	$108	$287,173
William H. Kucheman	$93,500	$190,065	$—	$108	$283,673
Gregory J. Moore	$90,500	$190,065	$—	$108	$280,673
Felicia F. Norwood	$94,000	$190,065	$—	$108	$284,173
Nancy M. Schlichting	$109,500	$190,065	$—	$108	$299,673

(1)
The amounts in this column include the annual retainer and the amounts earned by each non-employee
director for attending special committee meetings in person and/or by teleconference. For the Chair of each of our Audit Committee, Compensation and Management Development Committee, and Nominating/Corporate Governance Committee, the additional annual retainer is also included.

(2)
The amounts indicated represent the grant date fair value of RSUs granted to our non-employee
directors during fiscal year 2021, and do not include any common stock equivalent dividends accrued on the RSUs since the grant date. The determination of this value was based on the methodology set forth in Notes 1 and 7 of the Notes to our Consolidated Financial Statements included in our Annual Report on Form
10-K
for the year ended September 30, 2021. As of September 30, 2021, our non-employee
directors owned aggregate stock awards in the following amounts (in shares): William G. Dempsey 23,185; Gary L. Ellis 8,637; Stacy Enxing Seng 17,275; Mary Garrett 10,376; James R. Giertz 37,419; William H. Kucheman 26,105; Gregory J. Moore 5,188; Felicia F. Norwood 3,667; and Nancy M. Schlichting 10,376.

(3)
Amounts in this column represent the dollar value of the voluntary director life and accidental death and dismemberment insurance premiums paid by us during fiscal year 2021 on behalf of each director.

Equity Compensation Plan Information
The following table sets forth information concerning Hillrom’s equity compensation plans as of September 30, 2021:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted Average exercise price of outstanding options, warrants and rights (1) (b)	Number of Securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation approved by security holders	1,623,456	$88.39	3,926,436
Total	1,623,456	$88.39	3,926,436	(2)

(1)	RSUs and PSUs are excluded when determining the weighted-average exercise price of outstanding stock options.
(2)	Amount consists of 3,021,212 shares available for issuance under our Stock Incentive Plan and 905,224 shares available for purchase under our Employee Stock Purchase Plan.
APPENDIX A — RECONCILIATION OF
NON-GAAP
AND GAAP FINANCIAL MEASURES
The following table reconciles financial results reported in accordance with accounting principles generally accepted in the United States (“GAAP”) to non-GAAP
financial results. In addition to the results reported in accordance with GAAP, we routinely provide operating margin, income before taxes, income tax expense and earnings per diluted share results on an adjusted basis because the Company’s management believes these measures contribute to an understanding of our financial performance, provide additional analytical tools to understand our results from core operations and reveal underlying trends. These measures exclude strategic developments, acquisition and integration costs and related fair value adjustments, gains and losses associated with disposals of businesses or significant product lines, regulatory costs related to updating existing product registrations to comply with the European Medical Device Regulations, special charges, the transitional impacts of the U.S. Tax Cuts and Jobs Act, change in tax accounting methods, and other tax law changes, expenses associated with these items, the impacts of significant litigation matters, certain impacts of the
COVID-19
pandemic and other unusual events. The Company also excludes expenses associated with the amortization of intangible assets associated with purchased intangible assets. These adjustments are made to allow investors to evaluate and understand operating trends excluding their impact on operating income and earnings per diluted share.
Management uses these measures internally for planning, forecasting, and evaluating the performance of the business. Investors should consider non-GAAP
measures in addition to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP.
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

	2021				2020
(In millions)	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS	Operating Margin	Income Before Income Taxes	Income Tax Expense	Diluted EPS
GAAP Basis	13.3%	$302.8	$54.3	$3.72	12.8%	$271.2	$48.2	$3.32
Adjustments:
Acquisition and integration costs and related fair value adjustments 1	0.9%	62.7	6.9	0.84	—%	(0.6)	1.8	(0.04)
Acquisition-related intangible asset amortization 2	3.6%	108.6	26.3	1.23	3.7%	109.0	26.1	1.23
Field corrective actions 3	0.1%	1.6	0.4	0.02	0.2%	4.9	1.2	0.05
Regulatory compliance costs 4	0.5%	15.1	3.7	0.17	0.5%	15.6	3.7	0.18
Special charges 5	1.6%	47.4	11.0	0.54	1.4%	41.5	9.2	0.48
Debt refinancing costs 6	—%	9.8	2.3	0.11	—%	16.1	3.7	0.18
Loss on disposition of business 7	—%	—	—	—	—%	(2.8)	(4.4)	0.02
Pension settlement expense 8	—%	—	—	—	—%	8.4	1.9	0.10
Litigation settlements 9	—%	(6.8)	(1.6)	(0.08)	—%	(1.2)	(0.3)	(0.01)
COVID-19 related cost and benefits, net 10	(0.4)%	(11.6)	(0.7)	(0.16)	0.2%	1.4	0.7	0.02
LIFO change 11	(0.2)%	(6.8)	(1.5)	(0.08)

Adjusted Basis	19.4%	$522.8	$101.1	$6.31	18.8%	$463.5	$91.8	$5.53

(1)
Acquisition and integration costs and related fair value adjustments include legal and professional fees, temporary labor, consulting, and other costs related to business development activities and the closing and integration of acquired businesses. For acquired businesses, this also includes fair value adjustments related to contingent considerations, and purchase accounting adjustments for deferred revenue and other items. See Note 3. Business Combinations for further information.

(2)
Acquisition-related intangible asset amortization relates to the amortization of intangible assets acquired through the transactions described in Note 3. Business Combinations and Note 4. Goodwill and Intangible Assets.

(3)	Field corrective action costs relate to costs incurred to address broad-based product performance matters outside of normal warranty provisions. These costs are included in Cost of goods sold.

(4)
Regulatory compliance costs relate to updating existing product registrations to comply with the European Medical Device Regulations and the impacts of current period tax law changes. These costs are included in Selling and administrative expenses.

(5)
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

(6)
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

(7)
Loss on disposition of business relates to losses recorded in Investment income (expense) and other, net and additional tax expense of $4.1 million as a result of a change in the taxable gain resulting from business dispositions, which occurred in August 2019.

(8)
Pension settlement expense represents an actuarial loss totaling $8.4 million recorded as a component of Investment income (expense) and other, net. See Note 8. Retirement and Postretirement Benefit Plans for further information.

(9)
Litigation settlements represent the aggregate charges, costs or recoveries associated with litigation settlements, including related expenses. These costs are recorded as a component of Investment income (expense) and other, net.

(10)
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

(11)
LIFO change reflects the change in accounting principle related to the change in costing method of remaining inventory from LIFO to FIFO, which we adopted during the three months ended September 30, 2021. See Note 1. Summary of Significant Accounting Policies for further information.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following tables set forth information with respect to the beneficial ownership of our outstanding common stock as of December 7, 2021 by:

•	each of our then-current directors, nominees and our NEOs;

•	all of our then-current directors and executive officers as a group; and

•	each person or entity that is known by us to be the beneficial owner of more than five percent of our common stock.
Our common stock is our only class of equity securities outstanding. Except as otherwise noted in the footnotes below, the individual director or executive officer or their family members had sole voting and investment power with respect to such securities. None of the shares beneficially owned by our directors and executive officers are pledged as security. The number of shares beneficially owned includes, as applicable, directly and/or indirectly owned shares of common stock, common stock shares underlying stock options that are currently exercisable or will become exercisable within sixty (60) days from December 7, 2021, and deferred stock share awards (otherwise known as restricted stock units or RSUs) that are vested or will vest within sixty (60) days from December 7, 2021. Except as specified below, the business address of the persons listed is our headquarters, 130 East Randolph, Suite 1000, Chicago, Illinois 60601. See “Explanatory Note” regarding the delisting of our common stock.

Name of Beneficial Owner	Shares Owned Directly	Shares Owned Indirectly	Shares Under Options/RSUs Exercisable/ Vesting Within 60 Days	Total Number of Shares Beneficially Owned	Percent of Class (1)
Directors and NEOs:
William G. Dempsey	5,376	0	23,185	28,561	*
John P. Groetelaars	34,870	0	153,614	188,484	*
Gary L. Ellis	0	0	8,637	8,637	*
Stacy Enxing Seng	0	0	17,275	17,275	*
Mary Garrett	300	0	10,376	10,676	*
James R. Giertz	2,000	0	37,419	39,419	*
William Kucheman	0	0	26,105	26,105	*
Gregory J. Moore	0	0	5,188	5,188	*
Felicia F. Norwood	0	0	3,667	3,667	*
Nancy M. Schlichting	0	0	10,376	10,376	*
Barbara W. Bodem	13,321	719	19,932	33,972	*
Andreas Frank	16,539	0	53,786	70,325	*
Paul S. Johnson	13,566	0	21,734	35,300	*
Deborah Rasin	26,527	0	24,040	50,567	*
Amy Dodrill	3,793	110	6,708	10,611	*
Mary Kay Ladone	2,284	—	0	2,284	*
Richard M. Wagner	5,210	483	0	5,693	*
All directors and executive officers as a group (total of 17 individuals)	123,786	1,311	422,041	547,138

(1)	Percentages are based on 66,109,793 shares of common stock outstanding as of December 7, 2021.
*	Less than 1% of the total shares outstanding.

Name of Beneficial Owner	Total Number of Shares Beneficially Owned		Percent of Class (1)
Other 5% Beneficial Owners:
BlackRock, Inc. 55 East 52 nd Street New York, NY 10055	6,702,313	(2)	10.1%
The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	6,681,997	(3)	10.1%

(1)	Percentages are based on 66,109,793 shares of common stock outstanding as of December 7, 2021.

(2)
This information is based solely on the Schedule 13G/A filed by BlackRock, Inc. with the SEC on May 7, 2021. BlackRock, Inc. reported aggregate beneficial ownership of 6,702,313 shares, with sole power to vote 6,349,129 shares, sole power to dispose of 6,702,313 shares, shared power to vote zero shares, and shared power to dispose of zero shares.

(3)
This information is based solely on the Schedule 13G/A filed by The Vanguard Group with the SEC on June 10, 2021. The Vanguard Group reported aggregate beneficial ownership of 6,681,997 shares, with sole power to vote zero shares, sole power to dispose of 6,585,915 shares, shared power to vote 40,797 shares, and shared power to dispose of 96,082 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
DETERMINATIONS WITH RESPECT TO INDEPENDENCE OF DIRECTORS
Prior to the Merger, the Board determined the independence for each member of the Board based on an annual evaluation performed and recommendations made by the Nominating/Corporate Governance Committee, consistent with the applicable rules of the New York Stock Exchange (“NYSE”).
Based on these standards and all relevant facts and circumstances, the Board determined that each member of the Board as of December 7, 2021 was independent, with the exception of John P. Groetelaars, who was not independent.
TRANSACTIONS WITH RELATED PERSONS
Prior to the Merger, the Company maintained written procedures regarding the review and approval of transactions between the Company and related persons. The policy applied to any transaction in which Hillrom or a subsidiary is a participant, where the amount involved exceeds $120,000 and a related person has a direct or indirect material interest. A related person means any director or executive officer of the Company, any nominee for director, any shareholder known to the Company to be the beneficial owner of more than 5% of any class of the Company’s voting securities, and any immediate family member of any such persons. Under these procedures, our Nominating/Corporate Governance Committee was responsible for reviewing and preapproving all related person transactions. When reviewing and/or approving proposed related party transactions, the Nominating/Corporate Governance Committee considered all of the relevant facts and circumstances, including: the benefits to us; the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer; the availability of other sources for comparable products or services; the terms of the transaction; and the terms available for similar transactions with unrelated third parties.
There were no related person transactions in fiscal year 2021.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Independent Registered Public Accounting Firm Fees and Services
The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP (“PwC”), our independent registered public accounting firm, for the audit of our annual consolidated financial statements for the fiscal years ended September 30, 2020 and 2021, and fees billed for other services rendered by PwC during those periods. All services set forth in the following table for both 2020 and 2021 were pre-approved
by the Audit Committee before being rendered.

	2020	2021
Audit Fees (1)	$4,006,000	$4,039,000
Audit-Related Fees (2)	$3,000	$6,000
Tax Fees (3)	$2,193,000	$4,329,000
All Other Fees (4)	$3,000	$51,000

Total (5)	$6,205,000	$8,425,000

(1)
Audit Fees were billed by PwC for professional services rendered for the integrated audit of our consolidated financial statements and our internal control over financial reporting, along with the review and audit of the application of new accounting pronouncements, acquisition and disposition accounting, other non-recurring
transactions and statutory audits of foreign entities.

(2)	Audit-Related Fees were billed by PwC for agreed-upon procedures.
(3)	Tax Fees were billed by PwC for professional services rendered for tax compliance, tax advice and tax planning.
(4)	All Other Fees were fees billed by PwC for all other products and services provided to us.
Audit Committee
Pre-Approval
Policies and Procedures
The Audit Committee has adopted a policy requiring that all services from the outside independent registered public accounting firm must be pre-approved
by the Audit Committee or its delegate and has adopted guidelines that non-audit
related services generally should not exceed the total of audit and audit related fees unless approved on an exception basis. During fiscal year 2021, PwC’s fees for non-audit
related services fell within these guidelines.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated January 15, 2021 by and among Hill-Rom, Inc., Barcelona Merger Sub, Inc., Bardy Diagnostics, Inc. and Fortis Advisors LLC (Incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K dated January 19, 2021)

2.2	Agreement and Plan of Merger, entered into by and among Hill-Rom Holdings, Inc., Baxter International Inc., and Bel Air Subsidiary, Inc., dated as of September 1, 2021 (Incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K dated September 2, 2021)

3.1	Restated and Amended Articles of Incorporation of Hill-Rom Holdings, Inc., as currently in effect (Incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K dated December 13, 2021)

3.2	Amended and Restated Code of By-laws of Hill-Rom Holdings, Inc., as currently in effect (Incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K dated December 13, 2021)

4.1	Indenture dated as of December 1, 1991, between
Hill-Rom
Holdings, Inc. and Union Bank, N.A. (as successor to LaSalle Bank National Association and Harris Trust and Savings Bank) as Trustee (Incorporated herein by reference to Exhibit (4) (a) to Registration Statement on Form
S-3,
Registration
No. 33-44086)

4.2	Indenture dated as of February 14, 2017, between Hill-Rom Holdings, Inc., the guarantors party thereto, and MUFG Union Bank, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated February 14, 2017)

4.3	First Supplemental Indenture dated May 12, 2017, among Hill-Rom Holdings, Inc., the guarantors party thereto, and MUFG Union Bank, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.7 to the Company’s Form 10-K dated November 17, 2017)

4.4	Indenture, dated September 19, 2019, among Hill-Rom Holdings, Inc., the subsidiary guarantors party thereto, and Citibank, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated September 19, 2019)

4.5	First Supplemental Indenture dated October 16, 2019, among Hill-Rom Holdings, Inc., the guarantors party thereto, and Citibank, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.9 to the Company’s Form 10-K dated November 15, 2019)

4.6	Second Supplemental Indenture dated May 3, 2019, among Hill-Rom Holdings, Inc., the guarantors party thereto, and MUFG Union Bank, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.6 to the Company’s Form 10-K dated November 13, 2020)

4.7	Third Supplemental Indenture dated October 16, 2019, among Hill-Rom Holdings, Inc., the guarantors party thereto, and MUFG Union Bank, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.10 to the Company’s Form 10-K dated November 15, 2019)

4.8	Description of Securities (Incorporated herein by reference to Exhibit 4.8 to the Company’s Form 10-K dated November 13, 2020)

*10.1	Hill-Rom Holdings, Inc. Board of Directors’ Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.10 to the Company’s Form 10-Q dated July 13, 2001)

*10.2	Hill-Rom Holdings, Inc. Director Phantom Stock Plan and form of award (Incorporated herein by reference to Exhibit 10.11 to the Company’s Form 10-Q dated July 13, 2001)

*10.3	Form of Director Indemnity Agreement (Incorporated herein by reference to Exhibit 10.6 to the Company’s Form 10-K dated December 23, 2003)

*10.4	Form of Indemnity Agreement between Hill-Rom Holdings, Inc. and certain executive officers (Incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K dated December 23, 2003)

*10.5	Amended and Restated Hill-Rom Holdings, Inc. Stock Incentive Plan, as currently in effect (Incorporated herein by reference to Exhibit 10.30 to the Company’s Form 10-K dated November 24, 2009)

*10.6	Hill-Rom Holdings, Inc. Short-Term Incentive Compensation Plan (Incorporated herein by reference to Exhibit 10.6 to the Company’s form 10-K dated November 13, 2020)

*10.7	Hill-Rom Holdings, Inc. Amended and Restated Supplemental Executive Retirement Plan (Incorporated herein by reference to Exhibit 10.69 to the Company’s Form 10-K dated November 16, 2011)

Exhibit No.	Description

*10.8	Form of Indemnity Agreement between Hill-Rom Holdings, Inc. and certain executive officers (Incorporated herein by reference to Exhibit 10.6 to the Company’s Form 10-K dated November 16, 2011)

*10.9	Form of Limited Recapture Agreement between Hill-Rom Holdings, Inc. and certain of its officers, including Named Executive Officers (Incorporated herein by reference to Exhibit 10.34 to the Company’s Form 10-K dated November 20, 2013)

*10.10	FY 2016 Non-Employee Director Compensation Policy (Incorporated herein by reference to Exhibit 10.31 to the Company’s Form 10-K dated November 19, 2015)

10.11	Credit Agreement dated as of August 30, 2019 among Hill-Rom Holdings, Inc, Welch Allyn, Inc., the other borrowers from time to time party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (Incorporated herein by reference to Exhibit 10.1 the Company’s Form 8-K dated August 30, 2019)

10.12	Loan and Security Agreement dated May 5, 2017, among Hill-Rom Finance Company LLC, as Borrower, the persons from time to time party hereto, as lenders and as Group Agents, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, and Hill-Rom Company, Inc., as initial Servicer (Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 5, 2017)

10.13	Purchase and Sale Agreement dated May 5, 2017, among Hill-Rom Company, Inc., as an originator and as servicer, other originators from time to time party hereto, as originators, and Hill-Rom Finance Company LLC, as Buyer (Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated May 5, 2017)

10.14	Performance Guaranty dated May 5, 2017, between Hill-Rom Holdings, Inc., the Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, for and on behalf of the Credit Parties and other Secured Parties from time to time under the Loan and Security Agreement, dated as of the date hereof, among Hill-Rom Finance Company LLC, Hill-Rom Company, Inc., as initial servicer, the Administrative Agent and BTMU (Incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K dated May 5, 2017)

*10.15	Hill-Rom Holdings, Inc. Employee Stock Purchase Plan, as amended and restated as of July 1, 2017 (Incorporated herein by reference to Exhibit 10.22 to the Company’s Form 10-K dated November 16, 2018)

*10.16	Form of Non-Qualified Stock Option Agreement for employees hired prior to August 1, 2016, under the Amended and Restated Hill-Rom Holdings, Inc.’s Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.30 to the Company’s Form 10-K dated November 17, 2017)

*10.17	Form of Non-Qualified Stock Option Agreement for employees hired on and after August 1, 2016, under the Amended and Restated Hill-Rom Holdings, Inc.’s Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.31 to the Company’s Form 10-K dated November 17, 2017)

*10.18	Form of Non-Qualified Stock Option Agreement (CEO version), under the Amended and Restated Hill-Rom Holdings, Inc.’s Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.32 to the Company’s Form 10-K dated November 17, 2017)

*10.19	Form of Restricted Stock Unit Award Agreement for employees hired prior to August 1, 2016, under the Amended and Restated Hill-Rom Holdings, Inc.’s Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.33 to the Company’s Form 10-K dated November 17, 2017)

*10.20	Form of Restricted Stock Unit Award Agreement for employees hired on and after August 1, 2016, under the Amended and Restated Hill-Rom Holdings, Inc.’s Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.34 to the Company’s Form 10-K dated November 17, 2017)

*10.21	Form of Restricted Stock Unit Award Agreement (CEO version), under the Amended and Restated Hill-Rom Holdings, Inc.’s Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.35 to the Company’s Form 10-K dated November 17, 2017)

*10.22	Form of Performance-Based Restricted Stock Unit Award Agreement for employees hired prior to August 1, 2016, under the Amended and Restated Hill-Rom Holdings, Inc.’s Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.36 to the Company’s Form 10-K dated November 17, 2017)

*10.23	Form of Performance-Based Restricted Stock Unit Award Agreement for employees hired on and after August 1, 2016, under the Amended and Restated Hill-Rom Holdings, Inc.’s Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.37 to the Company’s Form 10-K dated November 17, 2017)

*10.24	Form of Performance-Based Restricted Stock Unit Award Agreement (CEO version), under the Amended and Restated Hill-Rom Holdings, Inc.’s Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.38 to the Company’s Form 10-K dated November 17, 2017)

Exhibit No.	Description

10.25	Amendment No. 1 to Loan and Security Agreement, dated as of May 4, 2018, among Hill-Rom Company, Inc., as initial servicer, Hill-Rom Finance Company LLC, as borrower, and MUFG Bank, Ltd., (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd.), as Group Agent, as Committed Lender and as Administrative Agent (Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 4, 2018)

10.26	Amendment No. 1 to Purchase and Sale Agreement, dated as of May 4, 2018, among Hill-Rom Company, Inc., as initial servicer, each of the Originators party to the Purchase and Sale Agreement, as originators, and Hill-Rom Finance Company LLC, as buyer (Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated May 4, 2018)

10.27	Master Framework Agreement, dated as of May 4, 2018, by and among MUFG Bank, Ltd., as buyer, Hill-Rom Company, Inc., Hill-Rom Manufacturing, Inc., and each additional seller from time to time party thereto, as sellers, and Hill-Rom Company, as agent for the sellers (Incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K dated May 4, 2018)

10.28	1996 SIFMA Master Repurchase Agreement, including Annex I thereto, (as amended thereby), dated as of May 4, 2018, between Hill-Rom Company, Inc. and MUFG Bank, Ltd (Incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K dated May 4, 2018)

10.29	1996 SIFMA Master Repurchase Agreement, including Annex I thereto, (as amended thereby), dated as of May 4, 2018, between Hill-Rom Manufacturing, Inc. and MUFG Bank, Ltd (Incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K dated May 4, 2018)

10.30	Guaranty, dated as of May 4, 2018, between Hill-Rom Holdings, Inc., and MUFG Bank, Ltd., as buyer under the Master Framework Agreement (Incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K dated May 4, 2018)

10.31	Amendment No. 3 to Loan and Security Agreement, dated as of May 3, 2019, among Hill-Rom Company, Inc., as initial servicer, Hill-Rom Finance Company LLC, as borrower, and MUFG Bank, Ltd., (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd.), as Group Agent, as Committed Lender and as Administrative Agent (Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 3, 2019)

10.32	Amendment No. 1 to Master Framework Agreement, dated as of May 3, 2019, by and among MUFG Bank, Ltd., as buyer, Hill-Rom Company, Inc., Hill-Rom Manufacturing, Inc., and each additional seller from time to time party thereto, as sellers, and Hill-Rom Company, as agent for the sellers (Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated May 3, 2019)

*10.33	Letter Agreement executed March 21, 2018 between Hill-Rom Holdings, Inc. and Richard M. Wagner (Incorporated herein by reference to Exhibit 10.1 filed with the Company’s Form 8-K dated May 10, 2018)

*10.34	Amended and Restated Employment Agreement between Hill-Rom Holdings, Inc. and John P. Groetelaars dated November 16, 2018 (Incorporated herein by reference to Exhibit 10.43 to the Company’s Form 10-K dated November 16, 2018)

*10.35	Amended and Restated Employment Agreement between Hill-Rom Holdings, Inc. and Deborah Rasin dated November 16, 2018 (Incorporated herein by reference to Exhibit 10.44 to the Company’s Form 10-K dated November 16, 2018)

*10.36	Amended and Restated Change in Control Agreement between Hill-Rom Holdings, Inc. and John P. Groetelaars dated November 16, 2018 (Incorporated herein by reference to Exhibit 10.47 to the Company’s Form 10-K dated November 16, 2018)

*10.37	Change in Control Agreement between Hill-Rom Holdings, Inc. and Barbara Bodem with an effective date of December 3, 2018 (Incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K dated November 27, 2018)

*10.38	Form of Amended and Restated Change in Control Agreement dated November 16, 2018, between Hill-Rom Holdings, Inc. and certain of its officers, including Messrs. Amy Dodrill, Mary Kay Ladone, Andreas Frank, Paul Johnson, Kenneth Meyers, Richard Wagner, and Ms. Deborah Rasin (Incorporated herein by reference to Exhibit 10.48 to the Company’s Form 10-K dated November 16, 2018)

*10.39	Amended and Restated Employment Agreement between Hill-Rom Holdings, Inc. and Andreas Frank dated November 16, 2018 (Incorporated herein by reference to Exhibit 10.49 to the Company’s Form 10-K dated November 16, 2018)

*10.40	Amended and Restated Employment Agreement between Hill-Rom Holdings, Inc. and Paul Johnson dated November 16, 2018 (Incorporated herein by reference to Exhibit 10.50 to the Company’s Form 10-K dated November 16, 2018)

*10.41	Amended and Restated Employment Agreement between Hill-Rom Holdings, Inc. and Kenneth Meyers dated November 16, 2018 (Incorporated herein by reference to Exhibit 10.51 to the Company’s Form 10-K dated November 16, 2018)

10.42	Residential Lease Agreement between Hill-Rom Holdings, Inc. and Andreas Frank dated May 1, 2019 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q dated August 2, 2019)

Exhibit No.	Description

*10.43	Employment Agreement between Hill-Rom Holdings, Inc. and Mary Kay Ladone with an effective date of December 3, 2018 (Incorporated herein by reference to Exhibit 10.43 to the Company’s Form 10-K dated November 13, 2020)

*10.44	Employment Agreement between Hill-Rom Holdings, Inc. and Barbara Bodem with an effective date of December 3, 2018 (Incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K dated November 27, 2018)

*10.45	Employment Agreement between Hill-Rom Holdings, Inc. and Amy Dodrill with an effective date of June 1, 2019 (Incorporated herein by reference to Exhibit 10.45 to the Company’s Form 10-K dated November 13, 2020)

10.46	Amendment No. 4 to Loan and Security Agreement, dated as of April 27, 2020, among Hill-Rom Company, Inc., as initial servicer, Hill-Rom Finance Company LLC, as borrower, and MUFG Bank, Ltd., (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd.), as Group Agent, as Committed Lender and as Administrative Agent (Incorporated herein by reference to Exhibit 10.1 filed with the Company’s Form 8-K dated April 27, 2020)

10.47	Amendment No. 2 to Master Framework Agreement, dated as of April 27, 2020, by and among MUFG Bank, Ltd., as buyer, Hill-Rom Company, Inc., Hill-Rom Manufacturing, Inc., and each additional seller from time to time party thereto, as sellers, and Hill-Rom Company, as agent for the sellers (Incorporated herein by reference to Exhibit 10.2 filed with the Company’s Form 8-K dated April 27, 2020)

10.48	Amendment No. 1 to Hill-Rom Company Master Repurchase Agreement, dated as of April 27, 2020, by and among MUFG Bank, Ltd., as buyer, and Hill-Rom Company, Inc., as seller (Incorporated herein by reference to Exhibit 10.3 filed with the Company’s Form 8-K dated April 27, 2020)

10.49	Amendment No. 1 to Hill-Rom Manufacturing Master Repurchase Agreement, dated as of April 27, 2020, by and among MUFG Bank, Ltd., as buyer, and Hill-Rom Manufacturing, Inc., as seller (Incorporated herein by reference to Exhibit 10.4 filed with the Company’s Form 8-K dated April 27, 2020)

*10.50	Form of Addendum to Form of Limited Recapture Agreement between Hill-Rom Holdings, Inc. and certain of its officers, including Named Executive Officers (Incorporated herein by reference to Exhibit 10.50 to the Company’s Form 10-K dated November 13, 2020)

*10.51	Addendum to the Amended and Restated Employment Agreement between Kenneth F. Meyers and Hill-Rom Holdings, Inc. dated as of November 30, 2020 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q dated February 5, 2021)

*10.52	Hill-Rom Holdings, Inc. 2021 Stock Incentive Plan (Incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K dated March 11, 2021)

*10.53	This First Amendment to the Amended and Restated Change in Control Agreement by and between Hill-Rom Holdings, Inc. and certain of its officers, including, John Groetelaars, Barbara Bodem, Deborah Rasin, Amy Dodrill, Andreas Frank, Mary Kay Ladone, Paul Johnson, Cheryl James, Rick Wagner (Incorporated herein by reference to Exhibit 10.53 to the Company’s Form 10-K dated November 12, 2021)

21	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the period ended September 30, 2021, filed on November 12, 2021)

23	Consent of Independent Registered Public Accounting Firm (Incorporated by reference to Exhibit 23 to the Company’s Annual Report on Form 10-K for the period ended September 30, 2021, filed on November 12, 2021)

31.1	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated herein by reference to Exhibit 32.1 to the Company’s Form 10-K dated November 12, 2021)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated herein by reference to Exhibit 32.2 to the Company’s Form 10-K dated November 12, 2021)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in Exhibit 101)

Management contracts and compensatory plans or arrangements are designated with “*”.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 23, 2021.

HILL-ROM HOLDINGS, INC.

By:	/s/ Richard M. Wagner
Name:	Richard M. Wagner
Title:	Vice President